Form 10-Q
period 1996-06-30
HARBORSIDE HEALTHCARE CORP
filed 1996-08-14
CIK 1011693

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THEx SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                June 30, 1996


                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                       to




                           Commission file number       01-14358


                        Harborside Healthcare Corporation


               Delaware                                04-3307188
   (State or other jurisdiction of           (IRS employer identification no.)
    incorporation or organization)


       470 Atlantic Avenue, Boston, Massachusetts                02210
          (Address of principal executive offices)             (Zip Code)

                                  (617) 556-1515
               (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes        No   X

   Number of shares of common stock, par value $0.01 per share outstanding as of August 12, 1996: 8,000,000.

                          PART I.  FINANCIAL INFORMATION

   Item 1.     FINANCIAL STATEMENTS


                HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Combined prior to June 14, 1996)
                 (dollars in thousands, except per share amounts)


                                                      December 31,   June 30,
                                                          1995         1996
                         ASSETS                                    (Unaudited)
   Current assets:
     Cash and cash equivalents                           $40,157     $20,736
     Accounts receivable, net of allowances
       for doubtful accounts of $978 and $1,783,
       respectively                                        9,967      13,609
     Prepaid expenses and other                            1,790       3,878
     Demand note due from limited partnership              1,255       1,312
     Facility acquisition deposits                         3,000         --
     Deferred income taxes                                   --          843
       Total current assets                               56,169      40,378
   Restricted cash                                         2,755       3,597
   Investment in limited partnership                         519         152
   Property and equipment, net                            30,139      30,696
   Intangible assets, net                                  3,050       3,263
   Deferred income taxes                                     --          400
       Total assets                                      $92,632     $78,486

                       LIABILITIES
   Current liabilities:
     Current maturities of long-term debt                $   428     $   172
     Accounts payable                                      4,034       5,317
     Employee compensation and benefits                    4,495       6,358
     Other accrued liabilities                               959       2,916
     Note payable to affiliate                             2,000         --
     Accrued interest                                         25         263
     Current portion of deferred income                      --          360
     Distribution payable to minority interest            33,493         --
       Total current liabilities                          45,434      15,386
   Long-term portion of deferred income                      --        3,144
   Long-term debt                                         43,068      18,149
       Total liabilities                                  88,502      36,679

              STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 4,400,000 and 8,000,000 shares
     issued and outstanding, respectively                     44          80
   Additional paid-in capital                             10,328      48,911
   Accumulated deficit                                    (6,242)     (7,184)
       Total stockholders' equity                          4,130      41,807

       Total liabilities and stockholders' equity        $92,632     $78,486

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                 (dollars in thousands, except per share amounts)

                                        For the three          For the six
                                         months ended          months ended
                                           June 30,              June 30,
                                        1995      1996       1995      1996
   Total net revenues                 $26,737   $36,872    $50,514   $71,803

   Expenses:
     Facility operating                22,185    29,806     41,919    57,926
     General and administrative         1,144     1,710      2,285     3,430
     Service charges paid to
       affiliate                          177       180        354       365
     Special compensation and other       --      1,201        --      1,716
     Depreciation and amortization      1,065       576      2,108     1,115
     Facility rent                        495     2,553        887     5,098
       Total expenses                  25,066    36,026     47,553    69,650

   Income from operations               1,671       846      2,961     2,153
   Other:
     Interest expense, net              1,225       835      2,489     1,810
     Loss (income) on investment in
       limited partnership               (140)      240        (59)      367
     Minority interest in net income
       of subsidiaries                    333       --         518       --
     Income (loss) before income
       taxes and extraordinary loss       253      (229)        13       (24)
     Income taxes (benefit)               --       (400)       --       (400)
     Income before extraordinary
       loss                               253       171         13       376
     Extraordinary loss on early
       retirement of debt, net
       of taxes of $843                   --     (1,318)       --     (1,318)
   Net income (loss)                  $   253   $(1,147)   $    13   $  (942)

   Pro forma data:
     Historical income (loss)
       before income taxes and
       extraordinary loss             $   253   $  (229)   $    13   $   (24)
     Pro forma income taxes (benefit)     99       (489)         5      (409)
     Pro forma income before
       extraordinary loss                 154       260          8       385
     Extraordinary loss, net              --     (1,318)       --     (1,318)
     Pro forma net income (loss)      $   154   $(1,058)   $     8   $  (933)

   Pro forma net income (loss) per share:
     Pro forma income before
       extraordinary loss             $  0.03   $  0.05    $  0.00   $  0.08

     Extraordinary loss, net              --      (0.26)       --      (0.28)
     Pro forma net income (loss)      $  0.03   $ (0.21)   $  0.00   $ (0.20)
     Weighted average number of
       common and common equivalent
       shares used in pro forma net
       income (loss) per share        4,425,000 5,092,000  4,425,000 4,760,000

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                              (dollars in thousands)


                                         Additional
                                 Common   Paid-In   Accumulated
                                 Stock    Capital     Deficit      Total


   Stockholders' equity,
     December 31, 1995           $  44    $10,328     $(6,242)   $ 4,130
   Net loss                        --         --         (942)      (942)
   Purchase of equity interests    --       1,028         --       1,028
   Distributions                   --        (140)        --        (140)
   Proceeds of initial public
     offering, net                  36     37,695          --     37,731

   Stockholders' equity,
     June 30, 1996               $  80    $48,911      $(7,184)  $41,807

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                              (dollars in thousands)

                                                          For the six months
                                                            ended June 30,
                                                           1995         1996
   Operating activities:
    Net income (loss)                                    $     13    $   (942)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Minority interest                                      518         234
       Extraordinary loss, net                                --        1,318
       Depreciation of property and equipment               1,885         940
       Amortization of intangible assets                      223         175
       Amortization of deferred income                        --         (181)
       Loss from investment in limited partnership            (59)        367
       Amortization of loan costs and fees                     55          67
       Deferred interest                                      --          (57)
       Common stock grant                                     --          225
       Other                                                   (1)          2
                                                            2,634       2,148
   Changes in operating assets and liabilities:
    (Increase) in accounts receivable                      (2,265)     (3,642)
    (Increase) in prepaid expenses and other                 (131)     (2,088)
    (Increase) in deferred income taxes                       --         (400)
    Increase in accounts payable                              827       1,283
    Increase in employee compensation and benefits            716       1,863
    Increase in accrued interest                              --          238
    Increase in other accrued liabilities                     528       1,857
     Net cash provided by operating activities              2,309       1,259

   Investing activities:
    Additions to property and equipment                    (1,412)     (1,497)
    Facility acquisition deposits                             --        3,000
    Additions to intangibles                                 (170)     (1,001)
    Transfers (from) restricted cash, net                    (191)       (842)
     Net cash used by investing activities                 (1,773)       (340)

   Financing activities:
    Payment of long-term debt                                (195)    (25,175)
    Debt prepayment penalty                                   --       (1,517)
    Note payable to an affiliate                              --       (2,000)
    Receipt of lease inducement                               --        3,685
    Dividend distribution                                     (63)       (140)
    Liquidating distribution to minority interest          (1,818)    (33,727)
    Purchase of equity interests                              --          803
    Proceeds of initial public offering, net                  --       37,731
     Net cash used by financing activities                 (2,076)    (20,340)

   Net (decrease) in cash and cash equivalents             (1,540)    (19,421)
   Cash and cash equivalents, beginning of period          14,013      40,157
   Cash and cash equivalents, end of period              $ 12,473    $ 20,736

   Supplemental Disclosure:
     Interest paid                                       $  2,855    $  2,023

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)

   A. General

   The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s registration statement on Form S-1. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company s financial position as of June 30, 1996 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.


   B.  Basis of Presentation

   The Company was incorporated as a Delaware corporation on March 19, 1996 and was formed as a holding company, in anticipation of an initial public offering (the Offering ), to combine under the control of a single corporation the operations of various business entities (the Predecessor Entities ) which were all under the majority control of several related stockholders. Immediately prior to the Offering, the Company executed an agreement (the Reorganization Agreement ) which resulted in the transfer of ownership of the Predecessor Entities to the Company prior to completion of the Offering in exchange for 4,400,000 shares of the Company s common stock. The presentation of stockholders equity as of December 31, 1995 has been adjusted to retroactively reflect this exchange of shares. The Company s financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. On June 14, 1996, the Company completed the issuance of 3,600,000 shares of common stock through the Offering resulting in net proceeds to the Company (after deducting underwriters commissions and other offering expenses) of $37,731,000. A portion of the proceeds was used to repay some of the Company s long-term debt (see Note F). The consolidated financial statements include the accounts of Harborside Healthcare Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


   C.  Investment in Limited Partnership

   The Company holds a 75% partnership interest in Bowie Center Limited Partnership (the Partnership ) which the Company accounts for using the equity method. Although the Company owns a majority interest in the

   Partnership, the Company only holds a 50% voting interest in the Partnership and accordingly, it does not exercise control over the operations of the Partnership.

   The results of operations of the Partnership are summarized below:

                                    For the six months ended June 30,
                                          1995           1996
        Net operating revenues         $3,633,000     $3,806,000
        Net operating expenses          3,221,000      4,053,000
        Net income (loss)                  79,000       (490,000)

   The financial position of the Partnership is as follows:

                                                      As of June 30, 1996
        Current assets                                     $2,488,000
        Non-current assets                                  4,919,000
        Current liabilities                                 2,420,000
        Non-current liabilities                             4,783,000
        Partners  equity                                      204,000


   D.  Special Compensation and Other

   During the first half of 1996, the Company incurred $1,716,000 of non-recurring expenses associated with its corporate reorganization and its
   initial public offering.   Substantially all of these non-recurring
   expenses related to special compensation arrangements with key members of management in connection with the reorganization of the Company s ownership structure and the completion of its initial public offering.


   E.  Income Taxes

   Prior to the implementation of the Reorganization Agreement, the Predecessor Entities (primarily partnerships and subchapter S corporations) operated under common control but were not directly subject to federal or state income taxes and, accordingly, no provision for income taxes was made in the Company s historical financial statements prior to the implementation date of the Reorganization Agreement. A pro forma income tax expense has been reflected for each period presented prior to the reorganization date, as if the Company had always owned the Predecessor Entities. The pro forma income tax expense was computed using an estimated effective tax rate of 39%. The rate was derived by using the statutory federal income tax rate of 34% plus an average of the various state statutory income tax rates (net of federal benefits) where the Company operates.

   With the implementation of the Reorganization Agreement, the Company inherited the tax basis of the Predecessor Entities and recognized a deferred tax asset of $400,000. This amount resulted from the expected future tax consequences of temporary differences between the carrying amounts of the transferred assets and liabilities used for financial reporting purposes and the inherited tax bases and was reflected as an income tax benefit in the three month period ended June 30, 1996.


   F.  Long Term Debt

   Using proceeds from the Offering, on June 14, 1996 the Company repaid $25,000,000 of its long-term debt, incurring a prepayment penalty of $1,517,000. Additionally, the Company wrote-off $544,000 of deferred financing costs related to the retired debt and incurred $100,000 of additional transaction costs. The loss on early retirement of debt totalled $2,161,000 and has been presented as an extraordinary loss in the statement of operations for the quarter ended June 30, 1996 net of the related estimated income tax benefit of $843,000.

   As of June 30, 1996, the reduced future maturities associated with all of the Company s long-term debt are as follows:

               1996 (remainder of year)      $   113,000
               1997                              169,000
               1998                              186,000
               1999                              205,000
               2000                              225,000
               Thereafter                     17,423,000
                                             $18,321,000


   G.  Recent Acquisitions

   One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ( KYP ), which owned seven facilities (the Seven Facilities ) until December 31, 1995. The Company held a 5% interest in KYP while the remaining 95% was owned by the limited partners of KYP (the Unitholders ). Effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995 the accounts of KYP were included in the Company s consolidated financial statements and the interest of the Unitholders was reflected as minority interest. In March of 1996, a liquidating distribution was paid to the Unitholders.

   Effective January 1, 1996, a subsidiary of the Company entered into an agreement to lease six long-term care facilities in New Hampshire (the New Hampshire Facilities ).

   The following unaudited pro forma condensed consolidated statements of earnings present the condensed results of operations of the Company after giving effect to the acquisition of the Seven Facilities and the New Hampshire Facilities for the six month period ended June 30, 1995, as if these acquisitions had occurred as of January 1, 1995. The pro forma financial results are not necessarily indicative of the actual results of operations which might have occurred or of the results of operation which may occur in the future.

                                                           For the six months
                                                           ended June 30, 1995

        Total net revenues                                     $61,455,000
        Income before income taxes and extraordinary loss            8,000
        Pro forma net income                                         5,000
        Pro forma net income per common share
             using 4,425,000 common and common
             equivalent shares                                 $      0.00


   H. Subsequent Event--Acquisition of Ohio Facilities

   As of July 1, 1996, a subsidiary of the Company began leasing four long-
   term care facilities in Ohio (the  Ohio Facilities ).   This transaction
   (the Ohio Transaction ) will be accounted for as a capital lease as a result of a bargain purchase option which may be exercised at the end of the lease. The initial term of the lease is five years and during the final six months of the initial term, the Company may exercise an option to purchase the four facilities for a total price of $57,125,000. If the Company exercises the purchase option but is unable to obtain financing for the acquisition, the lease may be extended for up to two additional years, during which time the Company must obtain financing and complete the purchase of the facilities. The annual rent under the agreement is $5,000,000 during the initial term and $5,500,000 during the extension term. The Company is also responsible for facility expenses such as taxes, maintenance and repairs. The Company agreed to pay $8,000,000 for the option to purchase the Ohio Facilities. Of this amount, $1,200,000 was paid prior to June 30, 1996, $3,800,000 was paid at the closing on July 1, 1996, and the remainder, $3,000,000, is due at the end of the initial lease term whether or not the Company exercises its purchase option.

   The following pro forma condensed consolidated balance sheet of the Company at June 30, 1996 has been prepared to reflect the consummation of the Ohio Transaction as if it had occurred on June 30, 1996. The following pro forma condensed consolidated statement of operations for the six month period ended June 30, 1996 has been prepared to reflect the consummation of the Ohio Transaction as if it had occurred on January 1, 1996. The following pro forma condensed consolidated financial statements are not necessarily indicative of the actual results that would have been achieved if the pro forma transaction had actually been completed as of the dates indicated, or which may be realized in the future.

             UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               as of June 30, 1996
                              (dollars in thousands)

                              Harborside
                              Healthcare      Ohio       Ohio
                              Corporation  Facilities Transaction
                                  (A)         (B)     Adjustments   Pro Forma

   Assets
   Current assets:
     Cash and cash equivalents   $20,736     $ 4,833  $ (4,833) (C) $ 17,296
                                                        (3,440) (D)
     Accounts receivable, net     13,609         560      (560) (C)   13,609
     Prepaid expenses and other    3,878         408      (408) (C)    3,199
                                                        (1,395) (D)
                                                           716  (D)
     Demand note due from
       limited partnership        1,312          --                    1,312
     Deferred income taxes          843          --                      843
       Total current assets      40,378        5,801    (9,920)       36,259
   Restricted cash                3,597        1,298    (1,298) (C)   3,614
                                                            17  (D)
   Investment in limited
     partnership                    152          --                      152
   Property and equipment, net   30,696       12,899   (12,899) (C)   93,821
                                                        63,125  (D)
   Intangible assets, net         3,263          549      (549) (C)    3,263
   Deferred income taxes            400          --        --            400
     Total assets               $78,486      $20,547   $38,476      $137,509

   Liabilities and Stockholders Equity
   Current liabilities:
     Current maturities of
       long-term debt           $   172      $   291   $  (291) (C) $    172
     Current portion of
       obligations under
       capital lease                --           --      3,482  (D)    3,482
     Accounts payable             5,317          742      (742) (C)    5,317
     Employee compensation
       and benefits               6,358        1,894    (1,894) (C)    7,437
                                                         1,079  (D)
     Other accrued liabilities    2,916          603      (603) (C)    3,235
                                                           319  (D)
     Advances from affiliates       --           586      (586) (C)      --
     Accrued interest               263          130      (130) (C)      263
     Current portion of deferred
       income                       360          --                      360
       Total current liabilities 15,386        4,246       634        20,266
   Long-term portion of deferred
     income                       3,144          --                    3,144
   Loan payable--affiliate          --           412      (412) (C)      --

   Long-term debt                18,149       18,121   (18,121) (C)   18,149
   Long-term obligations under
     capital lease                  --           --     54,143  (D)   54,143
       Total liabilities         36,679       22,779    36,244        95,702

   Stockholders  equity:
   Common stock                      80          --                       80
   Additional paid-in capital    48,911          --                   48,911
   Accumulated deficit           (7,184)         --                   (7,184)
   Partners  deficit                --        (2,232)    2,232  (C)      --
     Total stockholders' equity  41,807       (2,232)    2,232        41,807
     Total liabilities and
       stockholders' equity     $78,486      $20,547   $38,476      $137,509

       See accompanying Notes to Unaudited Pro Forma Condensed Consolidated
                               Financial Statements

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the six months ended June 30, 1996
                  (dollars in thousands, except per share data)

                              Harborside
                              Healthcare      Ohio       Ohio
                              Corporation  Facilities Transaction
                                  (E)         (F)     Adjustments   Pro Forma

   Total net revenues           $71,803     $16,292                  $88,095

   Expenses:
     Facility operating          57,926      13,096                   71,022
     General and administrative   3,430         --     $    340  (G)   3,770
     Management fees                --        1,221      (1,221) (H)
     Service charges paid to
       affiliate                    365         --                       365
     Special compensation
       and other                  1,716         --                     1,716
     Depreciation and
       amortization               1,115         643        (643) (H)   1,713
                                                            598  (I)
     Facility rent                5,098         --                     5,098
       Total expenses            69,650      14,960        (926)      83,684
   Income from operations         2,153       1,332         926        4,411
   Other:
     Interest expense, net        1,810         483        (483) (H)   3,988
                                                          2,178  (I)
     Loss (income) on investment
       in limited partnership       367         --                       367
     Income (loss) before income
       taxes and extraordinary
       loss                         (24)        849        (769)          56
     Income taxes (benefit)        (400)        --                      (400)
     Income before extraordinary
       loss                         376         849        (769)         456
     Extraordinary loss on early
       retirement of debt, net   (1,318)        --                    (1,318)
   Net income (loss)            $  (942)    $   849    $   (769)     $  (862)

   Pro forma data:
     Historical income (loss)
       before income taxes and
       extraordinary loss       $   (24)    $   849    $   (769)     $    56
     Pro forma income taxes
       (benefit)                   (409)        --           31         (378)
     Pro forma income before
       extraordinary loss           385         849        (800)         434
     Extraordinary loss, net     (1,318)        --                    (1,318)
     Pro forma net income (loss)$  (933)    $   849    $   (800)     $  (884)

   Pro forma net income (loss) per share:
     Pro forma income before
       extraordinary loss        $  0.08                             $  0.09
     Extraordinary loss, net       (0.28)                              (0.28)
     Pro forma net income (loss) $ (0.20)                            $ (0.19)
     Weighted average number of
       common and common
       equivalent shares used
       in pro forma net
       income (loss) per share  4,760,000                           4,760,000

       See accompanying Notes to Unaudited Pro Forma Condensed Consolidated
                               Financial Statements

                      NOTES TO UNAUDITED PRO FORMA CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

      A. Historical condensed consolidated balance sheet of the Company as of June 30, 1996.

      B. Historical combined balance sheet of the Ohio Facilities as of June 30, 1996.

      C. Represents the elimination of all the historical combined balances of the Ohio Facilities as of June 30, 1996. The Company has recorded the lease of the Ohio Facilities as a capital lease as a result of the bargain purchase option at the end of the lease term. However, the Company will not purchase the eliminated assets or assume the eliminated liabilities in connection with such lease.

      D. Represents the recording of the Ohio Facilities as a capital lease with a capitalized asset value of $63,125,000, including closing costs of $2,100,000. The lease agreement requires an up-front payment of $5,000,000 which is a portion of the price of an option to purchase the Ohio Facilities at the end of the lease term. Of such $5,000,000, $1,200,000 was previously paid and the remaining $3,800,000 was paid at closing on July 1, 1996. The capital lease obligation has been apportioned between current liabilities of $3,482,000 and long-term debt of $54,143,000. The following adjustments reflect the July 1, 1996 closing: net cash paid of $3,440,000, prepaid rent and other expenses of $716,000, restricted cash of $17,000, accrued vacation of $1,079,000, accrued lease costs and fees of $319,000. Prepaid expenses of $1,395,000 representing lease costs and fees paid by the Company were reclassified and are included in the capitalized asset value of the lease.

      E. Historical condensed consolidated statements of operations of the Company for the six months ended June 30, 1996.

      F. Historical combined statements of operations of the Ohio Facilities for the six months ended June 30, 1996.

      G. Represents $340,000 of historical general and administrative expenses associated with the operation of the Ohio Facilities as if the Ohio Transaction had occurred on January 1, 1996. These costs are provided in lieu of management fees paid to the seller which included predecessor owners compensation, related costs and profit.

      H. Represents the elimination of historical combined amounts recorded by the Ohio Facilities for management fee expenses of $1,221,000, depreciation and amortization of $643,000, and interest expense, net, of $483,000.

      I. Represents depreciation and amortization expense of $598,000 (recorded on a straight-line basis over the estimated useful life of 40 years) and interest expense of $2,178,000 (recorded at an assumed interest rate of 8% based on quotations received by the Company from recognized lending institutions) which the Company would have recorded if the Ohio Transaction had occurred on January 1, 1996.

   Item 2.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

   This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein and included under
    Special Note Regarding Forward-Looking Statements below. Actual results may differ materially from those anticipated by such forward-looking statements.

   OVERVIEW

   Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (New Hampshire) and the Mid-Atlantic (New Jersey and Maryland). After giving effect to the acquisition of four facilities in Ohio (the Ohio
   Facilities ) on July 1, 1996, the Company will operate 30 facilities (13 owned and 17 leased) with a total of 3,700 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company-operated and non-affiliated facilities. As of June 30, 1996, the Company provided rehabilitation therapy services to patients at 35 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

   The Company was created in March 1996, in anticipation of an initial public offering (the Offering ), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had operated since 1988. The Company completed the Offering on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. The owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company s common stock.

   The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. The Company's financial statements prior to the date of the Offering do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company's consolidated financial statements for periods prior to the date of the Offering include a pro forma income tax expense for each period presented, as if the Company had always owned the Predecessor Entities.
   See Note E to the financial statements included elsewhere in this report.

   One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ( KYP ), which owned seven facilities (the Seven Facilities ) until December 31, 1995. The Company held a 5% interest in KYP while the remaining 95% was owned by the limited partners of KYP (the Unitholders ). Effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995 the accounts of KYP were included in the Company s consolidated financial statements and the interest of the Unitholders was reflected as minority interest. In March of 1996, a liquidating distribution was paid to the Unitholders.

   The following table sets forth the number of facilities owned and leased by the Company and the number of licensed beds operated by the Company:

                                           As of June 30,
                                                       Pro Forma
                                 1995        1996       1996 (3)
   Facilities:
         Owned (1)                  16           9          13
         Leased (2)                  4          17          17
                Total               20          26          30

   Licensed beds:
         Owned (1)               1,976       1,028       1,720
         Leased (2)                489       1,980       1,980
               Total             2,465       3,008       3,700

   (1) Includes the Larkin Chase Center, which is owned by Bowie Center Limited Partnership, a joint venture in which the Company has a 75% ownership interest and a non-affiliated investor has a 25% ownership interest.
   (2) On December 31, 1995, the Seven Facilities were reclassified as leased following their sale and concurrent leasing by a subsidiary of the Company.
   (3) Gives effect to the consummation of the Ohio Transaction which increases the number of owned properties by four facilities and 692 licensed beds.


   The following table sets forth certain operating data for the periods indicated:

                            For the three months        For the six months
                               ended June 30,              ended June 30,

                                          Pro Forma                  Pro Forma
                           1995     1996    1996(3)   1995     1996   1996 (3)
   Patient days:
     Private and other     64,221   75,085   93,493  126,517  149,450  187,521
     Medicare              23,038   23,721   30,259   45,261   47,217   60,465
     Medicaid             109,687  143,208  175,980  210,574  285,434  350,909
       Total              196,946  242,014  299,732  382,352  482,101  598,895

   Average Occupancy
     rate(1)                91.6%    92.0%    91.9%    91.3%    91.7%    91.9%

   Net patient service
     revenue(2):
       Private and other    32.6%    31.1%    31.8%    33.4%    31.4%    31.8%
       Medicare             32.6%    28.4%    26.4%    31.6%    28.4%    26.9%
       Medicaid             34.8%    40.5%    41.8%    35.0%    40.2%    41.3%

         Total             100.0%   100.0%   100.0%   100.0%   100.0%   100.0%


   (1) "Average occupancy rate" is computed by dividing the number of occupied licensed beds by the total number of available licensed beds during each of the periods indicated.
   (2) Net patient service revenues exclude all rehabilitation therapy service revenues from non-affiliate contracts.
   (3) Gives effect to the consummation of the Ohio Transaction which increases the number of owned properties by four facilities and 692 licensed beds.


   RESULTS OF OPERATIONS

   The Company's total net revenues include net patient service revenues, and beginning in 1995, rehabilitation therapy service revenues from contracts with non-affiliated long-term care facilities. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements.

   The Company's facility operating expenses consist primarily of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include the cost of rehabilitation therapy services, medical and pharmacy supplies, food, utilities, insurance and taxes. The Company's facility operating expenses also include the general and administrative costs associated with the operation of the Company's rehabilitation therapy business. The Company's general and administrative expenses include all costs associated with its regional and corporate operations.

   The following table presents certain consolidated financial data of the Company expressed as a percentage of total net revenues for the periods presented:

                                        For the three      For the six
                                         months ended      months ended
                                           June 30,          June 30,
                                        1995     1996     1995     1996

   Total net revenues                  100.0%   100.0%   100.0%   100.0%

   Expenses:
     Facility operating                 83.0     80.8     83.0     80.7
     General and administrative          4.3      4.6      4.5      4.8
     Service charges paid to affiliate   0.7      0.5      0.7      0.5
     Special compensation and other      --       3.3      --       2.4
     Depreciation and amortization       4.0      1.6      4.2      1.6
     Facility rent                       1.8      6.9      1.8      7.1

       Total expenses                   93.8     97.7     94.2     97.1

   Income from operations                6.2      2.3      5.8      2.9

   Other:
     Interest expense, net               4.6      2.3      4.9      2.5
     Loss on investment in limited
       partnership                      (0.5)     0.6     (0.1)     0.5
     Minority interest in net income
       of subsidiaries                   1.2      --       1.0      --
   Income before income taxes and
     extraordinary loss                  0.9     (0.6)     0.0     (0.1)
   Income taxes (benefit)                --      (1.1)     0.0     (0.6)
   Income before extraordinary loss      0.9      0.5      0.0      0.5
   Extraordinary loss                    --      (3.6)     --      (1.8)

   Net income (loss)                     0.9%    (3.1)%    0.0%    (1.3)%

   Three Months Ended June 30, 1995 Compared to Three Months Ended June 30,
   1996

     Total Net Revenues. Total net revenues increased by $10,135,000, or 37.9%, from $26,737,000 in the second quarter of 1995 to $36, 872,000 in the second quarter of 1996. This increase resulted primarily from the acquisition of six New Hampshire Facilities on January 1, 1996, the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities, and increased net patient service revenues per patient day at the Company's same store facilities. Of such increase, $5,730,000, or 56.5% of the increase, resulted from the operation of the New Hampshire Facilities, which the Company began leasing in January. In 1995 the Company began providing rehabilitation therapy services at non-affiliated long-term care facilities. Revenues generated by providing these services increased by $1,844,000, from $860,000 in the second quarter of 1995 to $2,704,000 in
   the second quarter of 1996.   The remaining $2,561,000, or 25.3% of such
   increase, is attributable to higher average net patient service revenues per patient day at the Company's same store facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at same store facilities increased by approximately 10% from $131.26 during the second quarter of 1995 to $144.74 during the second quarter of 1996. Partially offsetting this increase was a reduction in occupancy at same store facilities from 92.1% during the second quarter of 1995 to 91.8% during the second quarter of 1996. The average occupancy rate at all of the Company's facilities increased from 91.6% during the second quarter of 1995 to 92.0% during the second quarter of 1996. The Company s quality mix of private, Medicare and insurance revenues was 59.5% for the three months ended June 30, 1996 as compared to 65.2% in the similar period of 1995. The decrease in the quality mix percentage was primarily due to the leasing of the New Hampshire facilities. Prior to April 1, 1996, none of the New Hampshire facilities were eligible for participation in the Medicare program.

     Facility Operating Expenses. The increase in the number of facilities operated by the Company and the expansion of the Company's rehabilitation therapy services at non-affiliated facilities, as well as the greater percentage of patients receiving higher levels of care, resulted in an increase in facility operating expenses of $7,621,000, or 34.4%, from $22,185,000 in the second quarter of 1995 to $29,806,000 in the second quarter of 1996. The acquisition of the New Hampshire Facilities accounted for $4,431,000, or 58.1% of the increase in facility operating expenses. Operating expenses associated with additional non-affiliate therapy contracts increased from $997,000 during the second quarter of 1995 to $2,508,000 during the second quarter of 1996 and accounted for 19.8% of the
   increased costs.   The remainder of the increase in facility operating
   expenses, approximately $1,679,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at same store facilities.

     General and Administrative; Service Charges Paid to Affiliate. Expenses associated with the Company's regional and corporate offices increased by $566,000, or 49.5%, from $1,144,000 in the second quarter of 1995 to

   $1,710,000 during the second quarter of 1996. Approximately 32% of this increase resulted from the acquisition of the New Hampshire Facilities. Most of the remainder was associated with expansion of regional and corporate support, increases in salaries, and additional travel and consulting expenses associated with the Company s growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters, as well as for certain data processing and
   administrative services provided to the Company.   During the second
   quarter of 1995, such reimbursements totaled $177,000, compared to $180,000 during the second quarter of 1996.

     Special Compensation and other. In connection with the Offering and corporate reorganization, the Company recorded $1,201,000 of non-recurring charges in the second quarter of 1996. Of this amount, $1,086,000 consisted of compensation earned by key members of management as a result of the successful Offering.

     Depreciation and Amortization. Depreciation and amortization decreased from $1,065,000 during the second quarter of 1995 to $576,000 during the second quarter of 1996 as a result of the sale of the Seven Facilities effective December 31, 1995 (see Note G to the financial statements included elsewhere in this report).

     Facility Rent. Facility rent expense for the second quarter increased by $2,058,000 from $495,000 in 1995 to $2,553,000 in 1996. The increase in rent expense is the result of the sale and subsequent leaseback of the Seven Facilities effective December 31, 1995 and the acquisition of the six New Hampshire Facilities on January 1, 1996.

     Interest Expense, net. Interest expense, net, decreased from $1,225,000 in the second quarter of 1995 to $835,000 in the second quarter of 1996. This decrease of $390,000, or 31.8% is primarily the result of the pay down of the KYP Medium-Term Notes on December 31, 1995 which occurred in connection with the sale and subsequent leaseback of the Seven Facilities.

       Loss on Investment in Limited Partnership. The Company accounts for its investment in the Bowie Center Limited Partnership using the equity method. The Company recognized income of $140,000 in the second quarter of 1995 as compared to a loss of $240,000 during the second quarter of 1996 in connection with this investment.

     Minority Interest in Net Income of Subsidiaries. The Company recorded a minority interest charge of $333,000 during the second quarter of 1995. This charge reflected the allocation of 95% of the net income of KYP to the Unitholders. The Seven Facilities were sold effective December 31, 1995 and the proceeds of the sale were distributed to the Unitholders in March 1996.

     Extraordinary Loss on Early Retirement of Debt. During the second quarter of 1996, the Company repaid $25,000,000 of long-term debt using proceeds from the Offering. In connection with this early repayment, the Company recorded an extraordinary loss of $2,161,000 ($1,318,000 net of related tax benefit) as the result of a prepayment penalty paid to the lender and the write-off of deferred financing costs (see Note F to the financial statements included elsewhere in this report).

     Income Tax Benefit. Prior to the date of the Offering, the Company's financial statements do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not subject to Federal or state income taxation. The contribution of the Predecessor Entities interests which occurred as part of a corporate reorganization contemporaneously with the Offering, caused the Company to recognize a non-recurring tax benefit of $400,000 as a result of inherited book-tax differences. The Company's consolidated financial statements for periods prior to the date of the Offering include a pro forma income tax expense (calculated as 39% of historical income before taxes) for each period presented, as if the Predecessor Entities had previously been tax-paying entities.

     Net Income. Net income was $253,000 in the second quarter of 1995 as compared to a loss of $1,147,000 in the second quarter of 1996. The decrease in net income and the loss were the result of the non-recurring expenses and the extraordinary loss recognized in 1996.


   Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1996

     Total Net Revenues. Total net revenues increased by $21,289,000, or 42.1%, from $50,514,000 in the first half of 1995 to $71,803,000 in the first half of 1996. This increase resulted primarily from the acquisition of six New Hampshire Facilities on January 1, 1996, the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's same store facilities. Of such increase, $11,010,000 or 51.7% of the increase, resulted from the operation of the New Hampshire Facilities, which the Company began leasing in January. Additionally, approximately $1,064,000 of the increase was due to the operation of one facility acquired on April 1, 1995. The Company began providing rehabilitation therapy services at non-affiliated long-term care facilities during 1995. Revenues generated by providing these services increased by $3,824,000, from $1,261,000 in the first half of 1995 to
   $5,085,000 in the first half of 1996.   The remaining $5,391,000, or 25.3%
   of such increase, is attributable to higher average net patient service revenues per patient day at the Company's same store facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at same store facilities increased by approximately 10% from $128.64 during the first six months of 1995 to $141.20 during the first six months of 1996. Partially offsetting this increase was a reduction in occupancy at same store facilities from 91.9% during the first half of 1995 to 91.5% during the first half of 1996. The average occupancy rate at all of the Company's facilities increased from 91.3% during the first half of 1995 to 91.7% during the first half of 1996. The Company s quality mix of private, Medicare and insurance revenues was 59.8% for the six months ended June 30, 1996 as compared to 65.0% in the similar period of 1995.
   The decrease in the quality mix percentage was primarily due to the leasing of the New Hampshire facilities. Prior to April 1, 1996, none of the New Hampshire facilities were eligible for participation in the Medicare program.

     Facility Operating Expenses. Facility operating expenses increased by $16,007,000, or 38.2%, from $41,919,000 in the first half of 1995 to
   $57,926,000 in the first half of 1996. The acquisition of the New Hampshire Facilities accounted for $8,552,000, or 53.4% of the increase in facility operating expenses. Additionally, approximately $812,000 of the increase in facility operating expenses was due to the operation of one facility acquired on April 1, 1995. Operating expenses associated with additional non-affiliate therapy contracts increased from $1,355,000 during the first half of 1995 to $4,479,000 during the first half of 1996 and
   accounted for 19.5% of the increased costs.   The remainder of the increase
   in facility operating expenses, approximately $3,519,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at same store facilities.

     General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $1,145,000, or 50.1%, from $2,285,000 in the first half of 1995 to $3,430,000 in the first half of 1996. Approximately 33% of this increase resulted from the acquisition of the New Hampshire Facilities. Most of the remainder was associated with expansion of regional and corporate support, increases in salaries, and additional travel and consulting expenses associated with the Company s growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the first half of 1995, such reimbursements totalled $354,000 as compared to $365,000 in the first half of 1996.

     Special Compensation and Other. In connection with the Offering and corporate reorganization, the Company recorded $1,716,000 of non-recurring charges in the first half of 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the corporate restructuring which preceded the Offering.

     Depreciation and Amortization. Depreciation and amortization decreased from $2,108,000 in the first half of 1995 to $1,115,000 in the first half of 1996 as a result of the sale of the Seven Facilities effective December 31, 1995.

     Facility Rent. Facility rent expense for the first half increased by $4,211,000 from $887,000 in 1995 to $5,098,000 in 1996. The increase in rent expense is the result of the sale and subsequent leaseback of the Seven Facilities effective December 31, 1995 and the acquisition of the six New Hampshire Facilities (which are leased properties) on January 1, 1996.

     Interest Expense, net.   Interest expense, net, decreased from
   $2,489,000 in the first half of 1995 to $1,810,000 in the first half of 1996. This decrease of $679,000 is primarily the result of the pay down of the KYP Medium-Term Notes on December 31, 1995 which occurred in connection with the sale and subsequent leaseback of the Seven Facilities.

     Loss on Investment in Limited Partnership. The Company accounts for its investment in Bowie Center Limited Partnership using the equity method. The Company recorded a loss of $367,000 in the first half of 1996 as compared to income of $59,000 in the first half of 1995 in connection with this investment.

     Minority Interest in Net Income of Subsidiaries.   The Company recorded a
   minority interest charge of $518,000 in the first half of 1995. This charge reflected the allocation of 95% of the net income of KYP to the
   Unitholders.   The Seven Facilities were sold effective December 31, 1995 and the proceeds of the sale were distributed to the Unitholders in March
   1996.

     Extraordinary Loss on Early Retirement of Debt. During the second quarter of 1996, the Company repaid $25,000,000 of long-term debt using proceeds from the Offering. In connection with this early repayment, the Company recorded an extraordinary loss of $2,161,000 ($1,318,000 net of related tax benefit) as the result of a prepayment penalty paid to the lender and the write-off of deferred financing costs.

     Income Tax Benefit.    Prior to the date of the Offering,  the Company's
   financial statements do not include a provision for Federal or state income taxes because the Predecessor Entities were not subject to Federal or state income taxation. The contribution of the Predecessor Entities interests as part of the Company s corporate reorganization caused the Company to recognize a non-recurring tax benefit of $400,000 as a result of inherited book-tax differences.

     Net Income. Net income was $13,000 in the first half of 1995 as compared to a loss of $942,000 in the first half of 1996. The decrease in net income and the loss were the result of the non-recurring expenses and the extraordinary loss recognized in 1996.


   LIQUIDITY AND CAPITAL RESOURCES

   The Predecessor Entities historically financed their operations and acquisitions growth primarily through a combination of mortgage financing, operating leases, and capital contributed by the Unitholders. As of December 31, 1995, the Company had cash and cash equivalents totalling $40,157,000; however, approximately $33,493,000 of this cash was held pending a liquidating distribution to the Unitholders, which occurred in March 1996. On June 14, 1996, the Company completed the Offering and received proceeds (net of underwriters commissions and offering expenses) of approximately $37,700,000. As of June, 30, 1996 the Company had cash and cash equivalents totaling $20,736,000.

   The Company had two mortgage loans outstanding as of December 31, 1995.
   One mortgage loan had an outstanding principal balance of $41,877,000 and bearing interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the mortgaged facilities and actual revenues during the twelve-month base period commencing October 1, 1995. Such additional interest begins to accrue on October 1, 1996. In June 1996 the Company used $25,000,000 of the net proceeds of the Offering to prepay a portion of this debt. In connection with this prepayment, the Company incurred a penalty of approximately $1,517,000. As of June 30, 1996, the Company s outstanding principal due at maturity in 2004 in connection with this loan was $14,907,000. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,608,000 as of June 30, 1996 and bears interest at 14% per annum. This mortgage matures in the year 2010.

   The Company's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. The Company expects that various forms of leasing arrangements will continue to provide it with an attractive form of financing to support its growth.

   The Company is currently involved in discussions with several financial institutions to obtain acquisition financing and to establish a working capital line of credit secured by its receivables. There can be no assurances that such financing will be available to the Company on acceptable economic terms, or at all. The Company has been and will continue to be dependent on third-party financing to fund its acquisition strategy. The Company expects that cash on hand and funds expected to be available under a line of credit will be sufficient to meet its operating requirements and to finance anticipated growth through the remainder of 1996.

   From time to time, the Company expects to pursue certain expansion and new development opportunities associated with existing facilities. In connection with a Certificate of Need received by its Ocala facility in March 1996, the Company expects to commence construction of a sixty-bed addition and a rehabilitation therapy area during 1996. The costs of this project are estimated to be approximately $2,800,000. In addition, in connection with a Certificate of Need held by its Larkin Chase facility, the Company expects to commence construction of a sixty-bed addition during 1996. The costs associated with the Larkin Chase project are estimated to be approximately $2,500,000. The Company intends to seek separate financing for each of these projects. There can be no assurances that financing of either project will be available to the Company on acceptable terms.

   The Company's operating activities during the first half of 1996 generated net cash of $1,259,000 as compared to $2,309,000 in 1995, a decrease of $1,050,000. Most of the reduction in cash provided by operations was the result of a reduction in net income resulting from the non-recurring expenses.

   Net cash used by investing activities was $340,000 during the first half of 1996 as compared to $1,773,000 in 1995. In each period the primary use of invested cash related to additions to property and equipment ($1,497,000 in 1996 compared to $1,412,000 in 1995), the establishment of escrow account balances in connection with new facility leases ($842,000 in 1996 compared to $191,000 in 1995), and additions to deferred financing costs associated with these leases ($1,001,000 in 1996 compared to $170,000 in 1995). In the first half of 1996 the Company received $3,000,000 in refunded acquisition deposits in connection with two groups of facilities which it was negotiating to acquire. The Company began leasing the first group (the New Hampshire Facilities) on January 1, 1996 and received its $1,000,000 deposit back upon the closing of the transaction. The Company's offer to lease the second group of facilities was rescinded by the Company and it received its $2,000,000 deposit back in March 1996. The Company borrowed $2,000,000 from an affiliate to pay this acquisition deposit and repaid the affiliate in March 1996.

   Net cash used by financing activities was $20,340,000 in 1996 as compared to $2,076,000 in 1995. The early retirement of debt and the incurrence of a related prepayment penalty required the use of $26,517,000 in 1996. During the first half of 1996, the Company received approximately $37,700,000 in net proceeds from the Offering and a cash lease inducement from the landlord of $3,685,000 in connection with the leasing of the New Hampshire Facilities. During 1996 the Company also received $803,000 from the sale of equity interests to an officer and a director of the Company. In March of 1996 a liquidating distribution of $33,727,000 was paid to the Unitholders.


   SEASONALITY

   The Company s earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing and amount of Medicaid rate increases, seasonal census cycles, and the number of days in a given fiscal quarter.


   INFLATION

   The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. Certain of the Company's other expense items, such as supplies and real estate costs are also sensitive to inflationary pressures. Shortages in the labor market or general inflationary pressure could have a significant effect on the Company. In addition, suppliers pass along rising costs to the Company in the form of higher prices. When faced with increases in operating costs, the Company has sought to increase its charges for services and its requests for reimbursement from government programs. The Company's private pay customers and third party reimbursement sources may be less able to absorb increased prices for the Company's services. The Company's operations could be adversely affected if it is unable to recover future cost increases or experiences significant delays in increasing rates of reimbursement of its labor or other costs from Medicare and Medicaid revenue sources.


   SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-Q, including information set forth under the caption Management s Discussion and Analysis of Financial Condition and Results of Operations , constitute Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act ). The Company desires to take advantage of certain safe harbor provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

     1. The Company's ability to grow through the acquisition and development of long-term care facilities or the acquisition of ancillary businesses.

     2. The Company's ability to identify suitable acquisition candidates, to consummate or complete construction projects, or to profitably operate or successfully integrate enterprises into the Company s other operations.

     3. The occurrence of changes in the mix of payment sources utilized by the Company's patients to pay for the Company's services.

     4. The adoption of cost containment measures by private pay sources such as commercial insurers and managed care organizations, as well as efforts by governmental reimbursement sources to impose cost containment measures.

     5. Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, and other changes in applicable government regulations that might affect the profitability of the Company.

     6. The Company s continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and in extreme cases, revocation of a facility s license or the closure of a facility, including as a result of unauthorized activities by employees.

     7. The Company s ability to secure the capital and the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

     8. Changes in certificate of need laws that might increase competition in the Company s industry, including, particularly, in the states in which the Company currently operates or anticipates operating in the future.

     9. The Company s ability to staff its facilities appropriately with qualified healthcare personnel, including in times of shortages of such personnel and to maintain a satisfactory relationship with labor unions.

    10. The level of competition in the Company s industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home healthcare and changes in the regulatory system in the state in which the Company operates that facilitate such competition.

    11. The continued availability of insurance for the inherent risks of liability in the healthcare industry.

    12. Price increases in pharmaceuticals, durable medical equipment and other items.

    13. The Company s reputation for delivering high-quality care and its ability to attract and retain patients, including patients with relatively high acuity levels.

    14. Changes in general economic conditions, including changes that pressure governmental reimbursement sources to reduce the amount and scope of healthcare coverage.

   The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company.



   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings
            None

   Item 2.  Changes in Securities
            None

   Item 3.  Defaults upon Senior Securities
            None

   Item 4.  Submission of Matters to a Vote of Security Holders
            None

   Item 5.  Other Information
            None

   Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits

                Number           Description
                 3.1             Amended and Restated Articles of
                                 Incorporation
                 3.2             Amended and Restated By-Laws
                 11.1            Earnings Per Share Calculation
                 27.1            Financial Data Schedule

            (b) Reports on Form 8-K
                None

                                    SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Harborside Healthcare Corporation



                                 By:  /s/Stephen L. Guillard
                                      Stephen L. Guillard
                                      Chairman, President, and Chief Executive
                                      Officer


                                 By:  /s/William H. Stephan
                                      William H. Stephan
                                      Senior Vice President and Chief
                                      Financial Officer


   DATE:      August 14, 1996