Form 10-Q
period 1996-09-30
HARBORSIDE HEALTHCARE CORP
filed 1996-11-14
CIK 1011693

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996


                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to



        Commission file number       01-14358


               Harborside Healthcare Corporation


        Delaware                           04-3307188
   (State or other jurisdiction of
     incorporation or organization)   (IRS employer identification no.)


       470 Atlantic Avenue, Boston, Massachusetts           02210
       (Address of principal executive offices)           (Zip Code)


                         (617) 556-1515
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No


Number of shares of common stock, par value $0.01 per share outstanding as of November 13, 1996: 8,000,000.

      HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      Table of Contents


                                                     Page

Part I. Financial Information

        Condensed Consolidated Balance Sheets
        December 31, 1995 and September 30, 1996          3

        Condensed Consolidated Statements of Operations
        For the Three Months and Nine Months Ended
          September 30, 1995 and 1996                     4

        Condensed Consolidated Statements of Changes
          in Stockholders' Equity
        For the Nine Months Ended September 30, 1996      5

        Condensed Consolidated Statements of Cash Flows
        For the Nine Months Ended September 30,
          1995 and 1996                                   6

        Notes to Condensed Consolidated Financial
          Statements                                      7-9

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations             10-17

Part II Other Information                                 17

          Signatures                                      18


              PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


      HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
              (Combined prior to June 14, 1996)
       (dollars in thousands, except per share amounts)


                                        December 31,        September 30,
                                            1995                1996
                      ASSETS                                 (Unaudited)
Current assets:
  Cash and cash equivalents              $  40,157            $  11,367
  Accounts receivable, net of allowances
    for doubtful accounts of $1,526 and
    $1,952, respectively                     9,967               21,093
  Prepaid expenses and other                 1,790                3,635
  Demand note due from limited partnership   1,255                1,341
  Facility acquisition deposits              3,000                  -
  Deferred income taxes                         -                   843
    Total current assets                    56,169               38,279
Restricted cash                              2,755                3,442
Investment in limited partnership              519                  192
Property and equipment, net                 30,139               94,705
Intangible assets, net                       3,050                3,166
Deferred income taxes                           -                   400
    Total assets                         $  92,632            $ 140,184

                    LIABILITIES
Current liabilities:
  Current maturities of long-term debt   $     428            $     166
  Current portion of capital lease
    obligation                                  -                 3,672
  Accounts payable                           4,034                5,598
  Employee compensation and benefits         4,495                8,939
  Other accrued liabilities                    959                2,386
  Note payable to affiliate                  2,000                   -
  Accrued interest                              25                   19
  Current portion of deferred income            -                   360
  Income taxes payable                          -                   902
  Distribution payable to minority interest 33,493                   -
    Total current liabilities               45,434               22,042
Long-term portion of deferred income            -                 3,054
Long-term portion of capital lease
  obligation                                    -                53,789
Long-term debt                              43,068               18,082
    Total liabilities                       88,502               96,967

           STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000
  shares authorized, 4,400,000 and
  8,000,000 shares issued and outstanding,
  respectively                                  44                   80
Additional paid-in capital                  10,328               48,911
Accumulated deficit                         (6,242)              (5,774)
    Total stockholders' equity               4,130               43,217
    Total liabilities and
      stockholders' equity               $  92,632            $ 140,184




The accompanying notes are an integral part of the condensed consolidated financial statements.

      HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Combined prior to June 14, 1996)
                         (Unaudited)
       (dollars in thousands, except per share amounts)


                                     For the three          For the nine
                                     months ended           months ended
                                     September 30,          September 30,
                                   1995         1996       1995       1996

Total net revenues               $ 28,515    $ 45,903    $ 79,029   $117,706

Expenses:
  Facility operating               23,273      36,622      65,192     94,548
  General and administrative        1,299       1,985       3,584      5,415
  Service charges paid to
   affiliate                          170         161         524        526
  Special compensation and other       -           -           -       1,716
  Depreciation and amortization     1,114         915       3,222      2,030
  Facility rent                       536       2,565       1,423      7,663
    Total expenses                 26,392      42,248      73,945    111,898

Income from operations              2,123       3,655       5,084      5,808
Other:
  Interest expense, net             1,246       1,383       3,735      3,193
  (Income) loss on investment
    in limited partnership             28         (40)        (31)       327
  Minority interest in net
    income of subsidiaries            552          -        1,070         -
Income before income taxes
  and extraordinary loss              297       2,312         310      2,288
Income taxes                           -          902          -         502
Income before extraordinary loss      297       1,410         310      1,786
Extraordinary loss on early
  retirement of debt, net
  of tax benefits of $843              -           -           -       1,318
Net income                       $    297    $  1,410    $    310   $    468

Net income per share                         $   0.18

Pro forma data:
  Historical income before
    income taxes and
    extraordinary loss           $    297                $    310   $  2,288
  Pro forma income taxes              116                     121        492
  Pro forma income before
   extraordinary loss                 181                     189      1,796
  Extraordinary loss, net              -                       -       1,318
  Pro forma net income           $    181                $    189   $    478

Pro forma net income per share:
  Pro forma income before
    extraordinary loss           $   0.04                $   0.04   $   0.31
  Extraordinary loss, net              -                       -        0.23
  Pro forma net income           $   0.04                $   0.04   $   0.08

  Weighted average number of
    common and common equivalent
    shares used in per share
    computations                4,425,000  8,016,000    4,425,000  5,852,000




 The accompanying notes are an integral part of the condensed consolidated financial statements.

      HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (Combined prior to June 14, 1996)
                         (Unaudited)
                    (dollars in thousands)

                                            Additional
                                  Common      Paid-In   Accumulated
                                   Stock      Capital     Deficit      Total
Stockholders' equity,
   December 31, 1995                $ 44      $10,328    $(6,242)     $ 4,130
Net income for the nine months
   ended September 30, 1996           -            -         468          468
Purchase of equity interests          -         1,028         -         1,028
Distributions                         -          (140)        -          (140)
Proceeds of initial public
   offering, net                      36       37,695         -        37,731

Stockholders' equity,
   September 30, 1996               $ 80      $48,911    $(5,774)     $43,217



The accompanying notes are an integral part of the condensed consolidated financial statements.

      HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Combined prior to June 14, 1996)
                         (Unaudited)
                    (dollars in thousands)


                                                 For the nine months ended
                                                       September 30,
                                                     1995              1996
Operating activities:
 Net income                                        $    310        $     468
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Minority interest                                 1,070              234
    Extraordinary loss, net                              -             1,318
    Depreciation of property and equipment            2,875            1,770
    Amortization of intangible assets                   347              260
    Amortization of deferred income                      -              (271)
    Loss from investment in limited partnership         (31)             327
    Amortization of loan costs and fees                  82               87
    Accretion of interest on capital lease obligation    -               710
    Deferred interest                                    -               (86)
    Common stock grant                                   -               225
    Other                                                -                 1
                                                      4,653            5,043
Changes in operating assets and liabilities:
 (Increase) in accounts receivable                   (4,079)         (11,126)
 (Increase) in prepaid expenses and other              (267)          (1,845)
 (Increase) in deferred income taxes                     -              (400)
 Increase in accounts payable                           833            1,564
 Increase in employee compensation and benefits       1,286            4,444
 (Decrease) in accrued interest                        (233)              (6)
 Increase in other accrued liabilities                  132            1,327
 Increase in income taxes payable                        -               902
  Net cash provided (used) by
    operating activities                              2,325              (97)

Investing activities:
 Additions to property and equipment                 (2,161)          (3,711)
 Facility acquisition deposits                         (400)          (2,000)
 Additions to intangibles                              (174)          (1,009)
 Transfers to (from) restricted cash, net                17             (687)
  Net cash used by investing activities              (2,718)          (7,407)

Financing activities:
 Payment of long-term debt                             (266)         (25,248)
 Principal payments of capital lease obligation          -              (873)
 Debt prepayment penalty                                 -            (1,517)
 Note payable to an affiliate                            -            (2,000)
 Receipt of lease inducement                             -             3,685
 Dividend distribution                                  (88)            (140)
 Distribution to minority interest                   (2,727)         (33,727)
 Purchase of equity interests                            -               803
 Proceeds of initial public offering, net                -            37,731
  Net cash used by financing activities              (3,081)         (21,286)

Net (decrease) in cash and cash equivalents          (3,474)         (28,790)
Cash and cash equivalents, beginning of period       14,013           40,157
Cash and cash equivalents, end of period           $ 10,539        $  11,367

Supplemental Disclosure:
  Interest paid                                    $  4,514        $   3,173

Noncash investing and financing activities:
  Property and equipment additions
    by capital lease                                     -         $  57,625
  Capital lease obligation incurred                      -         $  57,625


The accompanying notes are an integral part of the condensed consolidated financial statements.

      HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Combined prior to June 14, 1996)
                         (Unaudited)


A. General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's registration statement on Form S-1. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1996 and
1995.     The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


B.  Basis of Presentation

The Company was incorporated as a Delaware corporation on March 19, 1996 and was formed as a holding company, in anticipation of an initial public offering (the "Offering"), to combine under the control of a single corporation the operations of various business entities (the "Predecessor Entities") which were all under the majority control of several related
stockholders.   Immediately prior to the Offering, the Company executed an agreement (the "Reorganization Agreement") which resulted in the transfer of ownership of the Predecessor Entities to the Company prior to completion of the Offering in exchange for 4,400,000 shares of the Company's common stock. The presentation of stockholders' equity as of December 31, 1995 has been adjusted to retroactively reflect this exchange of shares. The company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. On June 14, 1996, the Company completed the issuance of 3,600,000 shares of common stock through the Offering resulting in net proceeds to the Company (after deducting underwriters' commissions and other offering expenses) of $37,731,000. A portion of the proceeds was used to repay some of the Company's long-term debt (see Note F). The consolidated financial statements include the accounts of Harborside Healthcare Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


C.  Investment in Limited Partnership

The Company holds a 75% partnership interest in Bowie Center Limited Partnership (the "Partnership") which the Company accounts for using the equity method. Although the Company owns a majority interest in the Partnership, the Company only holds a 50% voting interest in the Partnership and accordingly, it does not exercise control over the operations of the Partnership.

The results of operations of the Partnership are summarized below:

                                     For the nine months ended
                                          September 30,
                                       1995           1996
     Net operating revenues         $5,518,000     $6,047,000
     Net operating expenses          5,098,000      5,992,000
     Net income (loss)                  41,000       (437,000)

The financial position of the Partnership is as follows:

                                    As of September 30, 1996

     Current assets                        $2,622,000
     Non-current assets                     4,911,000
     Current liabilities                    2,496,000
     Non-current liabilities                4,781,000
     Partners' equity                         257,000


D.  Special Compensation and Other

During the first half of 1996, the Company incurred $1,716,000 of non-recurring expenses associated with its corporate reorganization and its
initial public offering.   Substantially all of these non-recurring
expenses related to special compensation arrangements with key members of management in connection with the reorganization of the Company's ownership structure and the completion of its initial public offering.


E.  Income Taxes

Prior to the implementation of the Reorganization Agreement, the Predecessor Entities (primarily partnerships and subchapter S corporations) operated under common control but were not directly subject to federal or state income taxes and, accordingly, no provision for income taxes was made in the Company's historical financial statements prior to the implementation date of the Reorganization Agreement. A pro forma income tax expense has been reflected for each period presented prior to the reorganization date, as if the Company had always owned the Predecessor Entities. The pro forma income tax expense was computed using an estimated effective tax rate of 39%. The rate was derived by using the statutory federal income tax rate of 34% plus an average of the various state statutory income tax rates (net of federal benefits) where the Company operates.

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


F.  Long Term Debt

Using proceeds from the Offering, on June 14, 1996 the Company repaid $25,000,000 of its long-term debt, incurring a prepayment penalty of $1,517,000. Additionally, the Company wrote-off $544,000 of deferred financing costs related to the retired debt and incurred $100,000 of additional transaction costs. The loss on early retirement of debt totaled $2,161,000 and has been presented as an extraordinary loss in the statement of operations for the nine months ended September 30, 1996 net of the related estimated income tax benefit of $843,000.

As of September 30, 1996, the reduced future maturities associated with all of the Company's long-term debt are as follows:

       1996 (remainder of year)  $    40,000
       1997                          169,000
       1998                          186,000
       1999                          205,000
       2000                          225,000
       Thereafter                 17,423,000
                                 $18,248,000

G.  Recent Acquisitions

One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ("KYP"), which owned seven facilities (the "Seven Facilities") until December 31, 1995. The Company held a 5% interest in KYP while the remaining 95% was owned by the limited partners of KYP (the "Unitholders"). Effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995 the accounts of KYP were included in the Company's consolidated financial statements and the interest of the Unitholders was reflected as minority interest. In March of 1996, a liquidating distribution was paid to the Unitholders.

Effective January 1, 1996, a subsidiary of the Company entered into an agreement to lease six long-term care facilities in New Hampshire (the "New Hampshire Facilities").

As of July 1, 1996, a subsidiary of the Company began leasing four long-term
care facilities in Ohio (the "Ohio Facilities").   This transaction
(the "Ohio Transaction") is accounted for as a capital lease as a result of a bargain purchase option exercisable at the end of the lease. The initial term of the lease is five years and during the final six months of the initial term, the Company may exercise an option to purchase the four facilities for a total price of $57,125,000. If the Company exercises the purchase option but is unable to obtain financing for the acquisition, the lease may be extended for up to two additional years, during which time the Company must obtain financing and complete the purchase of the facilities. The annual rent under the agreement is $5,000,000 during the initial term and $5,500,000 during the extension term. The Company is also responsible for facility expenses such as taxes, maintenance and repairs. The Company agreed to pay $8,000,000 for the option to purchase the Ohio Facilities. Of this amount, $5,000,000 was paid prior to the closing on July 1, 1996, and the remainder, $3,000,000, is due at the end of the initial lease term whether or not the Company exercises its purchase option.

The following unaudited pro forma condensed consolidated statements of earnings present the condensed results of operations of the Company after giving effect to the acquisition of the Seven Facilities, the New Hampshire Facilities and the Ohio Facilities for the nine month periods ended September 30, 1995 and 1996, as if these acquisitions had occurred as of January 1, 1995. The pro forma financial results are not necessarily indicative of the actual results of operations which might have occurred or of the results of operations which may occur in the future.

                                         For the nine months ended
                                                September 30,
                                            1995             1996

     Total net revenues                    $119,826        $133,998
     Income before income taxes
       and extraordinary loss                 2,154           2,369
     Pro forma income before
       extraordinary loss                     1,314           1,845
     Pro forma net income                     1,314             527
     Pro forma net income per common share
       using 4,425,000 and 5,852,000
       common and common equivalent
       shares, respectively                $   0.30        $   0.09

Item 2.

                 MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein and included under "Special Note Regarding Forward-Looking Statements" below. Actual results may differ materially from those anticipated by such forward-looking statements.

OVERVIEW

Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (New Hampshire) and the Mid-Atlantic (New Jersey and Maryland). The Company operates 30 facilities (13 owned and 17 leased) with a total of 3,700 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company-operated and non-affiliated facilities. As of September 30, 1996, the Company provided rehabilitation therapy services to patients at 38 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

The Company was created in March 1996, in anticipation of an initial public offering (the "Offering"), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had operated since 1988. The Company completed the Offering on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. The owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company's common stock.

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

One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ("KYP"), which owned seven facilities (the "Seven Facilities") until December 31, 1995. The Company held a 5% interest in KYP while the remaining 95% was owned by the limited partners of KYP (the "Unitholders"). Effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995 the accounts of KYP were included in the Company's consolidated financial statements and the interest of the Unitholders was reflected as minority interest. In March of 1996, a liquidating distribution was paid to the Unitholders.

The following table sets forth the number of facilities owned and leased by the Company and the number of licensed beds operated by the Company:

                                As of September 30,
                                1995           1996
Facilities:
     Owned (1)                    16             13
     Leased (2)                    4             17
           Total                  20             30

Licensed beds:
     Owned (1)                 1,980          1,720
     Leased (2)                  489          1,980
          Total                2,469          3,700

(1) Includes the Larkin Chase Center, which is owned by Bowie Center Limited Partnership, a joint venture in which the Company has a 75% ownership interest and a non-affiliated investor has a 25% ownership interest.

(2) On December 31, 1995, the Seven Facilities were reclassified as leased following their sale and concurrent leasing by a subsidiary of the Company.

The following table sets forth certain operating data for the periods indicated:

                          For the three months      For the nine months
                           ended September 30,      ended September 30,
                            1995        1996          1995       1996(3)
Patient days:
   Private and other       66,142      92,184       192,659     241,634
   Medicare                22,543      29,807        67,804      77,024
   Medicaid               110,431     181,241       321,005     466,675
         Total            199,116     303,232       581,468     785,333

Average Occupancy rate (1)   91.6%       92.0%         91.4%       91.8%

Net patient service
  revenue(2):
    Private and other        32.0%       30.3%         32.9%       30.9%
    Medicare                 33.0%       27.8%         32.1%       28.2%
    Medicaid                 35.0%       41.9%         35.0%       40.9%

    Total                   100.0%      100.0%        100.0%      100.0%

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

The following table presents certain consolidated financial data of the Company expressed as a percentage of total net revenues for the periods presented:
                               For the three months   For the nine months
                                ended September 30,    ended September 30,
                                  1995      1996         1995       1996

Total net revenues               100.0%    100.0%       100.0%     100.0%

Expenses:
  Facility operating              81.6      79.8         82.5       80.3
  General and administrative       4.5       4.3          4.5        4.6
  Service charges paid to
    affiliate                      0.6       0.3          0.7        0.5
   Special compensation and other  0.0       0.0          0.0        1.5
   Depreciation and amortization   3.9       2.0          4.1        1.7
   Facility rent                   1.9       5.6          1.8        6.5
      Total expenses              92.5      92.0         93.6       95.1

Income from operations             7.5       8.0          6.4        4.9

Other:
   Interest expense, net           4.4       3.0          4.7        2.7
   (Income) loss on investment
     in limited partnership        0.1       0.0          0.0        0.3
   Minority interest in net income
      of subsidiaries              2.0       0.0          1.3        0.0
Income before income taxes and
      extraordinary loss           1.0       5.0          0.4        1.9
Income taxes                       0.0       1.9          0.0        0.4
Income before extraordinary loss   1.0       3.1          0.4        1.5
Extraordinary loss                 0.0       0.0          0.0        1.1

Net income                         1.0%      3.1%         0.4%       0.4%


Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996

  Total Net Revenues. Total net revenues increased by $17,388,000, or 61.0%, from $28,515,000 in the third quarter of 1995 to $45,903,000 in the third quarter of 1996. This increase resulted primarily from the acquisition of six New Hampshire Facilities on January 1, 1996, and four Ohio Facilities on July 1, 1996, the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities, and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $5,906,000, or 34.0% of the increase, resulted from the operation of the New Hampshire Facilities, and $8,517,000, or 49.0% of the increase, resulted from the operation of the Ohio Facilities. In 1995 the Company began providing rehabilitation therapy services at non-affiliated long-term care facilities. Revenues generated by providing these services increased by $1,876,000, from $1,173,000 in the third quarter of 1995 to $3,049,000
in the third quarter of 1996.   The remaining $1,089,000, or 6.2% of such
increase, is attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $137.03 during the third quarter of 1995 to $140.92 during the third quarter of 1996. Partially offsetting this increase was a reduction in occupancy at "same store" facilities (excluding the Larkin Chase facility, which is accounted for using the equity method) from 92.1% during the third quarter of 1995 to 91.8% during the third quarter of 1996. The average occupancy rate at all of the Company's facilities increased from 91.6% during the third quarter of 1995 to 91.8% during the third quarter of 1996. The Company's quality mix of private, Medicare and insurance revenues was 58.1% for the three months ended September 30, 1996 as compared to 65.0% in the similar period of 1995. The decrease in the quality mix percentage was primarily due to the acquisition of the New Hampshire and the Ohio Facilities. Prior to April 1, 1996, none of the New Hampshire facilities was eligible for participation in the Medicare program.

  Facility Operating Expenses. The increase in the number of facilities operated by the Company and the expansion of the Company's rehabilitation therapy services at non-affiliated facilities, as well as the greater percentage of patients receiving higher levels of care, resulted in an increase in facility operating expenses of $13,349,000, or 57.4%, from $23,273,000 in the third quarter of 1995 to $36,622,000, in the third quarter of 1996. The acquisition of the New Hampshire Facilities accounted for $4,672,000, or 35.0% of the increase in facility operating expenses while the Ohio Facilities accounted for $6,632,000 or 49.7% of this increase. Operating expenses associated with additional non-affiliate therapy contracts increased from $1,281,000 during the third quarter of 1995 to $2,362,000 during the third quarter of 1996 and accounted for 8.1%
of the increased costs.   The remainder of the increase in facility
operating expenses, approximately $964,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  General and Administrative; Service Charges Paid to Affiliate. Expenses associated with the Company's regional and corporate offices increased by $686,000, or 52.8%, from $1,299,000 in the third quarter of 1995 to
$1,985,000 during the third quarter of 1996. Approximately $238,000 of this increase resulted from the acquisition of the New Hampshire Facilities and $122,000 from the acquisition of the Ohio Facilities. Most of the remainder was associated with expansion of regional and corporate support, increases in salaries, and additional travel and consulting expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters, as well as for certain data processing and administrative services provided to the
Company.   During the third quarter of 1995,  such reimbursements totaled
$170,000, compared to $161,000 during the third quarter of 1996.

  Depreciation and Amortization. Depreciation and amortization decreased from $1,114,000 during the third quarter of 1995 to $915,000 during the third quarter of 1996 as a net result of the sale of the Seven Facilities effective December 31, 1995 (see Note G to the financial statements included elsewhere in this report) and the acquisition of the Ohio Facilities.

  Facility Rent. Facility rent expense for the third quarter increased by $2,029,000 from $536,000 in 1995 to $2,565,000 in 1996. The increase in rent expense is the result of the sale and subsequent leaseback of the Seven Facilities effective December 31, 1995 and the acquisition of the six New Hampshire Facilities on January 1, 1996.

  Interest Expense, net. Interest expense, net increased from $1,246,000 in the third quarter of 1995 to $1,383,000 in the third quarter of 1996. This increase of $137,000 is the net result of the pay down of the KYP Medium-Term Notes (which occurred in connection with the sale and subsequent leaseback of the Seven Facilities), the repayment of $25,000,000 of long-term debt using proceeds from the Offering, and additional interest expense resulting from the acquisition of the Ohio Facilities.

    Loss on Investment in Limited Partnership. The Company accounts for its investment in the Bowie Center Limited Partnership using the equity method. The Company recognized a loss of $28,000 in the third quarter of 1995 as compared to income of $40,000 during the third quarter of 1996 in connection with this investment.

  Minority Interest in Net Income of Subsidiaries. The Company recorded a minority interest charge of $552,000 during the third quarter of 1995.
This charge reflected the allocation of 95% of the net income of KYP to the Unitholders. The facilities owned by KYP were sold effective December 31, 1995 and the proceeds of the sale were distributed to the Unitholders in March 1996.

  Income Taxes. Prior to the date of the Offering, the Company's financial statements do not include a provision for Federal or state income taxes because the Predecessor Entities were not subject to Federal or state income taxation. During the third quarter of 1996 the Company recorded a tax provision of $902,000 based on its anticipated combined effective Federal and state income tax rate.

  Net Income. Net income was $297,000 in the third quarter of 1995 as compared to net income of $1,410,000 in the third quarter of 1996. The increase in net income was the net result of an increase in operating income, the elimination of the minority interest charge, and an increase in the provision for income taxes.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1996

  Total Net Revenues. Total net revenues increased by $38,677,000 or 48.9%, from $79,029,000 in the first nine months of 1995 to $117,706,000 in the first nine months of 1996. This increase resulted primarily from the acquisition of six New Hampshire Facilities on January 1, 1996 and four Ohio Facilities on July 1, 1996, the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $16,916,000 or 43.7% of the increase, resulted from the operation of the New Hampshire Facilities, and $8,517,000 or 22.0% of the increase resulted from the operation of the Ohio Facilities. The Company began providing rehabilitation therapy services at non-affiliated long-term care facilities during 1995. Revenues generated by providing these services increased by $5,700,000, from $2,434,000 in the first nine months of 1995 to $8,134,000
in the first nine months of 1996.   The remaining $7,544,000, or 19.5% of
such increase, is attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $131.51 during the first nine months of 1995 to $139.02 during the first nine months of 1996. Partially offsetting this increase was a reduction in occupancy at "same store" facilities from 92.0% during the first nine months of 1995 to 91.6% during the first nine months of 1996. The average occupancy rate at all of the Company's facilities increased from 91.4% during the first nine months of 1995 to 91.8% during the first nine months of 1996. The Company's quality mix of private, Medicare and insurance revenues was 59.1% for the nine months ended September 30, 1996 as compared to 65.0% in the similar period of 1995. The decrease in the quality mix percentage was primarily due to the leasing of the New Hampshire facilities. Prior to April 1, 1996, none of the New Hampshire facilities were eligible for participation in the Medicare program.

  Facility Operating Expenses. Facility operating expenses increased by $29,356,000, or 45.0%, from $65,192,000 in the first nine months of 1995 to
$94,548,000 in the first nine months of 1996. The acquisition of the New Hampshire Facilities accounted for $13,224,000, or 45.0% of the increase in facility operating expenses while the Ohio Facilities accounted for $6,632,000, or 22.6% of this increase. Operating expenses associated with additional non-affiliate therapy contracts increased from $2,652,000 during the first nine months of 1995 to $6,956,000 during the first nine months of 1996 and accounted for 14.7% of the increased costs. The remainder of the increase in facility operating expenses, approximately $5,196,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $1,831,000, or 51.1%, from $3,584,000 in the first nine months of 1995 to $5,415,000 in the first nine months of 1996. Approximately $609,000 of this increase resulted from the acquisition of the New Hampshire Facilities, and $122,000 for the acquisition of the Ohio Facilities.. Most of the remainder was associated with expansion of regional and corporate support, increases in salaries, and additional travel and consulting expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the first nine months of 1995, such reimbursements totaled $524,000 as compared to $526,000 in the first nine months of 1996.

  Special Compensation and Other. In connection with the Offering and corporate reorganization, the Company recorded $1,716,000 of non-recurring charges in the first nine months of 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the corporate restructuring which preceded the Offering.

  Depreciation and Amortization. Depreciation and amortization decreased from $3,222,000 in the first nine months of 1995 to $2,030,000 in the first nine months of 1996 as a net result of the sale of the Seven Facilities effective December 31, 1995 and the acquisition of the Ohio facilities.

  Facility Rent. Facility rent expense for the first nine months increased by $6,240,000 from $1,423,000 in 1995 to $7,663,000 in 1996. The increase in rent expense is the result of the sale and subsequent leaseback of the Seven Facilities effective December 31, 1995 and the acquisition of the six New Hampshire Facilities on January 1, 1996.

  Interest Expense, net. Interest expense, net, decreased from $3,735,000 in the first nine months of 1995 to $3,193,000 in the first nine months of 1996. This decrease is due to the net result of the pay down of the KYP Medium-Term Notes (which occurred in connection with the sale and subsequent leaseback of the Seven Facilities), the repayment of $25,000,000 of long-term debt using proceeds from the Offering, and additional interest expense resulting from the acquisition of the Ohio Facilities.

  Loss on Investment in Limited Partnership. The Company accounts for its investment in Bowie Center Limited Partnership using the equity method. The Company recorded income of $31,000 in the first nine months of 1995 as compared to a loss of $327,000 during the first nine months of 1996 in connection with this investment.

  Minority Interest in Net Income of Subsidiaries.   The Company recorded a
minority interest charge of $1,070,000 during the first nine months of 1995. This charge reflected the allocation of 95% of the net income of KYP
to the Unitholders.   The facilities owned by KYP were sold effective
December 31, 1995 and the proceeds of the sale were distributed to the Unitholders in March 1996.

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

  Income Taxes. Prior to the date of the Offering, the Company's financial statements do not include a provision for Federal or state income taxes because the Predecessor Entities were not subject to Federal or state income taxation. Income taxes for the first nine months of 1996 totaled $502,000 and consisted of income tax expense of $902,000 for the three months ended September 30, 1996 less a tax benefit of $400,000 recognized during the second quarter of 1996 resulting from book-tax differences inherited as part of the Company's corporate reorganization.

  Net Income. Net income was $310,000 in the first nine months of 1995 as compared to income of $468,000 in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Predecessor Entities historically financed their operations and acquisitions growth primarily through a combination of mortgage financing, operating leases, and capital contributed by the Unitholders. As of December 31, 1995, the Company had cash and cash equivalents totaling $40,157,000; however, approximately $33,493,000 of this cash was held pending a liquidating distribution to the Unitholders, which occurred in March 1996. On June 14, 1996, the Company completed the Offering and received proceeds (net of underwriters' commissions and offering expenses) of approximately $37,700,000.

The Company had two mortgage loans outstanding as of December 31, 1995.
One mortgage loan had an outstanding principal balance of $41,877,000 and bearing interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the mortgaged facilities and actual revenues during the twelve-month base period commencing October 1, 1995. Such additional interest begins to accrue on October 1, 1996. In September 1996 the Company used $25,000,000 of the net proceeds of the Offering to prepay a portion of this debt. In connection with this prepayment, the Company incurred a penalty of approximately $1,517,000. As of September 30, 1996, the Company's outstanding principal due at maturity in 2004 in connection with this loan was $16,645,000. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,603,000 as of September 30, 1996 and bears interest at 14% per annum. This mortgage matures in the year 2010.

The Company's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. The Company expects that various forms of leasing arrangements will continue to provide it with an attractive form of financing to support its growth. The Company is currently negotiating with several commercial banks to obtain a multi-year secured revolving line of credit in an amount not to exceed $25,000,000. Funds available under this line would be used to provide working capital for existing operations and acquisitions and to finance a portion of future acquisitions. There can be no assurances that such financings will be available to the Company on acceptable economic terms, or at all. The Company has been and will continue to be dependent on third-party financing to fund its acquisition strategy. The Company expects that cash on hand and generated through operations, as well as funds expected to be available under a line of credit will be sufficient to meet its operating requirements through the remainder of 1996.

From time to time, the Company expects to pursue certain expansion and new development opportunities associated with existing facilities. In connection with a Certificate of Need received by its Ocala facility in March 1996, the Company expects to commence construction of a sixty-bed addition and a rehabilitation therapy area during 1996 or 1997. The costs of this project are estimated to be approximately $2,800,000. In addition, in connection with a Certificate of Need held by its Larkin Chase facility, the Company expects to commence construction of a sixty-bed addition during 1997. The costs associated with the Larkin Chase project are estimated to be approximately $2,500,000. The Company intends to seek separate financing for each of these projects. There can be no assurances that financing of either project will be available to the Company on acceptable terms.

The Company's operating activities during the first nine months of 1995 generated net cash of $2,325,000 as compared to a net use of cash of $97,000 in 1996, a decrease of $2,422,000. Most of the reduction in cash provided by operations was the net result of increases in accounts receivable, accounts payable, and accruals relating to the facilities acquired during 1996.

Net cash used by investing activities was $2,718,000 during the first nine months of 1995 as compared to $7,407,000 in 1996. In each period the primary use of invested cash related to additions to property and equipment ($2,161,000 in 1995 compared to $3,711,000 in 1996) and additions to deferred financing costs associated with acquired facilities ($174,000 in 1995 compared to $1,009,000 in 1996). During the first nine months of 1996 the Company paid a $5,000,000 deposit in connection with the acquisition of the Ohio Facilities. During this period the Company received $3,000,000 in refunded acquisition deposits (made in 1995) in connection with two groups of facilities which it was negotiating to acquire. The Company's offer to lease one group of facilities was rescinded by the Company and it received its $2,000,000 deposit back in March 1996. The Company borrowed $2,000,000 in 1995 from an affiliate to pay this acquisition deposit and repaid the affiliate in March 1996. During the first nine months of 1996 the Company received a $1,000,000 refund of an acquisition deposit at the closing of the acquisition of the New Hampshire Facilities.

Net cash used by financing activities was $3,081,000 in 1995 as compared to $21,286,000 in 1996. The early retirement of debt and the incurrence of a related prepayment penalty required the use of $26,517,000 in 1996. During the first half of 1996, the Company received approximately $37,700,000 in net proceeds from the Offering and a cash lease inducement from the landlord of $3,685,000 in connection with the leasing of the New Hampshire Facilities. During 1996 the Company also received $803,000 from the sale of equity interests to an officer and a director of the Company. In March of 1996 a liquidating distribution of $33,727,000 was paid to the Unitholders.

SEASONALITY

The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing and amount of Medicaid rate increases, seasonal census cycles, and the number of days in a given fiscal quarter.
INFLATION

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

  1. The Company's ability to grow through the acquisition and development of long-term care facilities or the acquisition of ancillary businesses.

  2. The Company's ability to identify suitable acquisition candidates, to consummate or complete construction projects, or to profitably operate or successfully integrate enterprises into the Company's other operations.

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

  6. The Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees.

  7. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

  8. Changes in certificate of need laws that might increase competition in the Company's industry, including, particularly, in the states in which the Company currently operates or anticipates operating in the future.

  9. The Company's ability to staff its facilities appropriately with qualified healthcare personnel, including in times of shortages of such personnel and to maintain a satisfactory relationship with labor unions.

 10. The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home healthcare and changes in the regulatory system in the state in which the Company operates that facilitate such competition.

 11. The continued availability of insurance for the inherent risks of liability in the healthcare industry.

 12. Price increases in pharmaceuticals, durable medical equipment and other items.

 13. The Company's reputation for delivering high-quality care and its ability to attract and retain patients, including patients with relatively high acuity levels.

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

Item 3.    Defaults upon Senior Securities
                None

Item 4.     Submission of Matters to a Vote of Security Holders
                None

Item 5.     Other Information
                None

Item 6.     Exhibits and Reports on Form 8-K

   (a) Exhibits

   Number         Description
    11.1          Earnings Per Share Calculation
    27.1          Financial Data Schedule

   (b) Reports on 8-K
             None

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



DATE:    November 14, 1996