Form 10-K405
period 1996-11-02
HARBORSIDE HEALTHCARE CORP
filed 1997-03-31
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended       December 31, 1996
                                       ---------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

            Commission file number     01-14358
                                   ----------------------

                        Harborside Healthcare Corporation
         --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Massachusetts                                   04-3307188
-------------------------------                 ------------------------------
(State or other jurisdiction of                 (IRS Employer incorporation or
organization)                                           Identification No.)


470 Atlantic Avenue, Boston, Massachusetts              02210
------------------------------------------             -------
(Address of principal executive offices)              (Zip Code)


(Registrant's telephone number, including area code)   (617) 556-1515
                                                     --------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                Name of each exchange
Tile of each class                               On which registered
------------------                               -------------------
Common Stock, par value $.01 per share          New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

At March 31, 1997, the registrant had 8,000,000 shares of Common Stock outstanding. The aggregate market value on February 28, 1997 of the registrant's Common Stock held by non-affiliates of the registrant was $43,200,000 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange and 3,600,000 shares of common stock held by non-affiliates).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1997 are incorporated into
Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                    PAGE

                                     PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                    3

ITEM 1. BUSINESS                                                     5

ITEM 2. PROPERTIES                                                  16

ITEM 3. LEGAL PROCEEDINGS                                           17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT                       17


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED            19
        STOCKHOLDER MATTERS

ITEM 6. SELECTED FINANCIAL DATA                                     20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           22
        CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON            46
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         46

ITEM 11. EXECUTIVE COMPENSATION                                     46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS            46
         AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             46

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS       46
         ON FORM 8-K

SIGNATURES                                                          52

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

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

  9. The Company's ability to staff its facilities appropriately with qualified healthcare personnel, including in times of shortages of such personnel, and to maintain a satisfactory relationship with labor unions.

 10. The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living services and and providers of home healthcare and changes in state regulatory systems which facilitate such competition.

 11. The continued availability of insurance for the inherent risks of liability in the healthcare industry.

 12. Price increases in pharmaceuticals, durable medical equipment and other items.

 13. Adverse changes to the Company's reputation for delivering high-quality care and its ability to attract and retain patients, including patients with relatively high acuity levels.

 14. Changes in general economic conditions, including changes that pressure governmental reimbursement sources to reduce the amount and scope of healthcare coverage.

The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company.

ITEM 1. BUSINESS

GENERAL OVERVIEW

  Harborside Healthcare (the "Company') was created in March 1996, in anticipation of an initial public offering (the "Offering"), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had operated since 1988. The Company completed the Offering on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. Immediately prior to the Offering the owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company's common stock (the "Reorganization").

  Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (New Hampshire) and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of December 31, 1996, the Company operated 30 licensed long-term care facilities (13 owned and 17 leased) with a total of 3,700 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides certain rehabilitation therapy services both at Company-operated and non-affiliated facilities. As of December 31, 1996, the Company provided rehabilitation services to patients at 37 non-affiliated long-term care facilities. From December 31, 1993 to December 31, 1996, the Company increased its overall patient capacity by approximately 1,551 licensed beds, or 72.2%. During the same period, the Company also increased the percentage of net patient service revenues derived from the Medicare program from 21.2% to 28.4% of net patient service revenues. This increase was a result of the Company's expansion of its subacute care and other specialty medical services.

PATIENT SERVICES

Basic Patient Services

  Basic patient services are those traditionally provided to elderly patients in long-term care facilities to assist with the activities of daily living and to provide general medical care. The Company provides 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides in all of its facilities. Each facility is managed by an on-site licensed administrator who is responsible for the overall operation of the facility, including the quality of care provided. The medical needs of patients are supervised by a medical director, who is a licensed physician. Although treatment of patients is the responsibility of their own attending physicians, who are not employed by the Company, the medical director monitors all aspects of delivery of care. The Company also provides support services, including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and routine rehabilitation therapy.

  Each facility offers a number of individualized therapeutic activities designed to enhance the quality of life of its patients. These activities include entertainment events, musical productions, trips, arts and crafts and volunteer and other programs that encourage community interaction.

Specialty Medical Services

  Specialty medical services are those provided to patients with medically complex needs, who generally require more extensive treatment and a higher level of skilled nursing care. These services typically generate higher net patient service revenues per patient day than basic patient services as a result of increased levels of care and the provision of ancillary services.


  Subacute Care. Subacute care is goal-oriented, comprehensive care designed for an individual who has had an acute illness, injury, or exacerbation of a disease process. Subacute care is typically rendered immediately after, or instead of, acute hospitalization in order to treat one or more specific, active, complex medical conditions or in order to administer one or more technically complex treatments. The Company provides subacute care services at all but one of its existing facilities in such areas as complex medical, cardiac recovery, digestive, immuno-suppressed disease, post-surgical, wound, and CVA/stroke care, hemodialysis, infusion therapy, and diabetes and pain management.

  In facilities that have shown strong demand for subacute services, the Company has developed distinct subacute units marketed under the name "COMprehensive Patient Active Subacute System" or "COMPASS." Each COMPASS unit contains 20 to 60 beds and is specially staffed and equipped for the delivery of subacute care. Patients in COMPASS units typically range in age from late teens to the elderly, and typically require high levels of nursing care and the services of physicians, therapists, dietitians, clinical pharmacists or psycho/social counselors. Certain patients may also require life support or monitoring equipment. Because patient goals are generally rehabilitation-oriented, lengths of stay in COMPASS units are generally expected to be less than 30 days each. As of December 31, 1996, the Company operated nine COMPASS units containing a total of approximately 280 licensed beds.

   The Company has designed clinical pathways for these COMPASS units in the areas of orthopedic rehabilitation, CVA/stroke recovery, cardiac recovery, pulmonary rehabilitation and wound care management. These clinical pathways are designed to achieve specified measurable outcomes in an efficient and cost-effective manner. The Company's COMPASS units and the clinical pathways used in these units are designed to attract commercial insurance and managed care organizations, such as HMOs and PPOs. The Company will continue to develop additional clinical pathways based on market opportunities. Additionally, the Company has begun to provide COMPASS programming at facilities in addition to those which maintain distinct COMPASS units. The Company has personnel dedicated to actively marketing its COMPASS units to commercial insurers and managed care organizations.

  Alzheimer's and Hospice Care. The Company has also developed distinct units that provide care for patients with Alzheimer's disease and hospice units for patients with terminal illnesses. As of December 31, 1996, the Company operated dedicated Alzheimer's units at four facilities. The Company also operated hospice units at three of its facilities, where it provides care to terminally ill patients and counseling to their families.

OPERATIONS

  Facilities. Each of the Company's facilities is supervised by a licensed facility administrator who is responsible for all aspects of the facility's operations. The facility administrator oversees (i) a director of nursing who supervises a staff of registered nurses, licensed practical nurses and certified nursing aides, (ii) a director of admissions who is responsible for developing local marketing strategies and programs and (iii) various other departmental supervisors. The Company also contracts with one or more licensed physicians at each facility to serve as medical directors for the purpose of supervising the medical management of patients. Facilities with subacute or specialty medical units or programs may also contract with physician specialists to serve as rehabilitation or specialty program medical directors in areas such as physiatry (physical medicine), neurology or gero-psychology. Facilities may also employ or contract for additional clinical staff such as case managers, respiratory therapists and program directors. Department supervisors at each of the Company's facilities oversee personnel who provide dietary, maintenance, laundry, housekeeping, therapy and social services. In addition, a business office staff at each facility routinely performs administrative functions, including billing, payroll, accounts payable and data processing. The Company's corporate and regional staff provide support services such as quality assurance, management training, clinical consultation and support, management information systems, risk management, human resource policies and procedures, operational support, accounting and reimbursement expertise.

  Regions. The Company seeks to cluster its long-term care facilities and ancillary businesses in selected geographic regions to establish a strong competitive position as well as to position the Company as a healthcare provider of choice to managed care and private payors in these markets. The Company's facilities currently serve four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (New Hampshire), and the Mid-Atlantic (New Jersey and Maryland). The Company maintains regional operating offices in Clearwater, Florida; Indianapolis, Indiana; Bridgewater, New Jersey; and Peterborough, New Hampshire. Each region is supervised by a regional director of operations who directs the efforts of a team of professional support staff in the areas of clinical services, marketing, bookkeeping, human resources and engineering. Other Company staff, who are principally based in the regions, provide support and assistance to all of the Company's facilities in the areas of subacute services, managed care contracting, reimbursement services, risk management, data processing and training. Financial control is maintained through financial and accounting policies established at the corporate level for use at each facility. The Company has standardized operating policies and procedures and continually monitors operating performance to assure consistency and quality of operations. In addition to its principal executive office in Boston, an accounting and data processing office is maintained in Fort Wayne, Indiana. The Company's ancillary services businesses maintain offices in Palm Harbor, Florida, and Indianapolis, Indiana.

  Continuous Quality Improvement Program. The Company has developed a continuous quality improvement program which is designed to monitor, evaluate and improve the delivery of patient care. The program is supervised by the Company's Senior Vice President of Professional Services and consists of the standardization of policies and procedures, routine site visits and assessments and a quality control system for patient care and physical plant compliance. Pursuant to its quality control system, the Company routinely collects information from patients, family members, referral sources, employees and state survey agencies which is then compiled, analyzed and distributed throughout the Company in order to monitor the quality of care and services provided.

  The Company's continuous quality improvement program is modeled after guidelines for long-term care and subacute facilities promulgated by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized accreditation agency for hospitals and other healthcare organizations. The Company believes that JCAHO accreditation is an important factor in gaining provider contracts from managed care and commercial insurance companies. Accordingly, in late 1995 the Company began a program to seek accreditation from JCAHO for the Company's facilities. As of December 31, 1996, 15 of the Company's facilities had received accreditation, and of these 12 had received accreditation "with commendation".

MARKETING

  The Company's marketing program is designed to attract patients who will have a favorable impact on the Company's profits and quality mix of revenues. The Company establishes monthly occupancy and revenue goals for each of its facilities and maintains marketing objectives to be met by each facility. The Company's Vice President of Marketing is principally responsible for the development and implementation of the Company's marketing program. Regional marketing directors provide routine support to the facility-based admissions directors through the development of facility-based marketing strategies, competitive assessments and routine visits.

  The Company uses a decentralized marketing approach in order to capitalize on each facility's strengths and reputation in the community it serves. Admissions staff at each facility are primarily responsible for marketing basic medical services and developing semi-annual marketing plans in consultation with the Company's regional marketing and operations staff. Basic medical services are marketed to area physicians, hospital discharge planning personnel, individual patients and their families and community referral sources. Facility personnel also market the Company's specialty medical services to these sources. Corporate and regional personnel who specialize in subacute care, managed care and reimbursement also assist in the marketing of specialty medical services.

  The Company believes its marketing program has demonstrated its effectiveness. The Company's average annual occupancy rates for the fiscal years ended December 31, 1994, 1995 and 1996 were 91.5%, 91.5% and 91.9%. In comparison, a study of approximately 1,500 nursing facilities conducted by the U.S. Department of Health and Human Services found that in 1995 these facilities operated at approximately 87% of capacity.

  Since June 1994, the Company has maintained a dedicated managed care marketing group whose primary purpose is to solicit managed care and commercial insurance contracts. The Company's regional and corporate staff attend trade shows and events for managed care, commercial insurance companies and case managers in order to broaden the Company's overall presence and recognition with these groups.

SOURCES OF REVENUES

  The Company derives its revenues primarily from private pay sources, the Federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company's revenues are influenced by a number of factors, including (i) the licensed bed capacity of its facilities, (ii) occupancy rates, (iii) the mix of patients and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid) and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving payments from third party payors.

  The following table identifies the Company's net patient service revenues attributable to each of its payor sources for the periods indicated:

                         NET PATIENT SERVICE REVENUES(1)

                             YEAR ENDED DECEMBER 31,

                            1994                   1995                   1996
                            ----                   ----                   ----

                                      (DOLLAR AMOUNTS IN THOUSANDS)
Private and other   $ 31,899      37.1%    $ 33,912      32.3%    $ 46,659      30.4%
Medicare ........     21,423      24.9       34,730      33.1       43,626      28.4
Medicaid ........     32,627      38.0       36,274      34.6       63,290      41.2
                    --------   -------     --------   -------     --------   -------

  Total .........   $ 85,949     100.0%    $104,916     100.0%    $153,575     100.0%
                    ========   =======     ========   =======     ========   =======


----------
(1) Net patient service revenues exclude management fees and net patient service revenues of the Larkin Chase Center which is owned by the Bowie Center Limited Partnership ("Bowie L.P."). The Company owns a 75% partnership interest in Bowie L.P., but records its investment in Bowie L.P. using the equity method. See Note
G. to the Company's consolidated financial statements included elsewhere in this report.

  Private and Other. Private and other net patient service revenues include
  -----------------
payments from individuals who pay directly for services without governmental assistance and payments from commercial insurers, HMOs, PPOs, Blue Cross organizations, workers' compensation programs, hospice programs and other similar payment sources. The Company's rates for private pay patients are typically higher than rates for patients eligible for assistance under state Medicaid programs. The Company's private pay rates vary from facility to facility and are influenced primarily by the rates charged by other providers in the local market and by the Company's ability to distinguish its services from those provided by its competitors. Although private pay rates are generally established on a facility-specific fee schedule, rates charged for individual cases may vary widely because, in the case of managed care, they are either negotiated on a case-by-case basis with the payor, or are fixed by contract. Rates charged to private pay patients are not subject to regulatory control in any of the states in which the Company operates.

  Medicare. All but one of the Company's facilities are certified Medicare
  --------
providers. The Company does not expect to seek Medicare certification for this one facility because all of the patients currently at the facility are private pay patients. Medicare is a Federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as long-term care facilities. The second part, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by long-term care or acute care facilities. Part A coverage, as applied to services delivered in a long-term care facility, is limited to skilled nursing and rehabilitative care related to a recent hospitalization and is limited to a specified term (generally 100 days per calendar year), requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. There are no limits on duration of coverage for Part B services, but there is a co-insurance requirement for most services covered by Part B.

  The method used in determining Medicare reimbursement for rehabilitation therapy services furnished in the Company's facilities depends on the type of therapy provided. Medicare currently applies salary equivalency guidelines to determine the reasonable cost of physical therapy services and respiratory therapy services provided on a contract basis, which is the cost that would be incurred if the therapist were employed at the facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare pays for occupational therapy and speech language pathology services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. The Health Care Financing Administration ("HCFA") has announced its intention to propose rules revising the current salary equivalency guidelines for physical therapy and respiratory therapy and also applying salary equivalency guidelines to speech and occupational therapy services provided on a contract basis. If these proposed rules are implemented, they could reduce the profitability of these services. See "Governmental Regulation."

  Under the Medicare Part A program, the Company is reimbursed for its direct costs (which consist of routine, ancillary and capital expenses) plus an allocation of indirect costs. The total of routine costs and the respective allocated overhead is subject to a regional routine cost limit. As the Company expands its subacute care and other specialty medical services, the costs of care for these patients have exceeded and are expected to continue to exceed the regional reimbursement routine cost limits. The Company is required to submit routine cost limit exception requests in order to recover the excess costs from Medicare. There can be no assurance that the Company will be able to recover such excess costs under any pending or future requests. The failure to recover these excess costs in the future could materially adversely affect the Company. Under current regulations, new long-term care facilities are, in certain limited circumstances, able to apply for a three year exemption from routine cost limits. The Company has applied for, been denied and is now appealing such exemptions for two of its facilities. Unless and until such exemptions are granted, these facilities can only recover excess costs through routine cost limit exception requests.

  Reimbursements from the Medicare program are determined by filing cost reports with a fiscal intermediary. These cost reports are then audited and subject to retroactive adjustment by the intermediary and the Medicare program. To date, adjustments from Medicare audits have not had a material adverse effect on the Company. Although there can be no assurances that future adjustments will not have a material adverse effect on the Company, the Company believes that it has properly applied the various payment formulas.

  Medicaid. Medicaid includes the various state-administered reimbursement
  --------
programs for indigent patients created by Federal law. Although Medicaid programs vary from state to state, they are partially subsidized by Federal funds. Reimbursement rates are determined by the state; however, the Federal government retains the right to approve or disapprove individual state plans. For Medicaid recipients, providers must accept reimbursement from Medicaid as payment in full for the services rendered, because the provider may not bill the patient for more than the amount of the Medicaid payment received.

  All but one of the Company's facilities participate in the Medicaid program of the states in which they are located. The one facility is currently occupied solely by private pay patients and does not participate in the Ohio Medicaid program. Under the Boren Amendment, a Federal Medicaid statute, and related regulations, state Medicaid programs must provide reimbursement rates that are reasonable and adequate to cover the costs that would be incurred by efficiently and economically operated facilities in providing services in conformity with state and Federal laws, regulations and quality and safety standards. Furthermore, payments must be sufficient to enlist enough providers so that services under the state's Medicaid plan are available to recipients at least to the extent that those services are available to the general population. However, there can be no assurance that payments under Medicaid programs will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In the past, several states' healthcare provider organizations have initiated litigation challenging the Medicaid reimbursement methodologies employed in such states, asserting that reimbursement payments are not adequate to reimburse an efficiently operated facility for the costs of providing Medicaid covered services.

  The Medicaid programs in the states in which the Company operates pay a per diem rate for providing services to Medicaid patients based on the facility's reasonable allowable costs incurred in providing services, subject to cost ceilings applicable to patient care, other operating and capital costs. Most state Medicaid programs currently include incentive allowances for providers whose costs are less than certain ceilings and who meet other requirements.

  There are generally two types of Medicaid reimbursement rates: retrospective and prospective, although many states have adopted plans that have both retrospective and prospective features. A retrospective rate is determined after completion of a cost report by the service provider and is designed to reimburse incurred costs. Typically, an interim rate based upon historical cost factors and inflation is paid by the state during the cost reporting period and a cost settlement is made following an audit of the filed cost report. Such adjustments may result in additional payments being made to the Company or in recoupments from the Company, depending on actual performance and the limitations within an individual state plan.

  The more prevalent type of Medicaid reimbursement rate is the prospective rate. Under a prospective plan, the state sets its rate of payment for the period in advance of services rendered. Actual costs incurred by operators during a period are used by the state to establish the prospective rate for a subsequent period. The provider must accept the prospective rate as payment in full for all services rendered. Although there is usually no settlement based upon actual costs incurred subsequent to the cost report filing, subsequent audits may provide a basis for the state program to retroactively recoup monies. The Medicaid programs of Maryland, Florida, Indiana, New Hampshire and New Jersey are, at present, substantially prospective plans. Ohio's reimbursement plan is a prospective plan with reimbursement rates adjusted quarterly on a facility-by-facility basis.

  Traditionally, the State of New Hampshire re-based facility Medicaid reimbursement rates on October 1 of each year. In October 1995, the State of New Hampshire adopted legislation which eliminated incentive payments and froze reimbursement rates through June 30, 1996. The legislation also called for a redesign of the Medicaid payment system in New Hampshire, to be effective July 1, 1996; however, the state did not achieve this timetable and extended the rate freeze through September 30, 1996. On October 1, 1996 the state re-based facility Medicaid rates using the 1995 Medicaid cost reports. The current methodology excludes the former incentive payments, and the state anticipates revising its methodology to incorporate an acuity-based facility-specific methodology in the future.

  To date, adjustments from Medicaid audits have not had a material adverse effect on the Company. Although there can be no assurance that future adjustments will not have a material adverse effect on the Company, the Company believes that it has properly applied the various payment formulas.

  Ancillary Services to Non-Affiliates. The Company generates revenues from services to non-affiliates from its rehabilitation therapy business which provides services to patients at long-term care facilities not operated by the Company. In general, payments for these services are received directly from the non-affiliated long-term care facilities, which in turn are reimbursed by Medicare or other payors. The Company's revenues from non-affiliates, though not directly regulated, are effectively limited by competitive market factors and regulatory reimbursement policies imposing salary equivalency guidelines and prudent buyer concepts on the long-term care facilities that contract for these therapy services. In addition, the revenues that the Company derives for these services are subject to adjustment in the event the facility is denied reimbursement by Medicare or any other applicable payor on the basis that the services provided by the Company were not medically necessary.

GOVERNMENTAL REGULATION

  The Federal government and all states in which the Company operates regulate various aspects of the Company's business. In addition to the regulation of rates by governmental payor sources, the development and operation of long-term care facilities and the provision of long-term care services are subject to Federal, state and local licensure and certification laws which regulate, with respect to a facility, among other matters, the number of beds, the services provided, the distribution of pharmaceuticals, equipment, staffing requirements, patients' rights, operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. There can be no assurance that Federal, state or local governmental regulations will not change or be subjected to new interpretations that impose additional restrictions which might adversely affect the Company's business.

  All of the facilities operated by the Company are licensed under applicable state laws and possess the required Certificate of Need ("CON") from responsible state authorities. As previously noted, all but one of the Company's facilities are certified or approved as providers under the Medicaid and Medicare programs. Both the initial and continuing qualification of a long-term care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, patients' rights, safety, personnel, physical environment and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third-party payor programs. In some cases, or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid or the Medicare program, offset of amounts due against future billings to the Medicare or Medicaid programs, denial of payments under Medicaid for new admissions, reduction of payments, restrictions on the ability to acquire new facilities and, in extreme circumstances, revocation of a facility's license or closure of a facility. The compliance history of a prior operator may be used by state or Federal regulators in determining possible action against a successor operator.

  The Company believes that its facilities are in substantial compliance with all statutes, regulations, standards and requirements applicable to its business, including applicable Medicaid and Medicare regulatory requirements. However, in the ordinary course of its business, the Company from time to time receives notices of deficiencies for failure to comply with various regulatory requirements. In most cases, the Company and the reviewing agency will agree upon corrective measures to be taken to bring the facility into compliance. Although the Company has been subject to fines and, in one instance, to a 30-day moratorium on admissions at one of the Company's Florida facilities in January 1995, statements of deficiency and other corrective actions have not had a material adverse effect on the Company. There can be no assurance that future agency inspections will not have a material adverse effect on the Company.

  Certificates of Need. All states in which the Company operates have adopted
  --------------------
CON or similar laws which generally require that a state agency determine that a need exists prior to the construction of new facilities, the addition or reduction of licensed beds or services, the implementation of other changes, the incurrence of certain capital expenditures, the approval of certain acquisitions and changes in ownership or, in certain states, the closure of a facility. State CON approval is generally issued for a specific project or number of beds, specifies a maximum expenditure, is sometimes subject to an inflation adjustment, and requires implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability of the facility to provide the service, operate the facility or complete the acquisition, addition or other change and can also result in adverse reimbursement action or the imposition of sanctions or other adverse action on the facility's license. Ohio has imposed a moratorium on the issuance of CONs for the construction of new long-term care facilities and the addition of beds to existing facilities. The moratorium is scheduled to remain in effect until June 30, 1997. Recent legislation in New Hampshire has eliminated the certain expansion rights or "leeway beds" on existing CONs. New Hampshire previously permitted long-term care facilities to add up to 10 licensed beds every two years as a matter of right.

  Medicare and Medicaid. Effective October 1, 1990, the Omnibus Budget
  ---------------------
Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicare program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift and also increases training requirements for nurses aides by requiring a minimum number of training hours and a certification test before a nurses aide can commence work. In order to obtain Medicare reimbursement, states continue to be required to certify that nursing facilities provide "skilled care." The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") affects Medicare reimbursement for skilled nursing services in two ways, neither of which have had a material adverse effect on the Company's revenues. First, the current limits on the portion of the Medicare reimbursement known as "routine service costs" (excluding capital-related expenses) were frozen for two consecutive cost report years beginning October 1, 1993. Second, the return on equity component of Medicare reimbursement was eliminated beginning October 1, 1993. Although the

Company believes that it is in substantial compliance with the current requirements of OBRA and OBRA 93, it is unable to predict how future interpretation and enforcement of regulations promulgated under OBRA and OBRA 93 by the state and Federal governments could affect the Company in the future.

  Effective July 1, 1995, HCFA promulgated new survey, certification and enforcement rules governing long-term care facilities participating in the Medicare and Medicaid programs, which impose significant new burdens on long-term care facilities and may require state survey agencies to take aggressive enforcement actions. Among other things, the new HCFA rules governing survey and certification requirements define or redefine a number of terms used in the survey and certification process. The rules require states to amend their state plans (as required by Federal law) to incorporate the provisions of the new rules. The regulations may require state survey agencies to take aggressive enforcement actions. The breadth of the new rules and their recent effective date create uncertainty over the manner in which the rules will be implemented, the ability of any long-term care facility to comply with them and the effect of the new rules on the Company.

  Under the new rules, unannounced standard surveys of facilities must be conducted at least once every 15 months with a state-wide average of 12 months. In addition to the standard survey, survey agencies have the authority to conduct surveys as frequently as necessary to determine whether facilities comply with participation requirements, to determine whether facilities have corrected past deficiencies and to monitor care if a change occurs in the ownership or management of a facility. Furthermore, the state survey agency must review all complaint allegations and conduct a standard or an abbreviated survey to investigate such complaints if a review of the complaint shows that a deficiency in one or more of the Federal requirements may have occurred and only a survey will determine whether a deficiency or deficiencies exist. If a facility has been found to furnish substandard care, it is subject to an extended survey. The extended survey is intended to identify the policies and procedures that caused a facility to furnish substandard care.

  HCFA's new rules substantially revise provisions regarding the enforcement of compliance requirements for long-term care facilities with deficiencies. The rules allow either HCFA or state agencies to impose one or more remedies provided under the rules for any particular deficiency. Facilities must provide a plan of correction for all deficiencies regardless of whether a remedy is imposed. At a minimum, the following remedies are available: termination of provider agreement; temporary management; denial of payment for new admissions; civil money penalties; closure of the facility in emergencies or transfer of patients or both; and on-site state monitoring. States may also adopt optional remedies. The new rules divide remedies into three categories. Category 1 remedies include directed plans of correction, state monitoring and directed in-service training. Category 2 remedies include denial of payments for new admissions, denial of payments for all individuals (imposed only by HCFA) and civil money penalties of $50 to $3,000 per day. Category 3 remedies include temporary management, immediate termination or civil money penalties of $3,050 to $10,000 per day. The rules define situations in which one or more of the penalties must be imposed.

  HCFA has announced its intention to propose rules applying salary equivalency guidelines to speech and occupational therapy services, while updating physical and respiratory therapy guidelines. In addition, on April 14, 1995, HCFA issued a memorandum in response to requests by intermediaries for information on reasonable costs for speech and occupational therapy. The cost data in the memorandum set forth rates for speech and occupational therapy services that are lower than the Medicare reimbursement rates currently received by the Company for such services. Although the memorandum states that the cost data are to be informative and not serve as a limit on reimbursement rates for speech and occupational therapy services, intermediaries and customers of the Company may apply the cost data guidelines as absolute limits on payments. The cost data figures contained in the memorandum have been subject to criticism by the industry and the Company is unable to determine what effect, if any, such criticism will have on future actions or policy decisions taken by HCFA in connection with Medicare reimbursement rates for speech and occupational therapy services. The Company cannot predict when, or if, any changes will be made to the current Medicare reimbursement methodologies for contract speech and occupational therapy services, or the extent to which the data in the HCFA memorandum will be used by intermediaries and customers in determining reimbursement. The imposition of salary equivalency guidelines on contract speech and occupational therapy services, or the widespread use by intermediaries of the data in the memorandum, could adversely affect the Company's revenues derived from ancillary services and thereby limit the

Company's ability to recoup its investment in that part of its business. Similarly, any future regulations reducing the government payment rates for subacute or other specialty medical services could materially adversely affect the Company.

  Fee Splitting and Referrals. The Company is also subject to Federal and state
  ---------------------------
laws that govern financial and other arrangements between healthcare providers. Federal laws, as well as the laws of certain states, prohibit direct or indirect payments or fee splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the Federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons in a position to refer patients and personal service agreements have, under certain circumstances, been alleged to violate these provisions. Certain discount arrangements may also violate these laws. Because of the broad reach of these laws, the Federal government has published certain "safe harbors," which set forth the requirements under which certain relationships will not be considered to violate such laws. One of these safe harbors protects investment interests in certain large, publicly traded entities which meet certain requirements regarding the marketing of their securities and the payment of returns on the investment. A second safe harbor protects payments for management services which are set in advance at a fair market rate and which do not vary with the value or volume of services referred, so long as there is a written contract which meets certain requirements. A safe harbor for discounts, which focuses primarily on appropriate disclosure, is also available. A violation of the Federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid, or in criminal penalties. Violation of state anti-kickback laws could lead to loss of licensure, significant fines and other penalties.

  Various Federal and state laws regulate the relationship between healthcare providers and physicians, including employment or service contracts and investment relationships. These laws include the broadly worded fraud and abuse provisions of the Medicaid and Medicare statutes, which prohibit various transactions involving Medicaid or Medicare covered patients or services. In particular, OBRA 93 contains provisions which greatly expand the Federal prohibition on physician referrals to entities with which they have a financial relationship. Effective January 1, 1995, OBRA 93 prohibits any physician with a financial relationship (defined as a direct or indirect ownership or investment interest or compensation arrangement) with an entity from making a referral for "designated health services" to that entity and prohibits that entity from billing for such services. "Designated health services" do not include skilled nursing services, but do include many services which long-term care facilities provide to their patients, including infusion therapy and enteral and parenteral nutrition. Various exceptions to the application of this law exist, including one that protects physician ownership in publicly traded companies which in the past three years have had average shareholder equity exceeding $75 million and one which protects the payment of fair market compensation for the provision of personal services, so long as various requirements are met. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicaid and Medicare programs. Various state laws contain analogous provisions, exceptions and penalties. The Company believes that in the past it has been, and in the future it will be, able to arrange its business relationships so as to comply with these provisions.

  Each of the Company's long-term care facilities has at least one medical director that is a licensed physician. The medical directors may from time to time refer their patients to the Company's facilities in their independent professional judgment. The physician anti-referral restrictions and prohibitions could, among other things, require the Company to modify its contractual arrangements with its medical directors or prohibit its medical directors from referring patients to the Company. From time to time, the Company has sought guidance as to the interpretation of these laws. However, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

   Healthcare Reform. In addition to extensive existing governmental healthcare
   -----------------
regulation, there are numerous legislative and executive initiatives at the Federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. Aspects of certain of these proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations for rehabilitation therapy services, interim measures to contain healthcare costs such as a short-term freeze on prices charged by healthcare providers or changes in the administration of Medicaid at the state level, could materially adversely affect the Company. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company.

  Environmental and Other. The Company is also subject to a wide variety of
  -----------------------
Federal, state and local environmental and occupational health and safety laws and regulations. Among the types of regulatory requirements faced by healthcare providers are: air and water quality control requirements, waste management requirements, specific regulatory requirements applicable to asbestos, polychlorinated biphenyls and radioactive substances, requirements for providing notice to employees and members of the public about hazardous materials and wastes and certain other requirements.

  In its role as owner and/or operator of properties or facilities, the Company may be subject to liability for investigating and remedying any hazardous substances that have come to be located on the property, including such substances that may have migrated off of, or emitted, discharged, leaked, escaped or been transported from, the property. The Company's operations may involve the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. Such activities may harm individuals, property or the environment; may interrupt operations and/or increase their costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. The cost of any required remediation or removal of hazardous or toxic substances could be substantial and the liability of an owner or operator for any property is generally not limited under applicable laws and could exceed the property's value. Although the Company is not aware of any material liability under any environmental or occupational health and safety laws, there can be no assurance that the Company will not encounter such liabilities in the future, which could have a material adverse effect on the Company.

COMPETITION

  The long-term care industry is highly competitive. The Company competes with other providers of long-term care on the basis of the scope and quality of services offered, the rate of positive medical outcomes, cost-effectiveness and the reputation and appearance of its long-term care facilities. The Company also competes in recruiting qualified healthcare personnel, in acquiring and developing additional facilities and in obtaining CONs. The Company's current and potential competitors include national, regional and local long-term care providers, some of whom have substantially greater financial and other resources and may be more established in their communities than the Company. The Company also faces competition from assisted living facility operators as well as providers of home healthcare. In addition, certain competitors are operated by not-for-profit organizations and similar businesses which can finance capital expenditures and acquisitions on a tax-exempt basis or receive charitable contributions unavailable to the Company.

  The Company expects competition for the acquisition and development of long-term care facilities to increase in the future as the demand for long-term care increases. Construction of new (or the expansion of existing) long-term care facilities near the Company's facilities could adversely affect the Company's business. State regulations generally require a CON before a new long-term care facility can be constructed or additional licensed beds can be added to existing facilities. CON legislation is in place in all states in which the Company operates or expects to operate. The Company believes that these regulations reduce the possibility of overbuilding and promote higher utilization of existing facilities. However, a relaxation of CON requirements could lead to an increase in competition. In addition, as cost containment measures have reduced occupancy rates at acute care hospitals, a number of these hospitals have converted portions of their facilities into subacute units. Competition from acute care hospitals could adversely affect the Company.

EMPLOYEES

  As of December 31, 1996, the Company employed approximately 4,800 facility-based personnel on a full- or part-time basis. The Company's corporate and regional staff consisted of 80 persons as of such date. Approximately 180 employees at two of the Company's facilities are covered by collective bargaining agreements. Although the Company believes that it maintains good relationships with its employees and the unions that represent certain of its employees, it cannot predict the impact of continued or increased union representation or organizational activities on its future operations.

  The Company believes that the attraction and retention of dedicated, skilled and experienced nursing and other professional staff has been and will continue to be a critical factor in the successful growth of the Company. The Company believes that its wage rates and benefit packages for nursing and other professional staff are commensurate with market rates and practices.

  The Company competes with other healthcare providers in attracting and retaining qualified or skilled personnel. The long-term care industry has, at times, experienced shortages of qualified personnel. A shortage of nurses or other trained personnel or general economic inflationary pressures may require the Company to enhance its wage and benefits package in order to compete with other employers. There can be no assurance that the Company's labor costs will not increase or, if they do, that they can be matched by corresponding increases in private-payor revenues or governmental reimbursement. Failure by the Company to attract and retain qualified employees, to control its labor costs or to match increases in its labor expenses with corresponding increases in revenues could have a material adverse effect on the Company.

INSURANCE

  The Company carries general liability, professional liability, comprehensive property damage and other insurance coverages that management considers adequate for the protection of its assets and operations based on the nature and risks of its business, historical experience and industry standards. There can be no assurance, however, that the coverage limits of such policies will be adequate or that insurance will continue to be available to the Company on commercially reasonable terms in the future. A successful claim against the Company not covered by, or in excess of, its insurance coverage could have a material adverse effect on the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's business and reputation, may lead to increased insurance premiums and may require the Company's management to devote time and attention to matters unrelated to the Company's business. The Company is self-insured (subject to contributions by covered employees) with respect to most of the healthcare benefits and workers' compensation benefits available to its employees. The Company believes that it has adequate resources to cover any self-insured claims and the Company maintains excess liability coverage to protect it against unusual claims in these areas. However, there can be no assurance that the Company will continue to have such resources available to it or that substantial claims will not be made against the Company.

ITEM 2. PROPERTIES

The following table summarizes certain information regarding the Company's facilities as of December 31, 1996:

SUMMARY OF FACILITIES

                                                YEAR     OWNED/       LICENSED
FACILITY                  LOCATION            ACQUIRED   LEASED         BEDS
SOUTHEAST REGION
 FLORIDA
 Brevard                  Rockledge             1994     Leased         100
 Clearwater               Clearwater            1990     Owned          120
 Gulf Coast               New Port Richey       1990     Owned          120
 Naples                   Naples                1989     Leased         120
 Ocala                    Ocala                 1990     Owned          120
 Palm Harbor              Palm Harbor           1990     Owned          120
 Pinebrook                Venice                1989     Leased         120
 Sarasota                 Sarasota              1990     Leased         120
 Tampa Bay                Oldsmar               1990     Owned          120
                                                                      -----
                                                                      1,060
MIDWEST REGION
 OHIO
  Defiance                Defiance              1993     Leased         100
  Northwestern Ohio       Bryan                 1993     Leased         189
  Swanton                 Swanton               1995     Leased         100
  Toledo                  Perrysburg            1990     Owned          100
  Troy                    Troy                  1989     Leased         195
  Beachwood               Beachwood             1996     Owned          274
  Broadview               Broadview Heights     1996     Owned          159
  Westlake I              Westlake              1996     Owned          153
  Westlake II             Westlake              1996     Owned          106
 INDIANA
  Decatur                 Indianapolis          1988     Owned           88
  Indianapolis            Indianapolis          1988     Leased         103
  New Haven               New Haven             1990     Leased         120
  Terre Haute             Terre Haute           1990     Owned          120
                                                                      -----
                                                                      1,807
NEW ENGLAND REGION
NEW HAMPSHIRE
  Applewood               Winchester            1996     Leased          70
  Crestwood               Milford               1996     Leased          82
  Milford                 Milford               1996     Leased          52
  Northwood               Bedford               1996     Leased         147
  Pheasant Wood           Peterborough          1996     Leased          99
  Westwood                Keene                 1996     Leased          87
                                                                      -----
                                                                        537
MID-ATLANTIC REGION
MARYLAND
  Larkin Chase Center     Bowie                 1994     Owned(1)       120
 NEW JERSEY
  Woods Edge              Bridgewater           1988     Leased         176
                                                                      -----
                                                                        296
                                                                      -----
  TOTAL                                                               3,700
                                                                      =====

(1) Owned by Bowie L.P. The Company's interest in Bowie L.P. is pledged to the facility's mortgage lender. The Company has guaranteed the indebtedness of Bowie L.P.

  The Company's corporate offices in Boston are subleased from an affiliate. The Company also leases regional offices in Clearwater, Florida and Indianapolis, Indiana, and owns a regional office in Peterborough, New Hampshire. An accounting and data processing office is leased by the Company in Fort Wayne, Indiana and the Company's ancillary services companies lease offices in Palm Harbor, Florida and Indianapolis, Indiana. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to claims and legal actions arising in the ordinary course of business. Management does not believe that unfavorable outcomes in any such matters, individually or in the aggregate, would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the last quarter of the Company's fiscal year ended December 31, 1996.


ITEM 4.1 EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company:

NAME                          AGE                POSITION
----                          ---                --------
Stephen L. Guillard            47      Chairman, President, Chief Executive
                                        Officer and Director
Damian N. Dell'Anno            37      Executive Vice President of Operations
William H. Stephan             40      Senior Vice President and Chief Financial
                                        Officer
Bruce J. Beardsley             33      Senior Vice President of Acquisitions
Robert L. Boelter, R.R.T.      46      Senior Vice President of Subacute and
                                        Specialty Services
Michael E. Gomez, R.P.T.       35      Senior Vice President of Rehabilitation
                                        Services
Kenneth Montgomery             38      Senior Vice President of Operations


  Stephen L. Guillard has served as President and Chief Executive Officer of the Company since March 21, 1996 and of the predecessors of the Company since May 1988 and as a Director and Chairman of the Board of the Company since its incorporation. Mr. Guillard previously served as Chairman, President and Chief Executive Officer of Diversified Health Services ("DHS"), a long-term care company which Mr. Guillard co-founded in 1982. DHS operated approximately 7,500 long-term care and assisted living beds in five states. Mr. Guillard has a total of 25 years of experience in the long-term care industry and is a licensed Nursing Home Administrator.

  Damian N. Dell'Anno has served as Executive Vice President of Operations of the Company since March 21, 1996 and its predecessors since 1994. From 1993 to 1994, he served as the head of the specialty services group for the predecessors of the Company and was instrumental in developing the Company's rehabilitation therapy business. From 1989 to 1993, Mr. Dell'Anno was Vice President of Reimbursement for the predecessors of the Company. From 1988 to 1989, Mr. Dell'Anno served as Director of Budget, Reimbursement and Cash Management for The Mediplex Group, Inc. ("Mediplex"), a long-term care company. Mr. Dell'Anno has a total of 15 years of experience in the long-term care industry.

  William H. Stephan has served as Senior Vice President and Chief Financial Officer since March 21, 1996 and its predecessors since joining the Company in 1994. From 1986 to 1994, Mr. Stephan was a Manager in the health care practice of Coopers & Lybrand L.L.P. His clients there included long-term care facilities, continuing care retirement centers, physician practices and acute care hospitals. Mr. Stephan is a Certified Public Accountant and a member of the Healthcare Financial Management Association.

  Bruce J. Beardsley has served as Senior Vice President of Acquisitions since March 21, 1996 and its predecessors since 1994. From 1992 to 1994, he was Vice President of Planning and Development of the Company with responsibility for the development of specialized services, planning and engineering. From 1990 to 1992, he was an Assistant Vice President of the Company responsible for risk management and administrative services. From 1988 to 1990, Mr. Beardsley served as Special Projects Manager of the Company. Prior to joining the Company in 1988, Mr. Beardsley was a commercial and residential real estate appraiser.

  Robert L. Boelter, R.R.T. has served as Senior Vice President of Subacute and Specialty Services March 21, 1996 and its predecessors since 1995. From 1994 to 1995, he was Vice President of Subacute and Specialized Services for the Company. From 1992 through 1994, Mr. Boelter was the Manager and later, Corporate Director, of Subacute Programs for Arbor Health Care Company ("Arbor"), a publicly-held nursing and subacute care organization based in Lima, Ohio. While at Arbor, Mr. Boelter assisted with the development of that company's subacute model and directed the implementation of all distinct subacute programs. From 1984 to 1992, he was President of Pedi-Medical, a hospital-affiliated home medical equipment provider. Mr. Boelter is a licensed respiratory therapist.

  Michael E. Gomez, R.P.T. has served as the Company's Senior Vice President of Rehabilitation Services since March 21, 1996 and its predecessors since 1994. From 1993 to 1994, Mr. Gomez served as Director of Therapy Services for the Company with responsibility for overseeing the coordination and direction of physical, occupational and speech therapy services. From 1991 to 1993, Mr. Gomez was Director of Rehabilitation Services at Mary Washington Hospital in Fredericksburg, Virginia. From 1988 to 1990, he was Physical Therapy State Manager for Pro-Rehab, a contract therapy company based in Boone, North Carolina. Mr. Gomez is a licensed physical therapist.

Kenneth Montgomery has served as Senior Vice President of the Company since 1996. Mr. Montgomery joined the Company's predecessors in 1991, originally as administrator of the Company's Gulf Coast facility in New Port Richey, Florida. He was promoted to Regional Director of Operations for the Midwest Region in 1993, and served in that position until 1996. Mr. Montgomery previously served as administrator, marketing specialist and regional director with a long-term care company based in Philadelphia, Pennsylvania, operating facilities throughout the mid-Atlantic states.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol "HBR". The following table sets forth, for the periods indicated, the high and low sale price per share of the Company's common stock as reported on the New York Stock Exchange composite tape.



1996                     High        Low
                         ----        ---
Second quarter        $  11        $  9.5
Third quarter            10.75        9.5
Fourth quarter           12.25     $  9.0


The Company completed its initial public offering on June 14, 1996. The Company's shares also began trading on June 14, 1996.

There were approximately 2,100 holders of record of the Company's common stock as of January 31, 1997.

 The Company has never declared or paid any dividends on its common stock since its formation in 1996. The Company does not anticipate paying cash dividends on its Common Stock for the foreseeable future and intends to retain all of its earnings for reinvestment in the operations and activities of the Company. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors. The Company's ability to pay dividends is also limited by the terms of current (and possibly future) lease and financing arrangements that restrict, among other things, the ability of the Company's subsidiaries to distribute funds to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

  The following table sets forth selected consolidated financial data for the Company. The selected historical consolidated financial data for each of the years in the five year period ended December 31, 1996 have been derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
             (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OTHER DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                              1992           1993           1994           1995           1996
                                              ----           ----           ----           ----           ----
 STATEMENT OF OPERATIONS DATA(1):
 Total net revenues ...................   $    62,623    $    75,101    $    86,376    $   109,425    $   165,412
                                          -----------    -----------    -----------    -----------    -----------
 Expenses:
 Facility operating ...................        48,413         57,412         68,951         89,378        132,207
 General and administrative ...........         3,079          3,092          3,859          5,076          7,811
 Service charges paid to  affiliate ...           637            746            759            700            700
 Special compensation and other(2) ....          --             --             --             --            1,716
 Depreciation and amortization ........         4,655          4,304          4,311          4,385          3,029
 Facility rent ........................          --              525          1,037          1,907         10,223
                                          -----------    -----------    -----------    -----------    -----------
Total expenses ........................        56,784         66,079         78,917        101,446        155,686
                                          -----------    -----------    -----------    -----------    -----------
 Income from operations ...............         5,839          9,022          7,459          7,979          9,726
Other:
 Interest expense, net ................        (4,690)        (4,740)        (4,609)        (5,107)        (4,634)
 Loss on investment in limited
  partnership(3) ......................          --             --             (448)          (114)          (263)
Gain on sale of facilities, net .......          --             --             --            4,869           --
Loss on refinancing of debt ...........          --             --             (453)          --             --
Minority interest in net income .......        (1,472)        (2,297)        (1,575)        (6,393)          --
                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes and
 extraordinary loss ...................          (323)         1,985            374          1,234          4,829
Income taxes ..........................          --             --             --             --             (809)
                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary loss          (323)         1,985            374          1,234          4,020
Extraordinary loss on early
 retirement of debt, net of tax .......          --             --             --             --           (1,318)
                                          -----------    -----------    -----------    -----------    -----------
Net income(loss) ......................          (323)         1,985            374          1,234          2,702
                                          ===========    ===========    ===========    ===========    ===========

Pro forma data:
Historical income (loss) before
 income taxes and extraordinary loss...          (323)         1,985            374          1,234          4,829
Pro forma income taxes ................          --             (774)          (146)          (481)          (799)
                                          -----------    -----------    -----------    -----------    -----------
Pro forma income (loss) before
 extraordinary loss....................          (323)         1,211            228            753          4,030
Extraordinary loss, net of tax.........          --             --             --             --           (1,318)
                                          -----------    -----------    -----------    -----------    -----------
Pro forma net income (loss)............   $      (323)   $     1,211    $       228    $       753    $     2,712
                                          ===========    ===========    ===========    ===========    ===========

Pro forma net income per share(4):
Pro forma income before
 extraordinary loss ...................                                 $      0.05    $      0.17    $      0.63
Extraordinary loss ....................                                                                     (0.21)
                                                                        -----------    -----------    -----------
Pro forma net income ..................                                 $      0.05    $      0.17    $      0.42
                                                                        ===========    ===========    ===========

Pro forma weighted average
  shares outstanding(4) ...............                                   4,425,000      4,425,000      6,396,142

OTHER DATA(1):
Facilities (as of  end of period):
Owned(5) ...................................           15            15            16             9            13
Leased .....................................         --               2             3            11            17
                                               ----------    ----------    ----------    ----------    ----------
 Total .....................................           15            17            19            20            30
                                               ==========    ==========    ==========    ==========    ==========

 Licensed beds (as of end of period):
 Owned(5) ..................................        1,860         1,860         1,976         1,028         1,720
 Leased ....................................         --             289           389         1,443         1,980
                                               ----------    ----------    ----------    ----------    ----------
 Total .....................................        1,860         2,149         2,365         2,471         3,700
                                               ==========    ==========    ==========    ==========    ==========

Patient days(6):
Private and other ..........................      247,529       258,847       258,585       257,864       341,080
Medicare ...................................       47,954        60,459        68,256        90,107       116,198
Medicaid ...................................      341,006       366,105       404,372       432,392       670,695
Total ......................................      636,489       685,411       731,213       780,363     1,127,973

 Average occupancy rate(7) .................         93.5%         92.5%         91.5%         91.5%         91.9%

 Sources of net patient service revenues(8):
 Private and other(9) ......................         43.0%         39.9%         37.1%         32.3%         30.4%
 Medicare ..................................         16.2%         21.2%         24.9%         33.1%         28.4%
 Medicaid ..................................         40.8%         38.9%         38.0%         34.6%         41.2%

                                                                         AS OF DECEMBER 31,
                                               ------------------------------------------------------------------
                                                    1992         1993           1994         1995           1996
                                                    ----         ----           ----         ----           ----

BALANCE SHEET DATA(1):
Cash and cash equivalents ..................   $    5,935    $   10,214    $   14,013    $   40,157    $    9,722
Working capital ............................        6,734         6,511        13,915        10,735        16,826
Total assets ...............................       84,865        85,472        93,876        92,632       141,799
Total debt .................................       40,580        40,708        53,296        43,496        75,485
Stockholders' equity .......................        3,631         4,918         2,866         4,130        44,880


(1) The Company was created in March 1996, in anticipation of an initial public offering (the "Offering"), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had operated since 1988. The Company completed the Offering on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. The owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company's common stock. The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. The Company's financial statements prior to the date of the Offering do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company's consolidated financial statements for periods prior to the date of the Offering include a pro forma income tax expense for each period presented, as if the Company had always owned the Predecessor Entities.

(2) Consists primarily of special compensation to certain senior management personnel in connection with the completion of the Company's Offering. See Note N to the Company's consolidated financial statements included elsewhere in this report.

(3) Represents the Company's allocation of operating results for the Larkin Chase Center which the Company accounts for using the equity method.

(4) Through the Offering the Company issued 3,600,000 shares of common stock. Pro forma net income per share for 1994 and 1995 is calculated based on the 4,400,000 shares of common issued through the Reorganization. For 1996 the calculation is based upon 4,400,000 shares outstanding for the entire year and the appropriate weighting for shares issued through the Offering.

(5) Includes the Larkin Chase Center beginning in 1994.

(6) Excludes patient days associated with the Larkin Chase Center.

(7) "Average occupancy rate" is computed by dividing the number of occupied licensed beds by the total number of available licensed beds during each of the periods indicated.

(8) Net patient service revenues exclude all rehabilitation therapy service revenues and the management fees and net patient service revenues of the Larkin Chase Center.

(9) Consists primarily of revenues derived from private pay individuals, managed care organizations, HMOs, hospice programs and commercial insurers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein and included under "Special Note Regarding Forward-Looking Statements". Actual results may differ materially from those anticipated by such forward-looking statements.

OVERVIEW

Harborside Healthcare provides high quality, long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (New Hampshire) and the Mid-Atlantic (New Jersey and Maryland). As of December 31, 1996, the Company operated 30 licensed long-term care facilities (13 owned and 17 leased) with a total of 3,700 licensed beds. As described in Note G to the financial statements included elsewhere in this report, the Company accounts for its investment in one of its owned facilities using the equity method. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company-operated and non-affiliated facilities. As of December 31, 1996, the Company provided rehabilitation therapy services to patients at 37 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

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

The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. The Company's financial statements prior to the date of the Offering do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company's combined financial statements for periods prior to the date of the Offering include a pro forma income tax expense for each period presented, as if the Company had always owned the Predecessor Entities. (See Note M to the Company's consolidated financial statements included elsewhere in this report.)

One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ("KYP"), which owned seven facilities (the "Seven Facilities") until December 31, 1995. The Company held a 5% interest in KYP while the remaining 95% was owned by the limited partners of KYP (the "Unitholders"). As described in Note O to the Company's consolidated financial statements included elsewhere in this report, effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995 the accounts of KYP were included in the Company's combined financial statements and the interest of the Unitholders was reflected as minority interest. The net gain of $4,869,000 recognized by KYP in connection with the sale of the Seven Facilities was allocated to the KYP Unitholders and is reflected in "minority interest in net income". In March 1996, a liquidating distribution was paid to the Unitholders.

RESULTS OF OPERATIONS

  The Company's total net revenues include net patient service revenues, and beginning in 1995, rehabilitation therapy services revenues from contracts with non-affiliated long-term care facilities. In recent years, the Company has experienced an increase in average net patient service revenues per patient day as a result of an increase in the proportion of patients requiring higher levels of medical care, including subacute care. In 1993, the Company anticipated a decline in revenues from traditional custodial care private pay patients and sought to offset this potential loss through the expansion of subacute care and other specialty medical services. As a result, the percentage of net patient service revenues attributable to the Medicare program was 33.1% in 1995, a substantial increase from the 24.9% and 21.2% experienced in 1994 and 1993, respectively. This percentage decreased to 28.4% in 1996 as the result of the acquisition of facilities during 1996 with less revenues derived from the Medicare program.

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

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  TOTAL NET REVENUES. Total net revenues increased by $55,987,000, or 51.2%, from $109,425,000 in 1995 to $165,412,000 in 1996. This increase resulted primarily from the acquisition of six New Hampshire Facilities on January 1, 1996 and four Ohio Facilities on July 1, 1996, the generation of revenues from rehabilitation therapy services provided under contracts to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's same store facilities. Of such increase, $23,245,000, or 41.5% of the increase, resulted from the operation of the New Hampshire Facilities, and $17,493,000, or 31.2% of the increase, resulted from the operation of the Ohio Facilities.

Revenues generated by providing rehabilitation therapy services under contracts with non-affiliated facilities increased by $7,250,000, from $3,045,000 in 1995 to $10,295,000 in 1996 (primarily the result of additional contracts). The remaining $7,999,000, or 14.3% of the increase in revenues, is attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased care levels provided to patients with higher acuity conditions. Average net patient service revenues per patient day at "same store"facilities increased by 6.0% from $134.45 in 1995 to $142.45 in 1996. The average occupancy rate at all of the Company's facilities increased from 91.5% in 1995 to 91.9% in 1996, also contributing to the increase in revenues. The Company's quality mix of private, Medicare and insurance revenues was 65.4% for the year ended December 31, 1995 as compared to 58.8% for the year ended December 31, 1996. The decrease in the quality mix percentage was primarily due to the acquisition of the New Hampshire Facilities which at the time of the acquisition did not participate in the Medicare program.

  FACILITY OPERATING EXPENSES. Facility operating expenses increased by $42,829,000, or 47.9%, from $89,378,000 in 1995 to $132,207,000 in 1996. The acquisition of the New Hampshire Facilities accounted for $17,909,000, or 41.8%, of the increase in facility operating expenses while the Ohio Facilities accounted for $13,712,000, or 32.0% of this increase. Operating expenses associated with non-affiliated therapy contracts increased as a result of additional contracts. Operating expenses associated with these contracts increased from $3,290,000 in 1995 to $8,212,000 in 1996. The remainder of the increase in facility operating expenses, approximately $2,996,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at same store facilities.

  GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $2,735,000, or 53.9%, from $5,076,000 in 1995 to $7,811,000 in 1996. Approximately $787,000 of this increase resulted from the acquisition of the New Hampshire Facilities, and $290,000 from the acquisition of the Ohio Facilities. Most of the remainder was associated with the expansion of regional and corporate support, increases in salaries, and additional travel and consulting expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters, as well as for certain data processing and administrative services provided to the Company. In 1995 and 1996, such reimbursements totaled $700,000.

  SPECIAL COMPENSATION AND OTHER. In connection with the Offering and the Reorganization, the Company recorded $1,716,000 of non-recurring charges in 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the Reorganization which preceded the Offering.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $4,385,000 in 1995 to $3,029,000 in 1996 as a net result of the sale of the Seven Facilities effective December 31, 1995 and the acquisition of the Ohio Facilities on July 1, 1996 which has been accounted for as a capital lease.

  FACILITY RENT. Facility rent expense increased by $8,316,000 from $1,907,000 in 1995 to $10,223,000 in 1996. The increase in rent expense is the result of the sale and subsequent leaseback of the Seven Facilities and the acquisition of the six New Hampshire Facilities on January 1, 1996 pursuant to an operating lease financing.

  INTEREST EXPENSE, NET. Interest expense, net, decreased by $473,000 from $5,107,000 in 1995 to $4,634,000 in 1996. This decrease is due to the net result of the pay down of the Seven Facilities debt, the repayment of $25,000,000 of long-term debt using proceeds from the Offering and additional interest expense resulting from the acquisition of the Ohio facilities.

  LOSS ON INVESTMENT IN LIMITED PARTNERSHIP. The Company accounts for its investment in the Larkin Chase Center using the equity method. The Company recorded a loss of $114,000 in 1995 as compared to a loss of $263,000 during 1996 in connection with this investment.

  EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT. During the second quarter of 1996, the Company repaid $25,000,000 of long-term debt using proceeds from the Offering. In connection with this early repayment, the Company recorded an extraordinary loss of $2,161,000 ($1,318,000 net of the related tax benefit) as the result of a prepayment penalty paid to the lender and the write-off of deferred financing costs.

  INCOME TAXES. Prior to the date of the Offering, the Company's financial statements did not include a provision for income taxes because the Predecessor Entities were not directly subject to Federal or state income taxation. The provision for income taxes in 1996 was $809,000 and consisted of a provision for income taxes for the period after the Offering less a tax benefit resulting from book-tax differences inherited as part of the Company's Reorganization.

  NET INCOME. Net income was $1,234,000 in 1995 as compared to $2,702,000 in 1996. The increase of $1,468,000 was primarily the result of increased operating income in 1996 and the elimination of the minority interest charge resulting from the liquidation of KYP.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  TOTAL NET REVENUES. Total net revenues increased by $23,049,000, or 26.7%, from $86,376,000 in 1994 to $109,425,000 in 1995. This increase resulted primarily from the operation of two additional facilities, the generation of revenues from rehabilitation therapy services provided to patients at the Larkin Chase Center and non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $6,279,000, or 27.2%, resulted from the operation of the Brevard facility, which the Company began leasing in October 1994, and the Swanton facility, which the Company began leasing in April 1995. In 1995, the Company began providing rehabilitation therapy services at non-affiliated long-term care facilities, which generated revenues of $3,045,000, or 13.2% of such increase. In addition, rehabilitation therapy service revenues from the Larkin Chase Center increased by $687,000, or 3.0% of such increase, to $1,031,000 in 1995. The remaining $13,038,000, or 56.6% of such increase, was attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased care levels provided to patients with high acuity conditions. Average net patient service revenues per patient day increased by 14.4% from $117.54 in 1994 to $134.45 in 1995. The average occupancy rate at the Company's facilities remained unchanged in 1995 at 91.5%.

  FACILITY OPERATING EXPENSES. The increase in the number of facilities operated by the Company in 1995 and the expansion of the Company's rehabilitation therapy services to include non-affiliated facilities, as well as the greater percentage of patients receiving higher levels of care, resulted in an increase in facility operating expenses of $20,427,000, or 29.6%, from $68,951,000 in 1994 to
$89,378,000 in 1995. Facilities added during 1994 and 1995 accounted for $4,962,000, or 24.3%, of the increase in facility operating expenses. As described above, in 1995 the Company began providing rehabilitation therapy services to patients at non-affiliated facilities. During 1995, the Company entered into rehabilitation therapy service contracts with 16 non-affiliated facilities. The cost of providing rehabilitation therapy services at these facilities, together with the related marketing and contract development expenses, increased the Company's facility operating expenses by $3,290,000 over 1994. The remainder of the increase in facility operating expenses, approximately $12,175,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties. The Company's efforts to enhance its clinical capabilities required it to significantly increase facility staffing levels in 1995 as compared to 1994.

  GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE . Expenses associated with the Company's regional and corporate offices increased by $1,217,000, or 31.5%, from $3,859,000 in 1994 to $5,076,000 in 1995. The majority of this increase resulted from the creation of new positions to support the development of the Company's subacute programs, as well as from the addition of administrative services needed to support facilities added during 1995 and late in 1994. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters, as well as for certain data processing and administrative services provided to the Company. In 1995, such reimbursements totaled $700,000, compared to $759,000 in 1994. The reduction in this expense is attributable to functions assumed by employees of the Company during 1995.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained relatively unchanged at $4,385,000 in 1995 as compared to $4,311,000 in 1994.

  FACILITY RENT. Facility rent expense increased by $870,000, or 83.9%, from $1,037,000 in 1994 to $1,907,000 in 1995. The increase in rent resulted from the addition of two facilities financed pursuant to long-term leases. In April 1995, the Company began leasing its Swanton facility. In October 1994, the Company entered into a lease for its Brevard facility.

  INTEREST EXPENSE, NET. Interest expense, net, increased from $4,609,000 in 1994 to $5,107,000 in 1995. This increase of $498,000, or 10.8%, resulted from a refinancing of long-term debt in October 1994 which resulted in the incurrence of approximately $13,100,000 of additional debt. Partially offsetting this increase was the fact that the new debt was issued at a lower interest rate. This increase in interest expense was also partially offset by increased interest income resulting from a higher average cash balance held during 1995 following the issuance of the additional debt in October 1994 and prior to the use of these funds for facility acquisitions.

  LOSS ON INVESTMENT IN LIMITED PARTNERSHIP. The Company accounts for its investment in the Larkin Chase Center using the equity method. The Company's 75% allocation of the net loss from this facility was reduced from $448,000 in 1994 to $114,000 in 1995. Most of the improvement resulted from an increase in occupancy at this facility in 1995 and the recognition of start-up losses during 1994. The Larkin Chase Center opened on April 30, 1994 and achieved stabilized occupancy by the fourth quarter of 1995.

  GAIN ON SALE OF FACILITIES. The net gain on sale of facilities of approximately $4,869,000 in 1995 resulted from the sale of the Seven Facilities on December 31, 1995. All of the net gain from this sale was allocated to the Unitholders in accordance with the partnership agreement and was reflected in the increased minority interest charge in 1995.

  MINORITY INTEREST IN NET INCOME. The minority interest charge increased from $1,575,000 in 1994 to $6,393,000 in 1995, an increase of $4,818,000.
Substantially all of the increase was attributable to the allocation of the net gain on the sale of the Seven Facilities.

  NET INCOME. Net income was $374,000 in 1994 as compared to $1,234,000 in 1995. The increase of $860,000 was primarily the result of increased operating income in 1995 and a reduced loss from the Company's equity investment in the Larkin Chase Center in 1995. In addition, in 1994 the Company incurred a loss of $453,000 relating to the refinancing of certain indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

  The Predecessor Entities historically financed their operations and acquisitions growth primarily through a combination of mortgage financing, operating leases, and capital contributed by the Unitholders. As of December 31, 1995, the Company had cash and cash equivalents totaling $40,157,000; however, approximately $33,493,000 of this cash was held pending a liquidating distribution to the Unitholders, which occurred in March 1996. On June 14, 1996, the Company completed the Offering and received proceeds (net of underwriters' commissions and offering expenses) of approximately $37,160,000. As of December 31, 1996 the Company had cash and cash equivalents totaling $9,722,000.

  The Company had two mortgage loans outstanding as of December 31, 1995. One mortgage loan had an outstanding principal balance of $41,878,000 with interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the mortgaged facilities and actual revenues during the twelve-month base period ending October 1, 1996. In June 1996 the Company used $25,000,000 of the net proceeds of the Offering to prepay a portion of this debt. In connection with this prepayment, the Company incurred a penalty of approximately $1,517,000. As of December 31, 1996, the Company's outstanding principal in connection with this loan was $16,610,000 of which $15,140,000 is due at maturity in 2004. As of December 31, 1996, the Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,598,000, of which $1,338,000 is due in 2010. This mortgage bears interest at 14%.

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

  The Company has recently arranged terms (subject to final documentation) for a three-year $25 million revolving credit facility with a commercial bank. Borrowings under this facility will be collateralized by the Company's patient accounts receivable and certain other assets. Funds available through the credit facility will be used to provide working capital for existing operations and acquisitions and to finance a portion of future acquisitions. The Company has been and will continue to be dependent on third-party financing to fund its acquisition strategy, and there can be no assurances that such financings will be available to the Company on acceptable terms, or at all. The Company expects that cash on hand, cash generated through operations, as well as funds available through the credit facility and other third party sources will be sufficient to meet its operating requirements and to finance anticipated growth over the next twelve months.

  From time to time, the Company expects to pursue certain expansion and new development opportunities associated with existing facilities. In connection with a Certificate of Need received by its Ocala facility in March 1996, the Company expects to commence construction of a sixty-bed addition and a rehabilitation therapy area during 1997. The costs of this project are estimated to be approximately $2,800,000. The Company intends to fund this project using existing financial resources. In addition, the Company's Larkin Chase facility holds a Certificate of Need for a sixty-bed addition. The Company is currently evaluating this project and may commence construction of a sixty-bed addition during 1997. The costs associated with the Larkin Chase project are estimated to be approximately $2,500,000 and would be substantially funded by an increase in a loan to that facility from a commercial bank.

  The Company's operating activities in 1996 generated net cash of $1,405,000 as compared to $1,886,000 in 1995, a decrease of $481,000. Most of the reduction in cash provided by operations was the net result of changes in accounts receivable, accounts payable and accruals relating to the facilities acquired in 1996.

  Net cash provided by investing activities was $36,818,000 in 1995. After deducting the gross proceeds of $47,000,000 from the sale of the Seven Facilities and related transaction costs of $884,000, net cash used by investing activities was $9,298,000 in 1995 as compared to $4,050,000 used in 1996. In each year the primary use of invested cash related to additions to property and equipment ($3,081,000 in 1995 compared to $5,104,000 in 1996), the funding of escrow accounts in connection with debt or lease financing arrangements ($760,000 in 1995 compared to $996,000 in 1996), and additions to deferred financing costs associated with these financings ($1,202,000 in 1995 compared to $950,000 in 1996). In 1995, the Company loaned $1,255,000 to Bowie L.P. to finance its working capital requirements. In March 1997, Bowie L.P. refinanced its loan with a bank, increasing the outstanding loan by approximately $1,400,000. Bowie L.P. used this increased borrowing to repay the amount owed to the Company. As a result of this refinancing, the interest rate of the bank loan was reduced from prime plus 1% to, LIBOR plus 1.5%.

  Net cash used by financing activities was $12,560,000 in 1995 as compared to $27,790,000 in 1996. The early retirement of debt and the incurrence of a related prepayment penalty required the use of $10,954,000 in 1995. The early retirement of debt and the incurrence of a prepayment penalty required the use of $26,517,000 in 1996. In 1996, payments associated with the Company's capital lease obligation incurred in connection with its acquisition of the Ohio Facilities amounted to $6,766,000. Of this amount, $5,000,000 represented consideration in return for a purchase option. During 1996, the Company also received approximately $37,160,000 in net proceeds from the Offering and a cash payment from the landlord of $3,685,000 in connection with the leasing of the New Hampshire Facilities. During 1996, the Company also received $803,000 from the sale of equity interests to an officer and a director of the Company. In March 1996, a liquidating distribution of $33,727,000 was paid to the Unitholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEX TO FINANCIAL STATEMENTS


                                                                                                  PAGE

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
  Report of Independent Accountants                                                                29
  Consolidated Balance Sheets as of December 31, 1995 and 1996                                     30
  Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996       31
  Consolidated Statements of Changes in Stockholders' Equity for the years
   ended December 31, 1994, 1995 and 1996                                                          32
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996       33
  Notes to Consolidated Financial Statements                                                       34

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors of Harborside Healthcare Corporation:

  We have audited the accompanying consolidated financial statements of Harborside Healthcare Corporation and subsidiaries (the "Company") as listed in
Item 14 (a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harborside Healthcare Corporation and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                             Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 10, 1997

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                                       December 31,
                                                                                       ------------

                                                                                   1995            1996
                                                                                   ----            ----
                     ASSETS

Current assets:
  Cash and cash equivalents                                                    $  40,157       $   9,722
  Accounts receivable, net of allowances for doubtful
     accounts of $1,526 and $1,860, respectively                                   9,967          22,984
  Prepaid expenses and other                                                       1,790           3,570
  Demand note due from limited partnership (Note G)                                1,255           1,369
  Facility acquisition deposits (Notes P and Q)                                    3,000            --
  Deferred income taxes                                                             --             1,580
                                                                               ---------       ---------
    Total current assets                                                          56,169          39,225

Restricted cash (Note C)                                                           2,755           3,751
Investment in limited partnership (Note G)                                           519             256
Property and equipment, net (Note H)                                              30,139          95,187
Intangible assets, net (Note I)                                                    3,050           3,004
Deferred income taxes                                                               --               376
                                                                               ---------       ---------
    Total assets                                                               $  92,632       $ 141,799
                                                                               =========       =========


                     LIABILITIES

Current liabilities:
  Current maturities of long-term debt (Note E)                                $     428       $     169
  Current portion of capital lease obligation (Note F)                              --             3,744
  Accounts payable                                                                 4,034           6,011
  Employee compensation and benefits                                               4,495           8,639
  Other accrued liabilities                                                          959           2,177
  Note payable to affiliate (Note Q)                                               2,000            --
  Accrued interest                                                                    25              19
  Current portion of deferred income                                                --               368
  Income taxes payable                                                              --             1,272
  Distribution payable to minority  interest (Note O)                             33,493            --
                                                                               ---------       ---------
    Total current liabilities                                                     45,434          22,399

Long-term portion of deferred income (Note D)                                       --             2,948
Long-term portion of capital lease obligation (Note F)                              --            53,533
Long-term debt (Note E)                                                           43,068          18,039
                                                                               ---------       ---------
    Total liabilities                                                             88,502          96,919
                                                                               ---------       ---------

Commitments and contingencies (Notes D, G and K)


                     STOCKHOLDERS' EQUITY (NOTE N)

Common stock, $.01 par value, 30,000,000 shares authorized, 4,400,000 and
  8,000,000 shares issued and outstanding,
  respectively                                                                        44              80
Additional paid-in capital                                                        10,328          48,340
Accumulated deficit                                                               (6,242)         (3,540)
                                                                               ---------       ---------
    Total stockholders' equity                                                     4,130          44,880
                                                                               ---------       ---------

    Total liabilities and stockholders' equity                                 $  92,632       $ 141,799
                                                                               =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------

                                                                          1994             1995              1996
                                                                          ----             ----              ----
Total net revenues                                                  $    86,376       $   109,425       $   165,412
                                                                    -----------       -----------       -----------

Expenses:
  Facility operating                                                     68,951            89,378           132,207
  General and administrative                                              3,859             5,076             7,811
  Service charges paid to affiliate (Note Q)                                759               700               700
  Special compensation and other (Note N)                                  --                --               1,716
  Depreciation and amortization                                           4,311             4,385             3,029
  Facility rent                                                           1,037             1,907            10,223
                                                                    -----------       -----------       -----------
    Total expenses                                                       78,917           101,446           155,686
                                                                    -----------       -----------       -----------

Income from operations                                                    7,459             7,979             9,726
Other:
  Interest expense, net                                                  (4,609)           (5,107)           (4,634)
  Loss on investment in limited partnership (Note G)                       (448)             (114)             (263)
  Gain on sale of facilities, net (Note O)                                 --               4,869              --
  Loss on refinancing of debt (Note E)                                     (453)             --                --
  Minority interest in net income (Notes B and O)                        (1,575)           (6,393)             --
                                                                    -----------       -----------       -----------

Income before income taxes and extraordinary loss                           374             1,234             4,829
Income taxes (Note M)                                                      --                --                (809)
                                                                    -----------       -----------       -----------

Income before extraordinary loss                                            374             1,234             4,020
Extraordinary loss on early retirement of debt,
  net of taxes of $843 (Note E)                                            --                --              (1,318)
                                                                    -----------       -----------       -----------

Net income                                                          $       374       $     1,234       $     2,702
                                                                    ===========       ===========       ===========

Pro forma data (unaudited--Notes B and M):
  Historical income before income taxes and extraordinary loss      $       374       $     1,234       $     4,829
  Pro forma income taxes                                                   (146)             (481)             (799)
                                                                    -----------       -----------       -----------

  Pro forma income before extraordinary loss                                228               753             4,030
  Extraordinary loss, net                                                  --                --              (1,318)
                                                                    -----------       -----------       -----------

  Pro forma net income                                              $       228       $       753       $     2,712
                                                                    ===========       ===========       ===========

Pro forma net income per share:
  Pro forma income before extraordinary loss                        $      0.05       $      0.17       $      0.63
  Extraordinary loss, net                                                  --                --               (0.21)
                                                                    -----------       -----------       -----------

  Pro forma net income                                              $      0.05       $      0.17       $      0.42
                                                                    ===========       ===========       ===========

Weighted average number of common and common
  equivalent shares used in pro forma net income
  per share (Note C)                                                  4,425,000         4,425,000         6,396,142


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                                  Additional
                                                     Common         Paid-in      Accumulated
                                                      Stock         Capital        Deficit         Total
                                                      -----         -------        -------         -----

Stockholders' equity, December 31, 1993              $     44      $ 10,524       $ (5,650)      $  4,918
Net income for the year ended December 31, 1994          --            --              374            374
Distributions                                            --            (226)        (2,200)        (2,426)
                                                     --------      --------       --------       --------
Stockholders' equity, December 31, 1994                    44        10,298         (7,476)         2,866
Net income for the year ended December 31, 1995          --            --            1,234          1,234
Contributions                                            --              30           --               30
                                                     --------      --------       --------       --------
Stockholders' equity, December 31, 1995                    44        10,328         (6,242)         4,130
Net income for the year ended December 31, 1996          --            --            2,702          2,702
Purchase of equity interests                             --           1,028           --            1,028
Distributions                                            --            (140)          --             (140)
Proceeds of initial public offering, net                   36        37,124           --           37,160
                                                     --------      --------       --------       --------
Stockholders' equity, December 31, 1996              $     80      $ 48,340       $ (3,540)      $ 44,880
                                                     ========      ========       ========       ========











               The accompanying notes are an integral part of the
                       consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                    1994           1995            1996
                                                                    ----           ----            ----
Operating activities:
 Net income                                                       $    374       $  1,234       $  2,702
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Minority interest                                                  1,575          6,393            234
  Gain on sale of facilities, net                                     --           (4,869)          --
  Loss on refinancing of debt                                          453           --            1,318
  Depreciation of property and equipment                             3,744          3,924          2,681
  Amortization of intangible assets                                    567            461            348
  Amortization of deferred income                                     --             --             (369)
  Loss from investment in limited partnership                          448            114            263
  Amortization of loan costs and fees                                  172            109            103
  Accretion of interest on capital lease obligation                   --             --            1,419
  Deferred interest                                                   --             --             (114)
  Common stock grant                                                  --             --              225
  Other                                                                  8             14           --
                                                                  --------       --------       --------
                                                                     7,341          7,380          8,810
Changes in operating assets and liabilities:
 (Increase) in accounts receivable                                  (2,888)        (7,573)       (13,017)
 (Increase) in prepaid expenses and other                             (521)          (456)        (1,780)
 (Increase) in deferred income taxes                                  --             --           (1,956)
 Increase in accounts payable                                          656          1,345          1,977
 Increase in employee compensation and benefits                        635          1,385          4,144
 Increase (decrease) in accrued interest                               367           (490)            (6)
 Increase (decrease) in other accrued liabilities                      (60)           295          1,118
 (Decrease) in due to affiliates                                      (591)          --             --
 Increase in income taxes payable                                     --             --            2,115
                                                                  --------       --------       --------
  Net cash provided by operating activities                          4,939          1,886          1,405
                                                                  --------       --------       --------

Investing activities:
 Additions to property and equipment                                (2,585)        (3,081)        (5,104)
 Facility acquisition deposits                                        --           (3,000)         3,000
 Additions to intangibles                                           (1,410)        (1,202)          (950)
 Transfers to restricted cash, net                                  (1,995)          (760)          (996)
 Demand note from limited partnership                                 --           (1,255)          --
 Contributions to investment in limited partnership                    (88)          --             --
 Payment of costs related to sale of facilities                       --             (884)          --
 Proceeds from sale of facilities                                     --           47,000           --
                                                                  --------       --------       --------
  Net cash provided (used) by investing activities                  (6,078)        36,818         (4,050)
                                                                  --------       --------       --------

Financing activities:
 Payment of long-term debt                                         (29,842)        (9,800)       (25,288)
 Principal payments of capital lease obligation                       --             --           (6,766)
 Debt prepayment penalty                                              --           (1,154)        (1,517)
 Payment of termination fee on interest protection agreement          (384)          --             --
 Payment of demand note payable                                       (225)          --             --
 Issuance of long-term debt                                         42,300           --             --
 Note payable to an affiliate                                         --            2,000         (2,000)
 Receipt of cash in connection with lease                             --             --            3,685
 Dividend distribution                                              (2,426)          --             (140)
 Distributions to minority interest                                 (4,485)        (3,636)       (33,727)
 Purchase of equity interests and other contributions                 --               30            803
 Proceeds from sale of common stock                                   --             --           37,160
                                                                  --------       --------       --------
  Net cash provided (used) by financing activities                   4,938        (12,560)       (27,790)
                                                                  --------       --------       --------

Net increase (decrease) in cash and cash equivalents                 3,799         26,144        (30,435)
Cash and cash equivalents, beginning of period                      10,214         14,013         40,157
                                                                  --------       --------       --------
Cash and cash equivalents, end of period                          $ 14,013       $ 40,157       $  9,722
                                                                  ========       ========       ========

Supplemental Disclosure:
  Interest paid                                                   $  4,505       $  6,208       $  4,060
  Income taxes paid                                               $   --         $   --         $    760

Noncash investing and financing activities:
 Property and equipment additions by capital lease                    --             --         $ 57,625
  Capital lease obligation incurred                                   --             --         $ 57,625



               The accompanying notes are an integral part of the
                       consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

A. NATURE OF BUSINESS

  Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and provide rehabilitation therapy services. As of December 31, 1996, the Company owned thirteen facilities, operated seventeen additional facilities under various leases and owned a rehabilitation therapy services company. The Company accounts for its investment in one of its owned facilities using the equity method (see Note G). The Company's long-term care facilities are located in Florida, Ohio, Indiana, Maryland, New Hampshire and New Jersey.

B. BASIS OF PRESENTATION

  The Company was incorporated as a Delaware corporation on March 19, 1996, and was formed as a holding company, in anticipation of an initial public offering (the "Offering"), to combine under the control of a single corporation the operations of various business entities (the "Predecessor Entities") which were all under the majority control of several related stockholders. Immediately prior to the Offering, the Company executed an agreement (the "Reorganization Agreement") which resulted in the transfer of ownership of the Predecessor Entities to the Company in exchange for 4,400,000 shares of the Company's common stock. The presentation of stockholders' equity has been adjusted to retroactively reflect this exchange of shares as of December 31, 1993. The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling-of-interests presentation. On June 14, 1996, the Company completed the issuance of 3,600,000 shares of common stock through the Offering, resulting in net proceeds to the Company (after deducting underwriters' commissions and other offering expenses) of approximately $37,160,000. A portion of the proceeds was used to repay some of the Company's long-term debt (see Note E).

  One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ("KYP"), which owned seven facilities (the "Seven Facilities") until December 31, 1995. The Company held a 5% interest in KYP, while the remaining 95% was owned by the limited partners of KYP (the "Unitholders"). Effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995, the accounts of KYP were included in the Company's combined financial statements and the interest of the Unitholders was reflected as minority interest. In March 1996, a liquidating distribution was paid to the Unitholders (see Notes D and O).

The Company's financial statements prior to the date of the Offering do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company's combined financial statements include a pro forma income tax provision for each period presented, as if the Company had always owned the Predecessor Entities (see Note
M).

C. SIGNIFICANT ACCOUNTING POLICIES

  The Company uses the following accounting policies for financial reporting purposes:

 PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements (combined prior to June 14, 1996) include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 TOTAL NET REVENUES

  Total net revenues include net patient service revenues, rehabilitation therapy service revenues from contracts to provide services to non-affiliated long-term care facilities and management fees from the facility owned by Bowie L.P. (see Note G).

  Net patient service revenues payable by patients at the Company's facilities are recorded at established billing rates. Net patient service revenues to be reimbursed by contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid are determined by filing cost reports which are then audited and generally retroactively adjusted by the payor. Legislative changes to state or Federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third party payors, which could materially and adversely affect the Company, are reflected in operations at the time of the adjustment or settlement. Accounts receivable, net, at December 31, 1995 and 1996 includes $7,372,000 and $10,667,000, respectively, of estimated settlements due from third party payors and $7,162,000 and $5,194,000, respectively, of estimated settlements due to third party payors.

  In addition, direct and allocated indirect costs reimbursed under the Medicare program are subject to regional limits. The Company's costs generally exceed these limits and accordingly, the Company is required to submit exception requests to recover such excess costs. The Company believes it will be successful in collecting these receivables, however, the failure to recover these costs in the future could materially and adversely affect the Company.

  Beginning in 1995, total net revenues includes revenues recorded by the Company's rehabilitation therapy subsidiary (which does business under the name "Theracor") for therapy services provided to non-affiliated long-term care facilities.

 CONCENTRATIONS

  A significant portion of the Company's revenues are derived from the Medicare and Medicaid programs. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to long-term care facilities under these programs. The Company cannot predict at this time whether any of these proposals will be adopted, or if adopted and implemented, what effect such proposals would have on the Company. Approximately 63%, 68%, and 70% of the Company's net patient service revenues in the years ended December 31, 1994, 1995 and 1996, respectively, are from the Company's participation in the Medicare and Medicaid programs. As of December 31, 1995 and 1996, $7,780,000 and $17,560,000, respectively, of net accounts receivable were due from the Medicare and Medicaid programs.

 FACILITY OPERATING EXPENSES

  Facility operating expenses include expenses associated with the normal operations of a long-term care facility. The majority of these costs consist of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include: the cost of rehabilitation therapies, medical and pharmacy supplies, food and utilities. Beginning in 1995, facility operating expenses include expenses associated with services rendered by Theracor to non-affiliated facilities.


 PROVISION FOR DOUBTFUL ACCOUNTS

  Provisions for uncollectible accounts receivable of $538,000, $1,240,000 and $1,116,000 are included in facility operating expenses for the years ended December 31, 1994, 1995 and 1996, respectively. Individual patient accounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

 USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for the collectibility of receivables, depreciation and amortization, employee benefit plans, taxes and contingencies.

 PRO FORMA NET INCOME PER SHARE

  Pro forma net income per share is computed using the weighted average number of common and dilutive common equivalent shares (stock options) outstanding during each year presented. Pro forma net income per share for the years ended December 31, 1994 and 1995 is calculated based upon the common shares of the Company (4,400,000) issued in accordance with the Reorganization Agreement. Pursuant to Securities and Exchange Commission staff requirements, stock options issued within one year of an initial public offering, calculated using the treasury stock method and the initial public offering price of $11.75 per share, have been included in the calculation of pro forma net income per common share as if they were outstanding for all periods presented.

 PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Expenditures that extend the lives of affected assets are capitalized, while maintenance and repairs are charged to expense as incurred. Upon the retirement or sale of an asset, the cost of the asset and any related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is included in net income.

  Depreciation expense includes the amortization of capital assets and is estimated using the straight-line method. These estimates are calculated using the following estimated useful lives:

      Buildings and improvements            31.5 to 40 years
      Furniture and equipment               5 to 10 years
      Leasehold improvements                over the life of the lease
      Land improvements                     8 to 40 years

 INTANGIBLE ASSETS

  Intangible assets consist of amounts identified in connection with certain facility acquisitions accounted for under the purchase method and certain deferred costs which were incurred in connection with various financings (see
Note I).

  In connection with each of its acquisitions, the Company reviewed the assets of the acquired facility and assessed its relative fair value in comparison to the purchase price. Certain acquisitions resulted in the allocation of a portion of the purchase price to the value associated with the existence of a workforce in place, residents in place at the date of acquisition and covenants with sellers which limit their ability to engage in future competition with the Company's facilities. The assets recognized from an assembled workforce and residents in place are amortized using the straight-line method over the estimated periods (from three to seven years) during which the respective benefits would be in place. Covenants not-to-compete are being amortized using the straight-line method over the period during which competition is restricted.

  Goodwill resulted from the acquisition of certain facilities for which the negotiated purchase prices exceeded the allocations of the fair market value of identifiable assets. The Company's policy is to evaluate each acquisition separately and identify an appropriate amortization period for goodwill based on the acquired property's characteristics. Goodwill was being amortized using the straight-line method over a 31.5 to 40 year period. The Company's remaining goodwill was written-off in connection with the sale of the Seven Facilities in 1995 (see Note O).


  Costs incurred in obtaining financing (including loans, letters of credit and facility leases) are amortized as interest expense using the straight-line method (which approximates the interest method) over the term of the related financial obligation.

 ASSESSMENT OF LONG-LIVED ASSETS

  Effective for the year ended December 31, 1995, the Company adopted the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the Company periodically reviews the carrying value of its long-lived assets (primarily property and equipment and intangible assets) to assess the recoverability of these assets; any impairments would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. The adoption of this Statement had no impact on the Company's financial position, results of operations or liquidity. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values included in appraisals of its facilities, which have periodically been obtained in connection with various financial arrangements.

 CASH AND CASH EQUIVALENTS

  Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of their acquisition by the Company.

 RESTRICTED CASH

  Restricted cash consists of cash set aside in escrow accounts as required by several of the Company's leases and other financing arrangements.

D. OPERATING LEASES

  In March 1993, a subsidiary of the Company entered into an agreement with a non-affiliated entity to lease two long-term care facilities in Ohio with 289 beds for a period of ten years. The lease agreement, which became effective in June 1993, provides for fixed annual rental payments of $900,000. At the end of the ten-year period, the Company has the option to acquire the facilities for $8,500,000, or to pay a $500,000 termination fee and relinquish the operation of the facilities to the lessor. On the effective date of the lease, the subsidiary paid $1,200,000 to the lessor for a covenant not-to-compete which remains in force through June 2003.

  Effective October 1, 1994, a subsidiary of the Company entered into an agreement with a related party to lease a 100 bed long-term care facility in Florida for a period of ten years. The lease agreement provides for annual rental payments of $551,250 in the initial twelve-month period and annual increases of 2% thereafter. The Company has the option to exercise two consecutive five-year lease renewals. The Company also has the right to purchase the facility at fair market value at any time after the fifth anniversary of the commencement of the lease. The lease agreement also required the Company to escrow funds equal to three months' base rent ($165,000).

  Effective April 1, 1995, a subsidiary of the Company entered into an agreement with Meditrust to lease a 100-bed long-term care facility in Ohio for a period of ten years. The lease agreement provides for annual rental payments of $698,400 in the initial twelve-month period. The Company is also required to make additional rental payments beginning April 1, 1996 in an amount equal to 5.0% of the difference between the facility's operating revenues in each applicable year and the operating revenues in the twelve-month base period which commenced on April 1, 1995. The annual additional rent payment will not exceed $14,650. At the end of the initial lease period, the Company has the option to exercise two consecutive five-year lease renewals. The lease agreement also required the Company to escrow funds equal to three months' base rent ($152,000). The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by the facility's accounts receivable. The Company also has the right to purchase the facility at its fair market value on the eighth and tenth anniversary dates of the commencement of the lease and at the conclusion of each lease renewal.

  Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease the Seven Facilities formerly owned by KYP (see Note O). The lease agreement provides for annual rental payments of $4,582,500 in the initial twelve-month period and annual rental increases of $117,500 for the remainder of the lease term. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company's option. The lease agreement also required the Company to escrow funds in an amount equal to three months' base rent ($1,146,000). The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by the related facilities' accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which option is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of the fair market value of the facilities at the time of exercise or Meditrust's original investment.

  Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease six long-term care facilities with a total of 537 licensed beds in New Hampshire. The lease agreement provides for annual rental payments of $2,324,000 in the initial twelve-month period and annual rental increases of $64,000 for the remainder of the lease term. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company's option. The lease agreement also required the Company to escrow funds in an amount equal to three months' base rent ($581,000). In addition, the lease agreement required the Company to establish a renovation escrow account in the amount of $560,000 to fund facility renovations identified in the agreement. The renovation escrow funds are released upon completion of the required renovations. As of December 31, 1996, $325,000 of these funds remained in escrow pending completion of the specified renovations. The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by the related facilities' accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of 90% of the fair market value of the facilities at the time of exercise or Meditrust's original investment. In connection with this lease, the Company received a cash payment of $3,685,000 from Meditrust which was recorded as deferred income and is being amortized over the ten-year initial lease term as a reduction of rental expense.

  The Meditrust leases contain cross-default and cross-collateralization provisions. A default by the Company under one of these leases could adversely affect a significant number of the Company's properties and result in a loss to the Company of such properties. In addition, the leases permit Meditrust to require the Company to purchase the facilities upon the occurrence of a default.

  Under the terms of each of the facility leases described above, the Company is responsible for the payment of all real estate and personal property taxes, as well as other reasonable costs required to operate, maintain, insure and repair the facilities.

  Future minimum rent commitments under the Company's non-cancelable operating leases as of December 31, 1996 are as follows:

        1997                                     $   9,263,000
        1998                                         9,456,000
        1999                                         9,650,000
        2000                                         9,844,000
        2001                                        10,038,000
        Thereafter                                  38,480,000
                                                 -------------

                                                  $ 86,731,000
                                                 =============

E. LONG-TERM DEBT

  In October 1994, certain of the Predecessor Entities refinanced $29,189,000 of the then outstanding bank debt, and as a result, recorded a loss of $453,000. This loss included a payment of $384,000 upon the termination of a related interest rate protection agreement, which was required pursuant to the terms of the bank debt in order to effectively fix the interest rate on such debt. The retirement of this debt was financed by the concurrent borrowing of $42,300,000 from Meditrust. Using proceeds from the Offering, on June 14, 1996 the Company repaid $25,000,000 of this debt, incurring a prepayment penalty of $1,517,000. Additionally, the Company wrote-off $544,000 of deferred financing costs related to the retired debt and incurred $100,000 of additional transaction costs. The loss on this early retirement of debt totaled $2,161,000 and is presented as an extraordinary loss in the Statement of Operations for the year ended December 31, 1996 net of the related estimated income tax benefit of $843,000. The Meditrust debt was collateralized by the assets of certain of the Predecessor Entities (the "Seven S Corporations), and subsequent to the debt paydown, the remaining debt is cross-collateralized by the assets of four facilities (the "Four Facilities"). The Meditrust debt bears interest at the annual rate of 10.65%. Additional interest payments are also required commencing on January 1, 1997 in an amount equal to 0.3% of the difference between the operating revenues of the Four Facilities in each applicable year and the actual operating revenues of the Four Facilities during a twelve-month base period which commenced October 1, 1995. The Meditrust debt is cross-collateralized by the assets of each of the Four Facilities. The loan agreement with Meditrust places certain restrictions on the Four Facilities; among them, the agreement restricts their ability to incur additional debt or to make significant dispositions of assets. The Four Facilities are also required to maintain a debt service coverage ratio of at least 1.2 to 1.0 (as defined in the loan agreement) and a current ratio of at least 1.0 to 1.0. The Meditrust loan agreement contains a prepayment penalty, which decreases from 1.5% of the then outstanding balance in the sixth year to none in the ninth year.

  A subsidiary of the Company assumed a first mortgage note (the "Note") with a remaining balance of $1,775,000 as part of the acquisition of a long-term care facility in 1988. The Note requires the annual retirement of principal in the amount of $20,000. The Company pays interest monthly at the rate of 14% per annum on the outstanding principal amount until maturity in October 2010, when the remaining unpaid principal balance of $1,338,000 is due. The Note is collateralized by the property and equipment of the facility.

  Interest expense charged to operations for the years ended December 31, 1994, 1995 and 1996 was $5,048,000, $5,830,000, and $5,576,000, respectively.

  As of December 31, 1996, future long-term debt maturities associated with the Company's debt are as follows:

                   1997                         $   169,000
                   1998                             186,000
                   1999                             205,000
                   2000                             226,000
                   2001                             248,000
                   Thereafter                    17,174,000
                                                -----------
                                                $18,208,000
                                                ===========

  Approximately $28 million of the Company's assets are subject to liens under long-term debt or operating lease agreements.

F.  CAPITAL LEASE OBLIGATION

  On July 1, 1996, a subsidiary of the Company began leasing four long-term care facilities in Ohio (the "Ohio Facilities"). This transaction is being accounted for as a capital lease as a result of a bargain purchase option exercisable at the end of the lease. The initial term of the lease is five years and during the final six months of the initial term, the Company may exercise an option to purchase the Ohio Facilities for a total price of $57,125,000. If the Company exercises the purchase option but is unable to obtain financing for the acquisition, the lease may be extended for up to two additional years, during which time the Company must obtain financing and complete the purchase of the facilities. The annual rent under the agreement is $5,000,000 during the initial term and $5,500,000 during the extension term. The Company is also responsible for facility expenses such as taxes, maintenance and repairs. The Company agreed to pay $8,000,000 for the option to purchase these facilities. Of this amount, $5,000,000 was paid prior to the closing on July 1, 1996, and the remainder, $3,000,000, is due at the end of the initial lease term whether or not the Company exercises its purchase option. The following is a schedule of future minimum lease payments required by this lease together with the present value of the minimum lease payments:

           1997                                               $ 5,000,000
           1998                                                 5,000,000
           1999                                                 5,000,000
           2000                                                 5,000,000
           2001                                                57,625,000
                                                               ----------
                                                               77,625,000
                                                               ----------
           Less amount representing interest                  (20,348,000)
                                                               ----------
                                                               57,277,000
                                                               ----------
           Less current portion                               ( 3,744,000)
                                                               ----------
           Long-term portion of capital lease obligation      $53,533,000
                                                              ===========

G. INVESTMENT IN LIMITED PARTNERSHIP

  In April 1993, a subsidiary of the Company acquired a 75% partnership interest in Bowie L.P., which developed a 120-bed long-term care facility in Maryland that commenced operations on May 1, 1994. The remaining 25% interest in Bowie L.P. is owned by a non-affiliated party. The Company records its investment in Bowie L.P. using the equity method. Although the Company owns a majority interest in Bowie L.P., the Company only maintains a 50% voting interest and accordingly does not exercise control over the operations of Bowie L.P. In addition, the non-affiliated party has the option to purchase the Company's partnership interest during the sixty-day period prior to the seventh anniversary of the facility's opening and each subsequent anniversary thereafter. If the option is exercised, the purchase price would be equal to the fair market value of the Company's interest at the date on which the option is exercised. The Company is entitled to 75% of the facility's net income and manages this facility in return for a fee equal to 5.5% of the facility's net revenues (effective September 1995). Prior to this date, the management fee approximated $10,000 per month. The Company recorded $96,000, $234,000 and $445,000 in management fees from this management contract for the years ended December 31, 1994, 1995 and 1996, respectively.

  Bowie L.P. obtained a $4,377,000 construction loan from a bank to finance the construction of the facility. Bowie L.P. also obtained a $1,000,000 line of credit from the bank to finance pre-opening costs and working capital requirements. On July 31, 1995, the line of credit converted to a term loan. As of December 31, 1995 and 1996, Bowie L.P. owed the bank a principal amount of $5,200,000 and $4,964,000, respectively, on these loans. Interest on the loans is payable monthly at the bank's prime rate (8.25% at December 31, 1996) plus 1%. These loans limit Bowie L.P.'s ability to borrow additional funds and to make acquisitions, dispositions and distributions. Additionally, the loans contain covenants with respect to maintenance of specified levels of net worth, working capital, occupancy and debt service coverage.

  These loans are collateralized by each partner's partnership interest as well as all of the assets of Bowie L.P. These loans are also guaranteed by a subsidiary of the Company and additional collateral pledged by the non-affiliated partner. The Bowie L.P. partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership's debt so that the partners each bear their proportionate share of the liability based on their percentage ownership of the partnership.

The results of operations of Bowie L.P. are summarized below:

                                    For the years ended December 31,
                                    --------------------------------
                                1994              1995              1996
                                ----              ----              ----

Net operating revenues      $ 2,523,000       $ 7,595,000       $ 8,104,000
Net operating expenses        2,840,000         7,236,000         7,758,000
Net loss                       (598,000)         (152,000)         (351,000)


  The financial position of Bowie L.P. was as follows:

                                              As of December 31,
                                              ------------------
                                            1995            1996
                                            ----            ----

Current assets                           $2,701,000      $2,511,000
Non-current assets                        5,045,000       4,882,000
Current liabilities                       2,080,000       2,335,000
Non-current liabilities                   4,973,000       4,716,000
Partners' equity                            693,000         342,000


  On December 28, 1995, the Company advanced $1,255,000 to Bowie L.P. to support additional facility working capital requirements by means of a demand note bearing interest at 9.0% per annum which accrued throughout 1996.

H. PROPERTY AND EQUIPMENT

  The Company's property and equipment are stated at cost and consist of the following as of December 31:

                                             1995                 1996
                                             ----                 ----

Land                                     $  2,994,000      $  2,994,000
Land improvements                           2,874,000         3,077,000
Leasehold improvements                        450,000         2,371,000
Buildings and improvements                 28,257,000        28,764,000
Equipment, furnishings and fixtures         5,872,000         7,835,000
Assets under capital lease                       --          63,125,000
                                         ------------      ------------
                                           40,447,000       108,166,000
Less accumulated depreciation              10,308,000        12,979,000
                                         ------------      ------------
                                         $ 30,139,000      $ 95,187,000
                                         ============      ============

I. INTANGIBLE ASSETS

  Intangible assets are stated at cost and consist of the following as of December 31:

                                       1995           1996
                                       ----           ----

Patient lists                      $1,459,000      $1,459,000
Assembled workforce                   930,000         930,000
Covenant not to compete             1,838,000       1,838,000
Organization costs                    256,000         256,000
Deferred financing costs            2,157,000       2,563,000
                                   ----------      ----------
                                    6,640,000       7,046,000
Less accumulated amortization       3,590,000       4,042,000
                                   ----------      ----------
                                   $3,050,000      $3,004,000
                                   ==========      ==========

J. RETIREMENT PLANS

  The Company maintains an employee 401(k) defined contribution plan. All employees who have worked at least one thousand hours and have completed one year of continuous service are eligible to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions to this plan may be matched at the discretion of the Company. The Company contributed $86,000, $120,000 and $180,000 to the plan in 1994, 1995 and 1996, respectively.

  During September 1995, the Company established a Supplemental Executive Retirement Plan (the "SERP") to provide benefits to key employees. Participants may defer up to 25% of their compensation which is matched by the Company at a rate of 50% (up to 10% of base salary). Vesting in the matching portion occurs in January of the second year following the plan year in which contributions were made.

K. CONTINGENCIES

  The Company is involved in legal actions and claims in the ordinary course of its business. It is the opinion of management, based on the advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or liquidity.

  Beginning in 1994, the Company self-insures for health benefits provided to a majority of its employees. The Company maintains stop-loss insurance such that the Company's liability for losses is limited. The Company recognizes an expense for estimated health benefit claims incurred but not reported at the end of each year.

  Beginning in 1995, the Company self-insures for most workers' compensation claims. The Company maintains stop-loss insurance such that the Company's liability for losses is limited. The Company accrues for estimated workers' compensation claims incurred but not reported at the end of each year.

L. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The methods and assumptions used to estimate the fair value of each class of financial instruments, for those instruments for which it is practicable to estimate that value, and the estimated fair values of the financial instruments are as follows:

 CASH AND CASH EQUIVALENTS

  The carrying amount approximates fair value because of the short effective maturity of these instruments.

 LONG-TERM DEBT

  The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for similar debt. The carrying value of the Company's long-term debt approximates its fair value as of December 31, 1995 and 1996.

M. INCOME TAXES

 PRO FORMA INCOME TAXES (Unaudited)

 The financial statements of the Company for the periods prior to the Reorganization do not include a provision for income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state taxation. For financial reporting purposes, for the years ended December 31, 1994, 1995 and 1996, a pro forma provision for income taxes has been reflected in the accompanying statements of operations based on taxable income for financial statement purposes and an estimated effective Federal and state income tax rate of 39% which would have resulted if the Predecessor Entities had filed corporate income tax returns during those years.

 Effective with the Reorganization described in Note B, the Company became subject to Federal and state income taxes. The historical provision for income taxes reflects the recording of a one-time Federal and state income tax benefit of $1,400,000 upon the change in the tax status of the entity as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Significant components of the Company's deferred tax assets as of December 31, 1996 are as follows:

                                      Total
Deferred Tax Assets:
           Reserves                              $1,144,000
           Rental payments                          358,000
           Interest payments                        376,000
           Other                                     78,000
                                                     ------
           Total deferred tax assets             $1,956,000
                                                 ==========

 Significant components of the provision for income taxes for the year ended December 31,1996 are as follows:

Current:
           Federal                               $2,229,000
           State                                    536,000
                                                    -------
Total current                                     2,765,000
                                                  ---------

Deferred:
           Federal                               (1,648,000)
           State                                   (308,000)
                                                   --------
Total deferred                                   (1,956,000)
                                                 ----------
Total income tax expense                           $809,000
                                                   ========



The reconciliation of income tax computed at statutory rates to income tax expense for the year ended December 31,1996 is as follows:

Statutory rate                                  $ 1,699,000          35.0%
State income tax, net of federal benefit            148,000           3.1
Permanent differences                               100,000           2.1
Deferred tax asset resulting from change
   in tax status                                 (1,256,000)        (25.9)
Other                                               118,000           2.4
                                                -----------        ------
                                                $   809,000          16.7%
                                                ===========        ======

N.  CAPITAL STOCK

COMMON STOCK

  On June 14, 1996, the Company completed its initial public offering (the "Offering"). Through the Offering the Company issued 3,600,000 shares at $11.75 per share resulting in net proceeds to the Company (after deducting underwriters' commissions and other offering expenses) of approximately $37,160,000. A portion of the proceeds was used to repay some of the Company's long-term debt (see Note E) and the remainder to fund acquisitions.

   SPECIAL COMPENSATION

  The Predecessor Entities maintained an executive long-term incentive plan (the "Executive Plan") which granted an economic interest in the appreciation of the Predecessor Entities above a baseline valuation of $23,000,000 to certain senior level management personnel upon the successful completion of an initial public offering at a minimum retained equity valuation above $43,000,000. A pool of three percent of the retained equity above $23,000,000 was reserved and allocated to the eligible recipients. In June, 1996, subsequent to the Offering, payments totaling $861,000 were made to the personnel who participated in the Executive Plan and that plan was terminated. Additionally, the Company made a bonus payment in the form of common stock valued at $225,000 to an officer of the Company in connection with his employment agreement. These expenses are included in the Statement of Operations for the year ended December 31, 1996, in the line "Special Compensation and Other."

  On December 31, 1995, certain of the Predecessor Entities (the " S Corporations") issued a 6% equity interest in the S Corporations to the president of the Company amounting to $438,000 and a 5% equity interest in the S Corporations to the president of an affiliate amounting to $365,000. The issuance amounts represented the fair market value of these interests at the date of issuance based on an independent appraisal obtained by the Company. Payment for the issuance of these shares was due within 90 days; and accordingly, the amounts receivable from these individuals were reflected as a contra-equity subscription receivable with no net increase to stockholders' equity at December 31, 1995. Subsequent to year-end and in connection with the execution of the 1996 employment agreement of the Company's president, the Company granted a special bonus to the president equal to the cost of the shares issued. This expense is included in the Statement of Operations for the year ended December 31, 1996 in the line "Special Compensation and Other."

  In February 1996, one of the Predecessor Entities, Harborside Healthcare Limited Partnership ("HHLP"), granted an option to purchase a 1.36% limited partnership interest in HHLP to each of two members of senior management. The exercise price per percentage limited partnership interest under each such option was $239,525 per percentage interest, which represented the fair market value of a 1% limited partnership interest in HHLP at the date of grant based on an independent appraisal obtained by the Company. The options vested in equal one-third portions on each anniversary of the date of grant over a three-year period and expired ten years from the date of grant. With the completion of the Offering, the option grants in HHLP were converted on a pro rata basis to options to acquire shares of the Company's common stock.

STOCK OPTION PLANS

  During 1996, the Company established two stock option plans, the 1996 Stock Option Plan for Non-employee Directors (the "Director Plan") and the 1996 Long-Term Stock Incentive Plan (the "Stock Plan"). Directors of the Company who are not employees, or affiliates of the Company, are eligible to participate in the Director Plan. On the date of the Offering, each of the four non-employee directors was granted options to acquire 15,000 shares of the Company's common stock at the Offering price. On January 1 of each year, each non-employee director will receive an additional grant for 3,500 shares at the fair market value on the date of grant. Through the Directors Retainer Fee Plan, non-employee directors of the Company may also elect to receive all or a portion of their director fees in shares of the Company's common stock. The Stock Plan is administered by the Stock Plan Committee of the Board of Directors which is composed of outside directors who are not eligible to participate in this plan. The Stock Plan authorizes the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards. Options granted during the year ended December 31, 1996, were granted with exercise prices equal to or greater than the fair market value of the stock on the date of grant. Options granted during 1996 vest over a three-year period and have a maximum term of ten years. A maximum of 800,000 shares of common stock have been reserved for issuance in connection with these plans. Information with respect to options granted under these stock option plans is as follows:


Options Outstanding

                                          Number              Exercise Price        Weighted-Average
                                          of Shares           Per Share             Exercise Price
                                          ---------           ---------             --------------
Balance at December 31, 1995                  --                      --                   --
Granted                                   523,000             $8.15 - $11.75            $11.16
Cancelled                                 ( 24,000)           $11.75                    $11.75
                                          --------
Balance at December 31, 1996              499,000             $8.15 - $11.75            $11.14
                                          =======

  As of December 31, 1996, no options to purchase shares of the Company's common stock were exercisable.

  In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123"). SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS No. 123, and has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's unaudited pro forma net income and pro forma net income per share for the year ended December 31, 1996, would have been reduced to the amounts indicated below:

                                          Pro Forma
                     Pro Forma            Net Income
                     Net Income           Per Share
                     ----------           ---------
   As
Reported             $2,712,000           $ 0.42

  Pro
 forma               $2,372,000           $ 0.37

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, expected volatility of 40%, no dividend yield, and a risk-free interest rate of 6.5%. The weighted average grant date fair value of options granted during 1996 was $4.72.

O. GAIN ON SALE OF FACILITIES, NET

  As discussed in Note B, in December 1995, KYP sold seven facilities to Meditrust (the "Sale") for $47,000,000. The Sale was effective December 31, 1995, and a net gain of $4,869,000 was recorded.

  A portion of the proceeds of the Sale was used by KYP to repay the outstanding balance of its Medium-Term Notes ($9,409,000), a related prepayment penalty ($1,154,000) and transaction costs ($884,000). The original principal amount of the Medium-Term Notes was $6,000,000 and interest on this obligation accrued at 10.55% per annum through June 30, 1993. Commencing December 31, 1993, KYP began making semiannual interest payments on the original principal and the accrued interest. The principal and all deferred interest were scheduled to be repaid in June 1998. As a result of the early retirement of this debt, the Company recorded a loss of $1,502,000, which was netted against the gain on the sale of the KYP facilities.

  The terms of the KYP partnership agreement specified that one of the Predecessor Entities which served as KYP's general partner would not share in the gain associated with the sale of the facilities; as such, the entire amount of the net gain was allocated to the Unitholders, and was included in the minority interest reflected in the Statement of Operations for the year ended December 31, 1995.

  The determination of the net gain included the recognition of an estimated liability of approximately $3,000,000 to Medicare and certain states' Medicaid programs. This amount is included with other estimated settlements due to/from third-party payors as a component of accounts receivable. Under existing regulations, KYP is required to repay these programs for certain depreciation expense recorded by the KYP facilities and for which they received reimbursement prior to the sale. Any payments assessed by these programs to settle these obligations in excess of the funds withheld from the proceeds of the sale of the facilities will be the responsibility of the Company without any recourse to the Unitholders. However, if the ultimate settlement of these obligations results in a net amount due to KYP, this amount would be distributed to the Unitholders.

  The Sale provided for the dissolution of KYP and the distribution of the net proceeds of the Sale to the Unitholders, which occurred in March 1996. The Company's balance sheet as of December 31, 1995 included the cash to be distributed to the Unitholders as well as the related distribution payable of $33,493,000.

P.  FACILITY ACQUISITION DEPOSITS

  At December 31, 1995, Company funds in the amount of $3,000,000 were held in escrow in connection with the acquisition of long-term care facilities. Of this amount, $1,000,000 was refunded in January 1996 in conjunction with the acquisition of six facilities. The remaining $2,000,000 related to the purchase of a separate group of facilities, for which negotiations were terminated and the deposit was returned in March 1996 (see Note Q).

Q. RELATED PARTY TRANSACTIONS

  An affiliate of the Company provides office space, legal, tax, data processing and other administrative services to the Company in return for a monthly fee. Total service charges under this arrangement were $759,000, $700,000 and $700,000 for the years ended December 31, 1994, 1995 and 1996, respectively. As of December 31, 1995 and 1996, the Company owed the affiliate $178,000 and $0, respectively for these and other related services. Also, on December 28, 1995, the affiliate advanced $2,000,000 to the Company to make an acquisition deposit on a group of long-term care facilities. The advance was repaid in March 1996 (see Note P).

R.  RECENT ACQUISITIONS

    The following unaudited pro forma financial information gives effect to the acquisition of the Seven Facilities, the New Hampshire Facilities, and the Ohio Facilities as if they had occurred on January 1, 1995. The pro forma financial results are not necessarily indicative of the actual results of operations which might have occurred or of the results of operations which may occur in the future.

                                                      For the Years Ended December 31,
                                                      --------------------------------
                                                           1995               1996
                                                           ----               ----
                                                                 (Unaudited)

Total net revenues                                     $163,698,000      $181,704,000
Income before income taxes and extraordinary loss         3,351,000         4,910,000
Pro forma income before extraordinary loss                2,044,000         4,079,000
Pro forma net income                                      2,044,000         2,761,000
Pro forma net income per common share using
   4,425,000 and 6,396,142 common and
   common equivalent shares,  respectively             $       0.46      $       0.43

S.   SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company's unaudited quarterly financial information follows:


                                                   Year Ended December 31, 1996
                                                   ----------------------------

                                  First          Second              Third          Fourth
                                 Quarter         Quarter          Quarter (1)      Quarter (1)
                                 -------         -------          -----------      -----------
Total net revenues            $ 34,931,000    $ 36,872,000       $ 45,903,000   $ 47,706,000
Income from operations           1,307,000         846,000(2)       3,655,000      3,918,000

Income (loss) before
  income taxes and
  extraordinary loss               205,000        (229,000)         2,312,000      2,541,000
Income taxes (benefit)                --          (400,000)           902,000        307,000
Income before
  extraordinary loss               205,000         171,000          1,410,000      2,234,000
Extraordinary loss                    --        (1,318,000)(3)           --             --
Net income (loss)                  205,000      (1,147,000)         1,410,000      2,234,000
Net income per share                                             $       0.18   $       0.28

Pro forma income taxes
 (benefit)                          80,000        (489,000)
Pro forma income before
  extraordinary loss               125,000         260,000
Pro forma net income (loss)        125,000      (1,058,000)
Pro forma net income
  before extraordinary loss
  per share                   $       0.03    $       0.05
Pro forma net income (loss)
  per share                   $       0.03    $      (0.21)


                                                   Year Ended December 31, 1995
                                                   ----------------------------

                                  First          Second              Third           Fourth
                                 Quarter         Quarter            Quarter          Quarter
                                 -------         -------          -----------      -----------
Total net revenues            $ 23,777,000    $ 26,737,000       $ 28,515,000   $ 30,396,000
Income from operations           1,290,000       1,671,000          2,123,000      2,895,000
Net income (loss)                 (240,000)        253,000            297,000        924,000
Pro forma income taxes
  (benefit)                        (94,000)         99,000            116,000        360,000
Pro forma net income (loss)       (146,000)        154,000            181,000        564,000
Pro forma net income (loss)
  per share                   $      (0.03)   $       0.03       $       0.04   $       0.13


(1) Includes the results of the Ohio Facilities acquired on July 1, 1996 (see Note F).
(2) Includes $1,716,000 of special compensation and other expenses incurred primarily as a result of the Offering (see Note N).
(3) A portion of the proceeds of the Offering was used to repay long-term debt in June 1996. The resulting loss on early retirement of debt is presented as an extraordinary loss net of related estimated tax benefit (see Note E).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1997, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1997, to be filed with the Securities and Exchange Commission.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1997, to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1997, to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of this annual report.

       2. Financial Statement Schedules:

None.

       3. Exhibits

The exhibits listed in the accompanying index to exhibits are incorporated by reference herein or are filed as part of this annual report.

Exhibit
Number                        Description of Document
------                        -----------------------
2.1* Reorganization Agreement, dated as of May 15, 1996, by and among Harborside Healthcare Corporation, The Berkshire Companies Limited Partnership, Krupp Enterprises Limited Partnership, The Douglas Krupp 1994 Family Trust, The George Krupp 1994 Family Trust, Laurence Gerber, Stephen L. Guillard and
            Damian Dell'Anno.

3.1**       Amended and Restated Certificate of incorporation of the Company.

3.2**       Amended and Restated By-laws of the Company.

4.1*        Form of Specimen Common Stock certificate.

4.2 Letter from the Company to the Commission agreeing to file certain debt instruments.

10.1(a)* Facility lease Agreement, dated as of December 31, 1995 between Meditrust Tri-States, Inc. and HHCI Limited Partnership (New Haven Facility).

10.1(b)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust Tri-States, Inc. and HHCI Limited Partnership (Indianapolis Facility).

10.1(c)* Facility Lease Agreement, dated as of December 31, 1995 between Meditrust of Ohio, Inc. and HHCI Limited Partnership (Troy Facility).

10.1(d)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust of Florida, Inc. and HHCI Limited Partnership (Sarasota Facility).

10.1(e)* Facility Lease Agreement, dated as of December 31, 1995 between Meditrust of Florida, Inc. and HHCI Limited Partnership (Pinebrook Facility).

10.1(f)* Facility Lease Agreement, dated as of December 31, 1995 between Meditrust of Florida, Inc. and HHCI Limited Partnership (Naples Facility).

10.1(g)* Facility Lease Agreement, dated as of December 31, 1995 between Meditrust of New Jersey, Inc. and HHCI Limited Partnership (Woods Edge Facility).

10.1(h)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust Tri-States, Inc. and HHCI Limited Partnership (New Haven Facility).

10.1(i)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust Tri-States, Inc. and HHCI Limited Partnership (Indianapolis Facility).

10.1(j)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Ohio, Inc. and HHCI Limited Partnership (Troy Facility).

10.1(k)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by ad between Meditrust of Florida, Inc. and HHCI Limited Partnership (Sarasota Facility).

10.1(l)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Florida, Inc. and HHCI Limited Partnership (Pinebrook Facility).

10.1(m)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Florida, Inc. and HHCI Limited Partnership (Naples Facility).

10.1(n)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Jersey, Inc. and HHCI Limited Partnership (Woods Edge Facility).

10.2(a)* Loan Agreement among Meditrust Mortgage Investments, Inc. and Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation and Harborside Healthcare Limited Partnership, dated October 13, 1994.

10.2(b)* Guaranty, dated October 14, 1994, to Meditrust Mortgage Investments, Inc. from Harborside Healthcare Limited Partnership.

10.2(c)* Environmental Indemnity Agreement, dated October 13, 1994, by and among Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation and Harborside Healthcare Limited Partnership and Meditrust Mortgage Investments, Inc.

10.2(d)* Consolidated and Renewal Promissory Note, dated October 13, 1994, from Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation to Meditrust Mortgage Investments, Inc.

10.2(e)* Negative Pledge Agreement, dated October 13, 1994, by and among Douglas Krupp, George Krupp, Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation and Meditrust Mortgage Investments, Inc.

10.2(f)* Affiliated Party Subordination Agreement, dated October 13, 1994, by and among Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation, Harborside Healthcare Limited Partnership, Harborside Rehabilitation Limited Partnership and Meditrust Mortgage Investments, Inc.

10.2(g)* First Amendment to Loan Agreement, dated May 17, 1996 by and among Meditrust Mortgage Investments, Inc. and Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation and Harborside Healthcare Limited Partnership.

10.3(a)* Facility lease Agreement, dated as of January 1, 1996 between Meditrust of New Hampshire Inc. and Harborside New Hampshire Limited Partnership (Westwood Facility).

10.3(b)* Facility Lease Agreement, dated as of January 1, 1996 between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Pheasant Wood Facility).

10.3(c)* Facility Lease Agreement, dated as of January 1, 1996 between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Crestwood Facility).

10.3(d)* Facility Lease Agreement, dated as of January 1, 1996 between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Milford Facility).

10.3(e)* Facility Lease Agreement, dated as of January 1, 1996 between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Applewood Facility).

10.3(f)* Facility Lease Agreement, dated as of December 31, 1996 between Meditrust of Bedford, Inc. and Harborside New Hampshire Limited Partnership (Northwood Facility).

10.3(g)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Westwood Facility).

10.3(h)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Pheasant Wood Facility).

10.3(i)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Crestwood Facility).

10.3(j)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Milford Facility).

10.3(k)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Applewood Facility).

10.3(l)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Bedford, Inc. and Harborside New Hampshire Limited Partnership (Northwood Facility).

10.4(a)* Facility Lease Agreement, dated as of March 31, 1995 between Meditrust of Ohio, Inc. and Harborside of Toledo Limited Partnership (Swanton Facility).

10.4(b)* First Amendment of Facility Lease Agreement, dated as of December 31, 1995, by and between Harborside Toledo Limited Partnership and Meditrust of Ohio, Inc. (Swanton Facility).

10.4(c)* Second Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Ohio , Inc. and Harborside Toledo Limited Partnership (Swanton Facility).

10.5* Amended and Restated Agreement of Limited Partnership of Bowie Center Limited Partnership, dated April 7, 1993.

10.6* Agreement of Lease, dated March 16, 1993, between Bryan Nursing Home, Inc. and Harborside of Ohio Limited Partnership (Defiance and Northwestern Ohio Facilities).

10.7* First Amendment to Agreement of Lease, dated June 1, 1993, by and between Bryan Nursing Home, Inc. and Harborside Ohio Limited Partnership.

10.8* Option to Purchase Agreement, dated March 16, 1993, by and between Bryan Nursing Home, Inc. And Harborside Ohio Limited Partnership.

10.9(a)* Lease, dated September 30, 1994, between Rockledge T. Limited Partnership and Harborside of Florida Limited Partnership (Brevard Facility).

10.9(b)* Lease Guaranty, dated September 30, 1994, to Rockledge T. Limited Partnership from Harborside Healthcare Limited Partnership.

10.9(c)* Indemnity Agreement, dated September 30, 1994, between Rockledge T. Limited Partnership, Harborside of Florida Limited Partnership, Harborside Healthcare Limited Partnership and Southtrust Bank of Alabama.

10.9(d)* Assignment and Security Agreement, dated September 30, 1994, between Rockledge T. Limited Partnership, Harborside of Florida Limited Partnership and Southtrust Bank of Alabama.

10.9(e)* Subordination Agreement (Lease), dated September 30, 1994, by and among Rockledge T. Limited Partnership, Harborside of Florida Limited Partnership, Harborside Healthcare Limited Partnership and Southtrust Bank of Alabama.

10.9(f)* Subordination Agreement (Management), dated September 30, 1994, by and among Rockledge T. Limited Partnership, Harborside of Florida Limited Partnership, Harborside Healthcare Limited Partnership and Southtrust Bank of Alabama.

10.10(a)*   Form of Employment Agreement between the Company and Stephen L.
            Guillard.

10.10(b)*   Form of Employment Agreement between the Company and Damian
            Dell'Anno.

10.10(c)*   Form of Employment Agreement between the Company and Bruce
            Beardsley.

10.10(d)*   Form of Employment Agreement between the Company and William
            Stephan.

10.11*      Form of 1996 Stock Option Plan for Non-Employee Directors.

10.12(a)*   Form of 1996 Long-Term Stock Incentive Plan.

10.12(b)*   Form of Nonqualified Stock Option Agreement.

10.13*      Retirement Savings Plan of the Company.

10.14*      Supplemental Executive Retirement Plan of the Company.

10.15* Form of Administrative Services Agreement between the Company and Berkshire.

10.16* Agreement to Lease, dated as of May 3, 1996 among Westbay Manor Company, Westbay Manor II Development Company, Royal View Manor Development Company, Beachwood Care Center Limited Partnership, Royalview Manor Company, Harborside Health I Corporation and Harborside Healthcare Limited Partnership.

10.17*      Form of Directors Retainer Fee Plan.

10.18* Form of Guaranty by Harborside Healthcare Corporation in favor of Westbay Manor Company, Westbay Manor II Development Company, Royalview Manor Development Company and Beachwood Care Center Limited Partnership.

21.1        Subsidiaries of the Company.

23.1        Consent of Coopers & Lybrand L.L.P.

27.1        Financial Data Schedule.

--------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3096).

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 01-14358).


(b) The Company did not file any reports on Form 8-K during the last quarter of of the Company's fiscal year ended December 31, 1996.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                                 HARBORSIDE HEALTHCARE
                                 CORPORATION


                                   By   /s/ Stephen L. Guillard
                                     -----------------------------------------
                                          Chairman of the Board,
                                          President and Chief Executive
                                          Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


-----------------------
 Robert T. Barnum          Director


-----------------------
 David F. Benson           Director

/s/ Robert M. Bretholtz
-----------------------
 Robert M. Bretholtz       Director


-----------------------
 Sally W. Crawford         Director

/s/ Laurence Gerber
-----------------------
 Laurence Gerber           Director

/s/ Stephen L. Guillard
-----------------------
 Stephen L. Guillard       President, Chief Executive Officer and Director
                           (Principal Executive Officer)
/s/ Douglas Krupp
-----------------------
 Douglas Krupp             Director

/s/ William H. Stephan
-----------------------
 William H. Stephan        Senior Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)