Form 10-Q
period 1997-03-31
HARBORSIDE HEALTHCARE CORP
filed 1997-05-13
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 1997
                               --------------------------------------------

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -------------------


                      Commission file number     01-14358
                                             -----------------

                        Harborside Healthcare Corporation
--------------------------------------------------------------------------------

        Delaware                                     04-3307188
--------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS employer identification no.)
 incorporation or organization)

   470 Atlantic Avenue, Boston, Massachusetts             02210
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)


                                 (617) 556-1515
--------------------------------------------------------------------------------
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


Number of shares of common stock, par value $0.01 per share outstanding as of May 12, 1997: 8,000,000.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                         PAGE

Part I.      Financial Information

             Condensed Consolidated Balance Sheets
             December 31, 1996 and March 31, 1997                          3

             Condensed Consolidated Statements of Operations
             For the Three Months Ended March 31, 1996 and 1997            4

             Condensed Consolidated Statements of Changes
               in Stockholders' Equity
             For the Three Months Ended March 31, 1997                     5

             Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1996 and 1997            6

             Notes to Condensed Consolidated Financial Statements        7-8

             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9-13

Part II      Other Information                                            14

             Signatures                                                   15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                               ------------------

                                                      December 31,   March 31,
                                                         1996           1997
                      ASSETS                          -----------   ----------
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                             $   9,722    $   7,755
  Accounts receivable, net of allowances for doubtful
    accounts of $1,860 and $2,149, respectively            22,984       24,722
  Prepaid expenses and other                                3,570        7,801
  Demand note due from limited partnership                  1,369         --
  Deferred income taxes                                     1,580        1,580
                                                        ---------    ---------
    Total current assets                                   39,225       41,858
 Restricted cash                                            3,751        3,623
 Investment in limited partnership                            256          287
 Property and equipment, net                               95,187       95,196
 Intangible assets, net                                     3,004        4,090
 Deferred income taxes                                        376          376
                                                        ---------    ---------
    Total assets                                        $ 141,799    $ 145,430
                                                        =========    =========

                    LIABILITIES
Current liabilities:
  Current maturities of long-term debt                  $     169    $     173
  Current portion of capital lease obligation               3,744        3,816
  Accounts payable                                          6,011        5,591
  Employee compensation and benefits                        8,639        9,877
  Other accrued liabilities                                 2,177        3,319
  Accrued interest                                             19           19
  Current portion of deferred income                          368          369
  Income taxes payable                                      1,272        1,771
                                                        ---------    ---------
    Total current liabilities                              22,399       24,935
 Long-term portion of deferred income                       2,948        2,855
 Long-term portion of capital lease obligation             53,533       53,264
 Long-term debt                                            18,039       17,994
                                                        ---------    ---------
    Total liabilities                                      96,919       99,048
                                                        ---------    ---------

           STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 shares
     authorized, 8,000,000 shares issued
     and outstanding                                           80           80
Additional paid-in capital                                 48,340       48,340
Accumulated deficit                                        (3,540)      (2,038)
                                                        ---------    ---------
    Total stockholders' equity                             44,880       46,382
                                                        ---------    ---------
    Total liabilities and stockholders' equity          $ 141,799    $ 145,430
                                                        =========    =========




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                (dollars in thousands, except per share amounts)
                               ------------------


                                           For the three months ended
                                                     MARCH 31,
                                              ---------------------
                                                1996         1997
                                              -------       -------
Total net revenues                            $34,931       $47,384
                                              -------       -------

Expenses:
  Facility operating                           28,120        37,452
  General and administrative                    1,720         2,389
  Service charges paid to affiliate               185           177
  Special compensation and other                  515            --
  Depreciation and amortization                   539           922
  Facility rent                                 2,545         2,622
                                              -------       -------
    Total expenses                             33,624        43,562
                                              -------       -------

Income from operations                          1,307         3,822
Other:
  Interest expense, net                           975         1,392
  (Income) loss on investment
      in limited partnership                      127           (31)
                                              -------       -------
Income before income taxes                        205         2,461
Income taxes                                      --            959
                                              -------       -------
Net income                                    $   205       $ 1,502
                                              =======       =======

Net income per share                                        $  0.19
                                                            =======

Pro forma data:
  Historical income                           $   205
  Pro forma income taxes                           80
                                              -------
   Pro forma net income                       $   125
                                              =======

Pro forma net income per share                $  0.03
                                              =======

  Weighted average number of
    common and common equivalent shares
    used in per share computations          4,425,000     8,025,000



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)
                               ------------------

                                                           Additional
                                                Common      Paid-In   Accumulated
                                                 STOCK      CAPITAL     DEFICIT       TOTAL
                                                -------     -------     -------      -------
Stockholders' equity, December 31, 1996         $    80     $48,340     $(3,540)     $44,880
Net income for the three months ended
 March 31, 1997                                    --          --         1,502        1,502
                                                -------     -------     -------      -------

Stockholders' equity, March 31, 1997            $    80     $48,340     $(2,038)     $46,382
                                                =======     =======     =======      =======








          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                             (dollars in thousands)
                               ------------------

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------
                                                                   1996              1997
                                                                 --------          --------
Operating activities:
 Net income                                                      $    205          $  1,502
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Minority interest                                                 234              --
    Depreciation of property and equipment                            459               839
    Amortization of intangible assets                                  80                83
    Amortization of deferred income                                   (91)              (92)
    Loss from investment in limited partnership                       127               (31)
    Amortization of loan costs and fees                                33                17
    Accretion of interest on capital lease obligation                --                 709
    Other                                                              (5)                3
                                                                 --------          --------
                                                                    1,042             3,030
Changes in operating assets and liabilities:
 (Increase) in accounts receivable                                 (1,387)           (1,738)
 (Increase) in prepaid expenses and other                            (406)           (4,231)
 (Increase) in deferred income taxes                                 --                --
 (Decrease) in accounts payable                                      (272)             (420)
 Increase in employee compensation and benefits                     2,145             1,238
 Increase in accrued interest                                          42              --
 (Decrease) increase in other accrued liabilities                     (67)            1,142
 Increase in income taxes payable                                    --                 499
                                                                 --------          --------
  Net cash provided (used) by operating activities                  1,097              (480)
                                                                 --------          --------

Investing activities:
 Additions to property and equipment                                 (504)             (848)
 Facility acquisition deposits                                      3,000              --
 Additions to intangibles                                            (696)           (1,186)
 Transfers to (from) restricted cash, net                          (1,576)              128
  Repayment of demand note                                           --               1,369
                                                                 --------          --------
  Net cash provided (used) by investing activities                    224              (537)
                                                                 --------          --------

Financing activities:
 Payment of long-term debt                                           (102)              (41)
 Principal payments of capital lease obligation                      --                (909)
 Note payable to an affiliate                                      (2,000)             --
 Receipt of lease inducement                                        3,685              --
 Dividend distribution                                               (137)             --
 Distribution to minority interest                                (33,727)             --
 Purchase of equity interests                                         803              --
                                                                 --------          --------
  Net cash used by financing activities                           (31,478)             (950)
                                                                 --------          --------

Net (decrease) in cash and cash equivalents                       (30,157)           (1,967)
Cash and cash equivalents, beginning of period                     40,157             9,722
                                                                 --------          --------
Cash and cash equivalents, end of period                         $ 10,000          $  7,755
                                                                 ========          ========

Supplemental Disclosure:
  Interest paid                                                  $  1,227          $    888
                                                                 ========          ========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                               ------------------

A. General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included elsewhere in this report.


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

The results of operations of the Partnership are summarized below:

                                               For the three months ended
                                                        MARCH 31,
                                            --------------------------------
                                                1996                  1997
                                            -----------          -----------
   Net operating revenues                   $ 1,976,000          $ 2,092,000
   Net operating expenses                     1,982,000            1,900,000
   Net income (loss)                           (170,000)              42,000


The financial position of the Partnership is as follows:

                                                    AS OF MARCH 31, 1997
                                                    --------------------
   Current assets                                             $2,504,000
   Non-current assets                                          4,889,000
   Current liabilities                                           751,000
   Non-current liabilities                                     6,258,000
   Partners' equity                                              384,000




                                    continued

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                               ------------------

D.  Special Compensation and Other

During the first quarter of 1996, the Company incurred $515,000 of non-recurring expenses. Substantially all of these non-recurring expenses related to a special compensation arrangement with a key member of management in connection with the reorganization of the Company's ownership structure which preceded the completion of its initial public offering.


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



F.  Recent Acquisitions

As of July 1, 1996, a subsidiary of the Company began leasing four long-term care facilities in Ohio (the "Ohio Facilities"). The following unaudited pro forma condensed consolidated statement of earnings presents the condensed results of operations of the Company after giving effect to the acquisition of the Ohio Facilities for the three month period ended March 31, 1996, as if this acquisition had occurred as of January 1, 1996. The pro forma financial results are not necessarily indicative of the actual results of operations which might have occurred or of the results of operations which may occur in the future.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                            1996
                                                          -------

Total net revenues                                        $43,203
Income before income taxes                                    578
Net income                                                    578
Pro forma net income                                          353
Pro forma net income per common share
     using 4,425,000 common and common
     common equivalent shares                             $  0.08

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

OVERVIEW

Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast, the Midwest, New England and the Mid-Atlantic. As of March 31, 1997, the Company operated 31 facilities (13 owned and 18 leased) with a total of 3,864 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company-operated and non-affiliated facilities. As of March 31, 1997, the Company provided rehabilitation therapy services to patients at 39 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

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

The following table sets forth the number of facilities owned and leased by the Company and the number of licensed beds operated by the Company:

                                                     AS OF MARCH 31,
                                                 -----------------------
                                                 1996              1997
                                                 -----             -----
Facilities:
   Owned (1)                                         9                13
   Leased                                           17                18
                                                 -----             -----
      Total                                         26                31
                                                 =====             =====

Licensed beds:
   Owned (1)                                     1,028             1,720
   Leased                                        1,980             2,144
                                                 -----             -----
      Total                                      3,008             3,864
                                                 =====             =====

(1) Includes the Larkin Chase Center, which is owned by Bowie Center Limited Partnership, a joint venture in which the Company has a 75% ownership interest and a non-affiliated investor has a 25% ownership interest.

The following table sets forth certain operating data for the periods indicated:

                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------
                                           1996                     1997
                                        ---------                ---------
Patient days:
   Private and other                       74,365                   85,603
   Medicare                                23,496                   33,906
   Medicaid                               142,226                  178,893
                                        ---------                ---------
         Total                            240,087                  298,402
                                        =========                =========

Average Occupancy rate (1)                  91.3%                    91.2%

Net patient service
   revenue(2):
          Private and other                 31.8%                    28.3%
          Medicare                          28.3%                    31.4%
          Medicaid                          39.9%                    40.3%
                                        ---------                ---------
                Total                      100.0%                   100.0%
                                        =========                =========

(1) "Average occupancy rate" is computed by dividing the number of occupied licensed beds by the total number of available licensed beds during each of the periods indicated.
(2) Net patient service revenues exclude all rehabilitation therapy service revenues from non-affiliate contracts.

RESULTS OF OPERATIONS

The Company's total net revenues include net patient service revenues and rehabilitation therapy service revenues from contracts with non-affiliated long-term care facilities. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payers, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements.

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

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

  TOTAL NET REVENUES. Total net revenues increased by $12,453,000 or 35.7%, from $34,931,000 in the first three months of 1996 to $47,384,000 in the first three months of 1997. This increase resulted primarily from the acquisition of four Ohio Facilities on July 1, 1996 and the acquisition of the Harford Gardens facility on March 1, 1997, the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $8,556,000 or 68.7% of the increase resulted from the operation of the Ohio Facilities and $613,000 or 4.9% of the increase resulted from the operation of the Harford Gardens facility. The Company began providing rehabilitation therapy services at non-affiliated long-term care facilities during 1995. Revenues generated by providing these services increased by $1,211,000, from $2,141,000 in the first three months of 1996 to $3,352,000 in the first three months of 1997. The remaining $2,073,000, or 16.7% of such increase, is attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $135.08 during the first three months of 1996 to $145.52 during the first three months of 1997. Partially offsetting this increase was a reduction in occupancy at "same store" facilities from 91.4% during the first three months of 1996 to 91.1% during the first three months of 1997. The average occupancy rate at all of the Company's facilities decreased from 91.3% during the first three months of 1996 to 91.2% during the first three months of 1997. The Company's quality mix of private, Medicare and insurance revenues was 59.7% for the three months ended March 31, 1997 as compared to 60.1% in the similar period of 1996. The slight decrease in the quality mix percentage was primarily due to the acquistion of the Harford Garden and Ohio facilities.

  FACILITY OPERATING EXPENSES. Facility operating expenses increased by $9,332,000, or 33.2%, from $28,120,000 in the first three months of 1996 to
$37,452,000 in the first three months of 1997. The acquisition of the Ohio Facilities accounted for $6,283,000, or 67.3% of the increase in facility operating expenses while Harford Gardens accounted for $414,000, or 4.4% of this increase. Operating expenses associated with additional non-affiliate therapy contracts increased from $1,995,000 during the first three months of 1996 to $3,034,000 during the first three months of 1997 and accounted for 11.1% of the increased costs. The remainder of the increase in facility operating expenses, approximately $1,596,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $669,000, or 38.9%, from $1,720,000 in the first three months of 1996 to $2,389,000 in the first three months of 1997. This increase resulted from the acquisition of the Ohio Facilities, the expansion of regional and corporate support, and additional travel and consulting expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the first quarter of 1996, such reimbursements totaled $185,000 compared to $177,000 during the first quarter of 1997.

  SPECIAL COMPENSATION AND OTHER. In connection with the Offering and corporate reorganization, the Company recorded $515,000 of non- recurring charges in the first three months of 1996. Substantially all of these non-recurring expenses consisted of compensation earned by a key member of management in connection with the corporate restructuring which preceded the Offering.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $539,000 in the first three months of 1996 to $922,000 in the first three months of 1997 primarily as a result of the acquisition of the Ohio facilities.

  FACILITY RENT. Facility rent expense for the first three months increased by $77,000 from $2,545,000 in 1996 to $2,622,000 in 1997. The increase in rent expense is the result of the acquisition of Harford Gardens on March 1, 1997.

  INTEREST EXPENSE, NET. Interest expense, net, increased from $975,000 in the first three months of 1996 to $1,392,000 in the first three months of 1997. This net increase is due to additional interest expense resulting from the acquisition of the Ohio Facilities partially offset by reduced interest following the repayment of $25,000,000 of long-term debt in June 1996, using proceeds from the Offering.

  LOSS ON INVESTMENT IN LIMITED PARTNERSHIP. The Company accounts for its investment in Bowie Center Limited Partnership using the equity method. The Company recorded a loss of $127,000 in the first three months of 1996 as compared to income of $31,000 during the first three months of 1997 in connection with this investment.

  INCOME TAXES. Prior to the date of the Offering, the Company's financial statements do not include a provision for Federal or state income taxes because the Predecessor Entities were not subject to Federal or state income taxation. Income taxes for the first three months of 1997 totaled $959,000.

  NET INCOME. Net income was $205,000 in the first three months of 1996 as compared to income of $1,502,000 in the first three months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

 The Company has historically financed its operations and acquisitions growth through a combination of mortgage financing and operating leases. Leased facilities are leased from either the seller of the facilities or from a real estate investment trust which has purchased the facilities from the seller. In addition, in 1996 the Company financed the acquisition of the Ohio Facilities from the seller by means of a lease which is accounted for as a capital lease for financial reporting purposes. The Company's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. The Company expects that various forms of leasing arrangements will continue to provide it with an attractive form of financing to support its growth. In April of 1997, the Company obtained a three-year $25 million revolving credit facility from a commercial bank. Borrowings under this facility will be used to provide working capital for existing operations and acquisitions and to finance a portion of future acquisitions. From time to time, the Company expects to pursue certain expansion and new development opportunities associated with existing facilities. In connection with a Certificate of Need received by its Ocala facility, the Company expects to commence construction of a sixty-bed addition and a rehabilitation therapy area during 1997. The costs of this project are estimated to be approximately $2,800,000. The Company has been and will continue to be dependent on third-party financing to fund its acquisition strategy, and there can be no assurances that such financings will be available to the Company on acceptable terms, or at all. The Company expects that cash on hand and generated through operations, as well as funds available through the credit facility will be sufficient to meet its operating requirements through the remainder of 1997.

The Company had two mortgage loans outstanding as of March 31, 1997. One mortgage loan had an outstanding principal balance of $16,574,000, of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during a twelve-month base period. As of March 31, 1997, the Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,593,000, of which $1,338,000 is due in 2010. This mortgage matures bears interest at 14% per annum.

The Company's operating activities during the first three months of 1996 generated net cash of $1,097,000 as compared to a net use of cash of $480,000 in 1997, a decrease of $1,577,000. Most of the reduction in cash provided by operations was the net result of increases in accounts receivable, prepaid and other current assets and accruals relating to acquisitions.

Net cash generated by investing activities was $224,000 during the first three months of 1996 as compared to $537,000 used in 1997. In each period the primary use of invested cash related to additions to property and equipment ($504,000 in 1996 compared to $848,000 in 1997) and additions to deferred financing costs associated with acquired facilities ($696,000 in 1996 compared to $1,186,000 in 1997). Additionally, in 1996 the Company received $3,000,000 in refunded acquisition deposits (made in 1995) in connection with two groups of facilities which it was negotiating to acquire. The Company began leasing the first group of facilities (the New Hampshire Facilities) on January 1, 1996 and received a $1,000,000 deposit back upon the closing of the transaction. The Company's offer to lease the second group of facilities was rescinded by the Company and it received its $2,000,000 deposit back in March 1996. The Company had borrowed $2,000,000 in 1995 from an affiliate to pay this acquisition deposit and repaid the affiliate in March 1996.

Net cash used by financing activities was $31,478,000 in 1996 as compared to $950,000 in 1997. During the first half of 1996, the company received a cash lease inducement from the landlord of $3,685,000 in connection with the leasing of the New Hampshire Facilities. During the first three months of 1996 the Company also received $803,000 from the sale of equity interests to an officer and a director of the Company and paid a liquidating distribution of $33,727,000 to the KYP Unitholders. Also, as noted above, during the first quarter of 1996 the Company repaid a $2,000,000 advance from an affiliate. The Company had borrowed these funds in order to make an acquisition deposit. During the first three months of 1997, the Company made principal payments of $909,000 in connection with capital lease obligations associated with the Ohio Facilities.

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

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                NUMBER                 DESCRIPTION
                10.1                   Credit Agreement, dated as of April 14,
                                       1997, among Harborside Healthcare
                                       Corporation and the other Borrowers
                                       specified therein, the Lenders party
                                       thereto and the Chase Manhattan Bank, as Aministrative Agent
                27.1                   Financial Data Schedule

            (b) Reports on 8-K
                None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Harborside Healthcare Corporation



                         By:   /s/ Stephen L. Guillard
                               -------------------------------------------------
                               Stephen L. Guillard
                               Chairman, President, and Chief Executive Officer


                         By:   /s/ William H. Stephan
                               -------------------------------------------------
                               William H. Stephan
                               Senior Vice President and Chief Financial Officer









DATE:  May 13, 1997