Form 10-Q
period 1997-06-30
HARBORSIDE HEALTHCARE CORP
filed 1997-08-13
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended           June 30, 1997
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                        ------------------   ------------------


                         Commission file number 01-14358
                                                --------

                       Harborside Healthcare Corporation
 ------------------------------------------------------------------------------

          Delaware                                      04-3307188
 ------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
 incorporation or organization)

    470 Atlantic Avenue, Boston, Massachusetts             02210
-------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

                                 (617) 556-1515
-------------------------------------------------------------------------------
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

Number of shares of common stock, par value $0.01 per share outstanding as of August 13, 1997: 8,001,999.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                Table of Contents
                                                                           Page
                                                                           ----

Part I.        Financial Information

               Condensed Consolidated Balance Sheets
                  December 31, 1996 and June 30, 1997                         3

               Condensed Consolidated Statements of Operations
                  For the Three Months and Six Months Ended
                  June 30, 1996 and 1997                                      4

               Condensed Consolidated Statements of Changes
                  in Stockholders' Equity
                  For the Six  Months Ended June 30, 1997                     5

               Condensed Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 1996 and 1997             6

               Notes to Condensed Consolidated Financial Statements           7

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

Part II        Other Information                                             16

               Signatures                                                    17

                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)


                                                      December 31,       June 30,
                                                         1996              1997
                                                      -----------        --------
                      ASSETS                                            (Unaudited)
Current assets:
 Cash and cash equivalents                             $  9,722            $ 10,694
 Accounts receivable, net of allowances for doubtful
   accounts of $1,860 and $1,700,  respectively          22,984              27,561
 Prepaid expenses and other                               3,570               6,086
 Demand note due from limited partnership                 1,369                --
 Deferred income taxes                                    1,580               1,580
                                                       --------            --------
   Total current assets                                  39,225              45,921
Restricted cash                                           3,751               3,827
Investment in limited partnership                           256                 193
Property and equipment, net                              95,187              94,287
Intangible assets, net                                    3,004               4,147
Deferred income taxes                                       376                 376
                                                       --------            --------
   Total assets                                        $141,799            $148,751
                                                       ========            ========

                    LIABILITIES
Current liabilities:
 Current maturities of long-term debt                  $    169            $    178
 Current portion of capital lease obligation              3,744               3,771
 Accounts payable                                         6,011               6,328
 Employee compensation and benefits                       8,639              10,217
 Other accrued liabilities                                2,177               3,293
 Accrued interest                                            19                  84
 Current portion of deferred income                         368                 369
 Income taxes payable                                     1,272                 567
                                                       --------            --------
   Total current liabilities                             22,399              24,807
Long-term portion of deferred income                      2,948               2,763
Long-term portion of capital lease obligation            53,533              53,090
Long-term debt                                           18,039              20,116
                                                       --------            --------
   Total liabilities                                     96,919             100,776
                                                       --------            --------

           STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 shares
     authorized, 8,000,000 shares issued
     and outstanding                                         80                  80
Additional paid-in capital                               48,340              48,340
Accumulated deficit                                      (3,540)               (445)
                                                      ---------           ---------
    Total stockholders' equity                           44,880              47,975
                                                      ---------           ---------
    Total liabilities and stockholders' equity        $ 141,799           $ 148,751
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                (dollars in thousands, except per share amounts)



                                           For the three months ended   For the six months ended
                                                    June 30,                    June 30,
                                          ---------------------------   --------------------------
                                                 1996           1997           1996           1997
                                          -----------    -----------    -----------    -----------
Total net revenues                        $    36,872    $    50,292    $    71,803    $    97,676
                                          -----------    -----------    -----------    -----------

Expenses:
  Facility operating                           29,806         40,142         57,926         77,517
  General and administrative                    1,710          2,257          3,430          4,723
  Service charges paid to affiliate               180            177            365            354
  Special compensation and other                1,201           --            1,716           --
  Depreciation and amortization                   576            960          1,115          1,882
  Facility rent                                 2,553          2,687          5,098          5,309
                                          -----------    -----------    -----------    -----------
    Total expenses                             36,026         46,223         69,650         89,785
                                          -----------    -----------    -----------    -----------

Income from operations                            846          4,069          2,153          7,891
Other:
  Interest expense, net                           835          1,364          1,810          2,756
  Loss on investment in
      limited partnership                         240             92            367             61
                                          -----------    -----------    -----------    -----------
Income (loss) before income taxes
      and extraordinary loss                     (229)         2,613            (24)         5,074
Income taxes (benefit)                           (400)         1,020           (400)         1,979
                                          -----------    -----------    -----------    -----------
Income before extraordinary loss                  171          1,593            376          3,095
Extraordinary loss on early  retirement
      of debt, net of taxes of $843            (1,318)          --           (1,318)          --
                                          -----------    -----------    -----------    -----------
Net income (loss)                         $    (1,147)   $     1,593    $      (942)   $     3,095
                                          ===========    ===========    ===========    ===========

Net income per share                                     $      0.20                   $      0.39
                                                         ===========                   ===========

Pro forma data:
  Historical loss before income
    taxes and extraordinary loss         $       (229)                  $       (24)
  Pro forma income taxes (benefit)               (489)                         (409)
                                          -----------                   -----------
  Pro forma income before
    extraordinary loss                            260                           385
 Extraordinary loss, net                       (1,318)                       (1,318)
                                          -----------                   -----------
 Pro forma net loss                       $    (1,058)                  $      (933)
                                          ===========                   ===========

Pro forma net income (loss) per share:
 Pro forma income before
    extraordinary loss                    $      0.05                   $      0.08
 Extraordinary loss, net                        (0.26)                        (0.28)
                                          -----------                   -----------
 Pro forma net loss                       $     (0.21)                  $     (0.20)
                                          ===========                   ===========

  Weighted average number of
    common and common equivalent shares
    used in per share computations          5,092,000      8,028,000      4,760,000      8,026,000



   The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)

                                                            Additional
                                              Common          Paid-In      Accumulated
                                              Stock           Capital       Deficit            Total
                                              ------        ----------     -----------        -------
Stockholders' equity, December 31, 1996        $80           $48,340       $ (3,540)          $44,880

Net income for the six  months ended
   June 30, 1997                                 --               --          3,095             3,095
                                              -------        --------      --------            ------

Stockholders' equity, June 30, 1997             $80          $48,340        $ (445)            47,975
                                                ===          =======        =======            ======




   The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                             (dollars in thousands)


                                               For the six months ended June 30,
                                               ---------------------------------
                                                            1996       1997
                                                        ---------   --------
Operating activities:
 Net income (loss)                                      $   (942)   $  3,095
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Minority interest                                        234        --
    Extraordinary loss,  net                               1,318        --
    Depreciation of property and equipment                   940       1,712
    Amortization of intangible assets                        175         170
    Amortization of deferred income                         (181)       (184)
    Loss from investment in limited partnership              367          61
    Amortization of loan costs and fees                       67          44
    Deferred interest                                        (57)       --
    Common stock grant                                       225        --
    Accretion of interest on capital lease obligation       --         1,419
    Other                                                      2           2
                                                        --------    --------
                                                           2,148       6,319
Changes in operating assets and liabilities:
 (Increase) in accounts receivable                        (3,642)     (4,577)
 (Increase) in prepaid expenses and other                    912      (2,516)
 (Increase) in deferred income taxes                        (400)       --
 (Decrease) in accounts payable                            1,283         317
 Increase in employee compensation and benefits            1,863       1,578
 Increase in accrued interest                                238          65
 (Decrease) increase in other accrued liabilities          1,857       1,116
 Increase in income taxes payable                           --          (705)
                                                        --------    --------
  Net cash provided by operating activities                4,259       1,597
                                                        --------    --------

Investing activities:
 Additions to property and equipment                      (1,497)       (812)
 Additions to intangibles                                 (1,001)     (1,357)
 Transfers to restricted cash, net                          (842)        (76)
 Repayment of demand note                                   --         1,369
                                                        --------    --------
  Net cash used by investing activities                   (3,340)       (876)
                                                        --------    --------

Financing activities:
 Issuance of long-term debt                                 --         2,175
 Payment of long-term debt                               (25,175)        (89)
 Debt prepayment penalty                                  (1,517)       --
 Principal payments of capital lease obligation             --        (1,835)
 Note payable to an affiliate                             (2,000)       --
 Receipt of lease inducement                               3,685        --
 Dividend distribution                                      (140)       --
 Distribution to minority interest                       (33,727)       --
 Purchase of equity interests                                803        --
 Proceeds of initial public offering, net                 37,731        --
                                                        --------    --------
  Net cash provided (used) by financing activities       (20,340)        251
                                                        --------    --------

Net increase (decrease) in cash and cash equivalents     (19,421)        972
Cash and cash equivalents, beginning of period            40,157       9,722
                                                        --------    --------
Cash and cash equivalents, end of period                $ 20,736    $ 10,694
                                                        ========    ========

Supplemental Disclosure:
  Interest paid                                         $  2,023    $  1,734
  Income taxes paid                                     $   0       $  2,684
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)


A. General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997, the results of its operations for the three-month and six-month periods ended June 30, 1997 and 1996 and its cash flows for the six-month periods ended June 30, 1997 and 1996. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


B.  Basis of Presentation

The Company was incorporated as a Delaware corporation on March 19, 1996 and was formed as a holding company, in anticipation of an initial public offering (the "Offering"), to combine under the control of a single corporation the operations of various business entities (the "Predecessor Entities") which were all under the majority control of several related stockholders. Immediately prior to the Offering, the Company executed an agreement (the "Reorganization Agreement") which resulted in the transfer of ownership of the Predecessor Entities to the Company prior to completion of the Offering in exchange for 4,400,000 shares of the Company's common stock. The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. On June 14, 1996, the Company completed the issuance of 3,600,000 shares of common stock through the Offering resulting in net proceeds to the Company (after deducting underwriters' commissions and other offering expenses) of $37,160,000. The consolidated financial statements include the accounts of Harborside Healthcare Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


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

The results of operations of the Partnership are summarized below:

                                                             For the six  months ended
                                                                     June 30,
                                                           -------------------------------
                                                                 1996               1997
                                                            --------------     -------------
     Net operating revenues                                    $3,806,000       $4,154,000
     Net operating expenses                                     4,053,000        3,967,000
     Net income (loss)                                           (490,000)         (82,000)


The financial position of the Partnership is as follows:
                                                                   As of June 30, 1997
                                                                  ---------------------
     Current assets                                                      $2,391,000
     Non-current assets                                                   4,815,000
     Current liabilities                                                    730,000
     Non-current liabilities                                              6,217,000
     Partners' equity                                                       259,000

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


F.  Acquisitions

As of July 1, 1996, a subsidiary of the Company began leasing four long-term care facilities in Ohio (the "Ohio Facilities"). The following unaudited pro forma condensed consolidated statement of earnings presents the condensed results of operations of the Company after giving effect to the acquisition of the Ohio Facilities for the six month period ended June 30, 1996, as if this acquisition had occurred as of January 1, 1996. The pro forma financial results are not necessarily indicative of the actual results of operations which might have occurred or of the results of operations which may occur in the future.

                                                               For the six months ended June 30,
                                                               ---------------------------------
                                                                              1996
                                                                              ----
     Total net revenues                                                    $ 88,095
     Income before income taxes and extraordinary loss                           56
     Extraordinary loss on early retirement of debt, net                     (1,318)
     Net loss                                                                  (862)
     Pro forma net loss                                                        (884)
     Pro forma net loss per common share
          using 4,760,000 common and common
          common equivalent shares                                        $   (0.19)


On August 1, 1997, the Company completed the acquisition of four long-term care facilities with 401 beds. All four facilities are located in Massachusetts north of Boston and are expected to generate annualized revenues of approximately $18,500,000. The Company is leasing these facilities from a real estate investment trust for an initial period of ten years with eight consecutive five year renewal terms exercisable at the Company's option. In conjunction with the lease, the Company was granted an option to purchase the facilities as a group, which is exercisable one year before the end of the initial term and each renewal term. The purchase option is exercisable at the fair market value of the facilities at the time of exercise.




                                    continued

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                        (Combined prior to June 14, 1996)
                                   (Unaudited)



G. Long-term debt

In April of 1997, the Company obtained a three-year $25M revolving credit facility from a commercial bank. Borrowings under this facility are collateralized by patient accounts receivable and certain other assets. The facility matures in April 2000 and provides for prime or LIBOR interest rate options. The revolving credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and imposes certain limitations or prohibitions on the Company's ability to incur indebtedness, pay dividends, make investments or dispose of assets. As of June 30, 1997, $2,000,000 was outstanding on the facility.

Item 2.
-------

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


OVERVIEW

Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast, the Midwest, New England and the Mid-Atlantic. As of June 30, 1997, the Company operated 31 facilities (13 owned and 18 leased) with a total of 3,864 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company-operated and non-affiliated facilities. As of June 30, 1997, the Company provided rehabilitation therapy services to patients at 52 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

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

The following table sets forth the number of facilities owned and leased by the Company and the number of licensed beds operated by the Company:

                                                                                         As of June 30,
                                                                        --------------------------------------------
                                                                               1996                    1997
                                                                               ----                    ----
Facilities:
    Owned (1)                                                                       9                     13
    Leased                                                                         17                     18
                                                                               ------                 ------
         Total                                                                     26                     31
                                                                               ======                 ======

Licensed beds:
    Owned (1)                                                                  1,028                   1,720
    Leased                                                                     1,980                   2,144
                                                                               -----                   -----
         Total                                                                 3,008                   3,864
                                                                               =====                   =====

(1) Includes the Larkin Chase Center, which is owned by Bowie Center Limited Partnership, a joint venture in which the Company has a 75% ownership interest and a non-affiliated investor has a 25% ownership interest.

The following table sets forth certain operating data for the periods indicated:

                                                            For the three months ended June 30,    For the six months ended June 30,
                                                            -----------------------------------    ---------------------------------
                                                                1996                1997                1996               1997
                                                                ----                ----                ----                ----
Patient days:
   Private and other                                             75,561              89,477             150,609             176,161
   Medicare                                                      23,721              33,062              47,217              66,968
   Medicaid                                                     144,352             189,113             288,082             370,365
                                                                -------             -------             -------             -------
          Total                                                 243,634             311,652             485,908             613,494
                                                                =======             =======             =======             =======

Average Occupancy rate (1)                                         92.7%               91.5%               92.4%               91.9%


Total net
   revenues:
          Private and other                                      36.4%               33.1%               36.5%               33.5%
          Medicare                                               26.2%               28.4%               26.3%               28.7%
          Medicaid                                               37.4%               38.5%               37.2%               37.8%
                                                                 -----              ------               -----               -----
                Total                                           100.0%              100.0%              100.0%              100.0%
                                                                ======              ======              ======              ======


(1) "Average occupancy rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated.


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

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1997

  Total Net Revenues. Total net revenues increased by $13,420,000 or 36.4%, from $36,872,000 in the second quarter of 1996 to $50,292,000 in the second quarter of 1997. This increase resulted primarily from the acquisition of four Ohio Facilities on July 1, 1996 and the acquisition of the Harford Gardens facility on March 1, 1997, the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $9,068,000 or 67.6% of the increase resulted from the operation of the Ohio Facilities and $1,715,000 or 12.8% of the increase resulted from the operation of the Harford Gardens facility. The Company began providing rehabilitation therapy services at non-affiliated long-term care facilities during 1995. Revenues generated by providing these services increased by $1,211,000, from $2,704,000 in the second quarter of 1996 to $3,915,000 in the second quarter of 1997. The remaining $1,426,000, or 10.6% of such increase, is attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $139.61 during the second quarter of 1996 to $149.37 during the second quarter of 1997. Partially offsetting this increase was a reduction in occupancy at "same store" facilities from 92.7% during the second quarter of 1996 to 90.9% during the second quarter of 1997. The average occupancy rate at all of the Company's facilities decreased from 92.7% during the second quarter of 1996 to 91.5% during the second quarter of 1997. The Company's quality mix of private, Medicare and insurance revenues was 62.6% for the three months ended June 30, 1996 as compared to 61.5% in the same period of 1997. The slight decrease in the quality mix percentage was primarily due to the acquisition of the Harford Garden facility.

  Facility Operating Expenses. Facility operating expenses increased by $10,336,000, or 34.7%, from $29,806,000 in the second quarter of 1996 to
$40,142,000 in the second quarter of 1997. The acquisition of the Ohio Facilities accounted for $6,903,000, or 66.8% of the increase in facility operating expenses while Harford Gardens accounted for $1,340,000, or 13.0% of this increase. Operating expenses associated with additional non-affiliate therapy contracts increased from $2,508,000 during the second quarter of 1996 to $3,374,000 during the second quarter of 1997 and accounted for 8.4% of the increased costs. The remainder of the increase in facility operating expenses, approximately $1,227,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $547,000, or 32.0% from $1,710,000 in the second quarter of 1996 to $2,257,000 in the second quarter of 1997. This increase resulted from the acquisition of the Ohio Facilities, the expansion of regional and corporate support, and additional travel and consulting expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the second quarter of 1996, such reimbursements totaled $180,000 compared to $177,000 during the second quarter of 1997.

  Special Compensation and Other. In connection with the Offering and corporate reorganization, the Company recorded $1,201,000 of non-recurring charges in the second quarter of 1996. Of this amount, $1,086,000 consisted of compensation earned by key members of management as a result of the successful Offering.

  Depreciation and Amortization. Depreciation and amortization increased from $576,000 in the second quarter of 1996 to $960,000 in the second quarter of 1997 primarily as a result of the acquisition of the Ohio facilities.

  Facility Rent. Facility rent expense for the second quarter increased by $134,000 from $2,553,000 in 1996 to $2,687,000 in 1997. The increase in rent expense is primarily the result of the acquisition of Harford Gardens on March 1, 1997.

  Interest Expense, net. Interest expense, net, increased from $835,000 in the second quarter of 1996 to $1,364,000 in the second quarter of 1997. This net increase is due to additional interest expense resulting from the acquisition of the Ohio Facilities partially offset by reduced interest following the repayment of $25,000,000 of long-term debt in June 1996, using proceeds from the Offering.

  Loss on Investment in Limited Partnership. The Company accounts for its investment in Bowie Center Limited Partnership using the equity method. The Company recorded a loss of $240,000 in the second quarter of 1996 as compared to loss of $92,000 during the second quarter of 1997 in connection with this investment.

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

  Income Tax Benefit. Income taxes increased from a benefit of $400,000 in the second quarter of 1996 to an expense of $1,020,000 in the second quarter of 1997. Prior to the date of the Offering, the Company's financial statements do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not subject to Federal or state income taxation. The contribution of the Predecessor Entities' interests which occurred as part of a corporate reorganization contemporaneously with the Offering, caused the Company to recognize a non-recurring tax benefit of $400,000 as a result of inherited book-tax differences. The Company's consolidated financial statements for periods prior to the date of the Offering include a pro forma income tax expense (calculated as 39% of historical income before taxes) for each period presented, as if the Predecessor Entities had previously been tax-paying entities.

  Net Income (Loss). Net loss was $1,147,000 in the second quarter of 1996 as compared to income of $1,593,000 in the second quarter of 1997.


  Six  Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1997

  Total Net Revenues. Total net revenues increased by $25,873,000 or 36.0%, from $71,803,000 in the first half of 1996 to $97,676,000 in the first half of 1997. This increase resulted primarily from the acquisition of four Ohio Facilities on July 1, 1996 and the acquisition of the Harford Gardens facility on March 1, 1997, the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $17,624,000 or 68.1% of the increase resulted from the operation of the Ohio Facilities and $2,327,000 or 9.0% of the increase resulted from the operation of the Harford Gardens facility. The Company began providing rehabilitation therapy services at non-affiliated long-term care facilities during 1995. Revenues generated by providing these services increased by $2,182,000, from $5,085,000 in the first half of 1996 to $7,267,000 in the first half of 1997. The remaining $3,740,000, or 14.5% of such increase, is attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $136.75 during the first half of 1996 to $146.89 during the first half of 1997. Partially offsetting this increase was a reduction in occupancy at "same store" facilities from 92.4% during the first half of 1996 to 91.5% during the first half of 1997. The average occupancy rate at all of the Company's facilities decreased from 92.4% during the first half of 1996 to 91.9% during the first half of 1997. The Company's quality mix of private, Medicare and insurance revenues was 62.8% for the six months ended June 30, 1996 as compared to 62.2% in the same period of 1997. The slight decrease in the quality mix percentage was primarily due to the acquisition of the Harford Garden and Ohio facilities.

  Facility Operating Expenses. Facility operating expenses increased by $19,591,000, or 33.8%, from $57,926,000 in the first half of 1996 to $77,517,000 in the first half of 1997. The acquisition of the Ohio Facilities accounted for $13,186,000, or 67.3% of the increase in facility operating expenses while Harford Gardens accounted for $1,754,000, or 9.0% of this increase. Operating expenses associated with additional non-affiliate therapy contracts increased from $4,479,000 during the first half of 1996 to $6,408,000 during the first half of 1997 and accounted for 9.9% of the increased costs. The remainder of the increase in facility operating expenses, approximately $2,722,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $1,293,000, or 37.7%, from $3,430,000 in the first half of 1996 to $4,723,000 in the first half of 1997. This increase resulted from the acquisition of the Ohio Facilities, the expansion of regional and corporate support, and additional travel and consulting expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the second quarter of 1996, such reimbursements totaled $365,000 compared to $354,000 during the second quarter of 1997.

  Special Compensation and Other. In connection with the Offering and corporate reorganization, the Company recorded $1,716,000 of non-recurring charges in the first half of 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the corporate restructuring which preceded the Offering.

  Depreciation and Amortization. Depreciation and amortization increased from $1,115,000 in the first half of 1996 to $1,882,000 in the first half of 1997 primarily as a result of the acquisition of the Ohio facilities.

  Facility Rent. Facility rent expense for the first half increased by $211,000 from $5,098,000 in 1996 to $5,309,000 in 1997. The increase in rent expense is primarily the result of the acquisition of Harford Gardens on March 1, 1997.

  Interest Expense, net. Interest expense, net, increased from $1,810,000 in the first half of 1996 to $2,756,000 in the first half of 1997. This net increase is due to additional interest expense resulting from the acquisition of the Ohio Facilities partially offset by reduced interest following the repayment of $25,000,000 of long-term debt in June 1996, using proceeds from the Offering.

  Loss on Investment in Limited Partnership. The Company accounts for its investment in Bowie Center Limited Partnership using the equity method. The Company recorded a loss of $367,000 in the first half of 1996 as compared to a loss of $61,000 during the first half of 1997 in connection with this investment.

   Extraordinary Loss on Early Retirement of Debt. During the second quarter of 1996, the Company repaid $25,000,000 of long-term debt using proceeds from the Offering. In connection with this early repayment, the Company recorded an extraordinary loss of $2,161,000 ($1,318,000, net of related tax benefit) as the result of a prepayment penalty paid to the lender and the write-off of deferred financing costs.

  Income Tax Benefit. Income taxes increased from a benefit of $400,000 in the first half of 1996 to an expense of $1,979,000 in the first half of 1997. Prior to the date of the Offering, the Company's financial statements do not include a provision for Federal or state income taxes because the Predecessor Entities were not subject to Federal or state income taxation. The contribution of the Predecessor Entities' interests as part of the Company's corporate reorganization caused the Company to recognize a non-recurring tax benefit of $400,000 as a result of inherited book-tax differences.

   Net Income (Loss). Net loss was $942,000 in the first half of 1996 as compared to income of $3,095,000 in the first half of 1996.


LIQUIDITY AND CAPITAL RESOURCES

 The Company has historically financed its operations and acquisitions growth through a combination of mortgage financing and operating leases. Leased facilities are leased from either the seller of the facilities or from a real estate investment trust which has purchased the facilities from the seller. In addition, in 1996 the Company financed the acquisition of the Ohio Facilities from the seller by means of a lease which is accounted for as a capital lease for financial reporting purposes. The Company's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. The Company expects that various forms of leasing arrangements will continue to provide it with an attractive form of financing to support its growth. In April of 1997, the Company obtained a three-year $25 million revolving credit facility from a commercial bank. Borrowings under this facility will be used to provide working capital for existing operations and acquisitions and to finance a portion of future acquisitions. From time to time, the Company expects to pursue certain expansion and new development opportunities associated with existing facilities. In connection with a Certificate of Need received by its Ocala facility, the Company expects to commence construction of a sixty-bed addition and a rehabilitation therapy area during 1997. The costs of this project are estimated to be approximately $4,200,000. The Company has been and will continue to be dependent on third-party financing to fund its acquisition strategy, and there can be no assurances that such financings will be available to the Company on acceptable terms, or at all. The Company expects that cash on hand and generated through operations, as well as funds available through the credit facility will be sufficient to meet its operating requirements through the remainder of 1997.

The Company had three mortgage loans outstanding as of June 30, 1997. One mortgage loan had an outstanding principal balance of $16,537,000, of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during a twelve-month base period. The Company's other mortgage loans, which are encumbered by specific facilities, had aggregate principal balances of $1,755,807 at June 30, 1997, of which $1,338,000 is due in 2010.

The Company's operating activities during the first half of 1996 generated net cash of $4,259,000 as compared to $1,597,000 in 1997, a decrease of $2,662,000.
Most of the reduction in cash provided by operations was the net result, most of which resulted from acquisitions of increases in accounts receivable and prepaid expenses and other assets, most of which resulted from acquisitions.

Net cash used by investing activities was $3,340,000 during the first half of 1996 as compared to $876,000 used in 1997. The primary use of invested cash during these periods related to additions to property and equipment ($1,497,000 in 1996 compared to $812,000 in 1997), additions to intangible assets ($1,001,000 in 1996 compared to $1,357,000 in 1997) and the repayment of demand note in 1997 of $1,369,000.

Net cash provided (used) by financing activities was a use of $20,340,000 in 1996 as compared to $251,000 provided in 1997. The early retirement of debt and the incurrence of a related prepayment penalty required the use of $26,517,000 in 1996. During the first half of 1996, the Company received $37,731,000 in net proceeds from the Offering and a cash lease inducement of $3,685,000 from the landlord in connection with the leasing of the New Hampshire Facilities.
During 1996 the Company also received $803,000 from the sale of equity interests to an officer and a director of the Company. In March of 1996 a liquidating distribution of $33,727,000 was paid to the Unitholders.


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


Item 1.     Legal Proceedings
                None

Item 2.     Changes in Securities
                None

Item 3.    Defaults upon Senior Securities
                None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Stockholders was held on May 14, 1997. At the meeting, Stephen L. Guillard and David F. Benson were elected to the board of directors for three-year terms with 7,807,360 votes cast in favor and 9,200 votes cast against each of the two directors. Robert T. Barnum, Robert M. Bretholtz, Laurence Gerber and Douglas Krupp continue to serve their terms of office following the meeting.


Item 5.     Other Information
                None

Item 6.     Exhibits and Reports on Form 8-K

               (a) Exhibits

                    Number                                Description
                    ------                                -----------



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



                        Harborside Healthcare Corporation



                      By:      /s/ Stephen L. Guillard
                               --------------------------------
                               Stephen L. Guillard
                               Chairman, President, and Chief Executive Officer

                      By:      /s/ William H. Stephan
                               --------------------------------
                               William H. Stephan
                               Senior Vice President and Chief Financial Officer









DATE:       August 13, 1997