Form 10-Q/A
period 1997-06-30
HARBORSIDE HEALTHCARE CORP
filed 1997-08-21
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended           June 30, 1997
                                        ---------------------------------------

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Company's Quarterly Report on Form 10-Q is to restate the Company's response to Item 4 of Part II of the Report in its entirety.


Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Stockholders was held on May 14, 1997. At the meeting, Stephen L. Guillard and David F. Benson were elected to the board of directors for three-year terms with 7,807,360 votes cast in favor and 9,200 votes cast against each of the two directors. Robert T. Barnum, Robert M. Bretholtz, Sally W. Crawford, Laurence Gerber and Douglas Krupp continue to serve their terms of office following the meeting.

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




DATE:       August 18, 1997