Form 10-Q
period 1997-09-30
HARBORSIDE HEALTHCARE CORP
filed 1997-11-14
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     ------

                                   FORM 10-Q

(MARK ONE)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               -------------------  ----------------------------



                         Commission file number 01-14358
                                                --------

                        Harborside Healthcare Corporation
--------------------------------------------------------------------------------
             Delaware                                    04-3307188
--------------------------------------------------------------------------------
   State or jurisdiction of                  (IRS employer identification no.)
  incorporation or organization)


470 Atlantic Avenue, Boston, Massachusetts                 02210
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (617) 556-1515
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No   X
                                       -----     -----

Number of shares of common stock, par value $0.01 per share outstanding as of November 4, 1997: 8,005,165.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                        Page

Part I.     Financial Information

            Condensed Consolidated Balance Sheets
               December 31, 1996 and September 30, 1997                   3

            Condensed Consolidated Statements of Operations
               For the Three Months and Nine Months Ended
               September 30, 1996 and 1997                                4

            Condensed Consolidated Statements of Changes
               in Stockholders Equity for the Nine Months
               Ended September 30, 1997                                   5

            Condensed Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 1996 and 1997      6

            Notes to Condensed Consolidated Financial Statements          7

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10

Part II     Other Information                                            17

            Signatures                                                   18

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)


                                                                      December 31,      September 30,
                                                                         1996                1997
                                                                      ------------      -------------
                   ASSETS                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                            $   9,722            11,934
  Accounts receivable, net of allowances for doubtful
    accounts of $1,860 and $2,102,  respectively                          22,984            28,315
  Prepaid expenses and other                                               3,570             6,694
  Demand note due from limited partnership                                 1,369               -
  Deferred income taxes                                                    1,580             1,580
                                                                       ---------          --------
    Total current assets                                                 39,225             48,523
 Restricted cash                                                           3,751             4,095
 Investment in limited partnership                                       256 128
 Property and equipment, net                                              95,187            94,753
 Intangible assets, net                                                    3,004             7,383
 Deferred income taxes                                                       376               376
                                                                       ---------         ---------
    Total assets                                                       $ 141,799         $ 155,258
                                                                       =========         =========

                   LIABILITIES
Current liabilities:
  Current maturities of long-term debt                                 $     169         $    182
  Current portion of capital lease obligation                              3,744            3,847
  Accounts payable                                                         6,011            4,323
  Employee compensation and benefits                                       8,639            9,875
  Other accrued liabilities                                                2,177            5,650
  Accrued interest                                                            19              172
  Current portion of deferred income                                         368              605
  Income taxes payable                                                     1,272              831
                                                                       ---------         --------
    Total current liabilities                                             22,399           25,485
 Long-term portion of deferred income                                      2,948            3,718
 Long-term portion of capital lease obligation                            53,533           52,665
 Long-term debt                                                           18,039           23,666
                                                                       ---------         --------
    Total liabilities                                                     96,919          105,534
                                                                       ---------         --------

                   STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 shares
  authorized, 8,000,000 and 8,005,165 shares
  issued and outstanding, respectively                                        80               80
Additional paid-in capital                                                48,340           48,397
Retained earnings                                                         (3,540)           1,247
                                                                       ---------        ---------
    Total stockholders' equity                                            44,880           49,724
                                                                       ---------        ---------
    Total liabilities and stockholders' equity                         $ 141,799        $ 155,258
                                                                       =========        =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                (dollars in thousands, except per share amounts)
                                   ----------

                                            For the three months ended                For the nine months ended
                                                   September 30,                             September 30,
                                            ---------------------------             ----------------------------
                                               1996            1997                    1996              1997
                                               ----            -----                   ----              ----
Total net revenues                          $ 45,903         $ 57,964                 $117,706        $155,640
                                            --------         --------                 --------        --------
Expenses:
  Facility operating                          36,622           46,556                   94,548         124,073

  General and administrative                   1,985            2,756                    5,415           7,479
  Service charges paid to affiliate              161              177                      526             531
  Special compensation and other                 -                -                      1,716              -
  Depreciation and amortization                  915              989                    2,030           2,871
  Facility rent                                2,565            3,031                    7,663           8,340
                                            --------         --------                ---------        --------
    Total expenses                            42,248           53,509                  111,898         143,294
                                            --------         --------                ---------        --------

 Income from operations                        3,655            4,455                    5,808          12,346
Other:
  Interest expense, net                        1,383            1,614                    3,193           4,370
  Income (loss) on investment in
    limited partnership                          (40)              68                      327             129
                                            --------         --------                ---------        --------
Income before income taxes
  and extraordinary loss                       2,312            2,773                    2,288           7,847
Income taxes                                     902            1,081                      502           3,060
                                            --------         --------                ---------        --------
Income before extraordinary loss               1,410            1,692                    1,786           4,787
Extraordinary loss on early  retirement
  of debt, net of taxes of $843                   -               -                     (1,318)           -
                                            --------         --------                ---------        --------
                                                                                                          -
Net income                                  $  1,410         $  1,692                $     468        $  4,787
                                            ========         ========                =========        ========


Net income per share                        $   0.18         $   0.21                                 $   0.60
                                            ========         ========                                 ========

Pro forma data:
  Historical income before income
    taxes and extraordinary loss                                                     $   2,288
  Pro forma income taxes                                                                   492
                                                                                     --------
  Pro forma income before
   extraordinary loss                                                                    1,796
 Extraordinary loss, net                                                                (1,318)
                                                                                     ---------
 Pro forma net income                                                                $     478
                                                                                     =========
Pro forma net income  per share:
 Pro forma income before
    extraordinary loss                                                               $    0.31
 Extraordinary loss, net                                                                  0.23
                                                                                     ---------
 Pro forma net loss                                                                  $    0.08
                                                                                     =========

  Weighted average number of
    common and common equivalent shares
    used in per share computations          8,016,000        8,044,000               5,852,000       8,032,000

          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)
                                   ----------

                                                           Additional
                                               Common        Paid-In       Retained
                                                Stock        Capital       Earnings         Total
                                                -----        -------       --------         -----
Stockholders' equity, December 31, 1996        $    80       $48,340       $(3,540)       $44,880

Exercise of stock options                         --              57          --               57

Net income for the nine  months ended
   September 30, 1997                             --            --           4,787          4,787
                                               -------       -------       -------        -------

Stockholders' equity, September 30, 1997       $    80       $48,397       $ 1,247        $49,724
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)
                             (dollars in thousands)

                                                        For the nine months
                                                        ended September 30,
                                                        -------------------
                                                          1996         1997
                                                       --------    --------
Operating activities:
 Net income                                            $    468    $  4,787
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Minority interest                                         234        --
  Extraordinary loss,  net                                1,318        --
  Depreciation of property and equipment                  1,770       2,568
  Amortization of intangible assets                         260         303
  Amortization of deferred income                          (271)       (291)
  Loss from investment in limited partnership               327         129
  Amortization of loan costs and fees                        87          66
  Deferred interest                                         (86)       --
  Common stock grant                                        225        --
  Accretion of interest on capital lease obligation         710       2,185
  Other                                                       1        --
                                                       --------    --------
                                                          5,043       9,747
Changes in operating assets and liabilities:
  (Increase) in accounts receivable                     (11,126)     (5,331)
  (Increase) in prepaid expenses and other               (3,845)     (3,124)
  (Increase) in deferred income taxes                      (400)       --
  Increase (decrease) in accounts payable                 1,564      (1,688)
  Increase in employee compensation and benefits          4,444       1,236
  Increase (decrease) in accrued interest                    (6)        153
  Increase in other accrued liabilities                   1,327       3,473
  Increase (decrease) in income taxes payable               902        (441)
                                                       --------    --------
  Net cash provided (used) by operating activities       (2,097)      4,025
                                                       --------    --------

Investing activities:
  Additions to property and equipment                    (3,711)     (2,134)
  Additions to intangibles                               (1,009)     (4,749)
  Transfers to restricted cash, net                        (687)       (344)
  Repayment of demand note                                 --         1,369
  Net cash used by investing activities                  (5,407)     (5,858)

Financing activities:
  Issuance of long-term debt                               --         5,775
  Payment of long-term debt                             (25,248)       (135)
  Debt prepayment penalty                                (1,517)       --
  Principal payments of capital lease obligation           (873)     (2,950)
  Note payable to an affiliate                           (2,000)       --
  Receipt of cash in connection with lease                3,685       1,298
  Exercise of stock options                                --            57
  Dividend distribution                                    (140)       --
  Distribution to minority interest                     (33,727)       --
  Purchase of equity interests                              803        --
  Proceeds of initial public offering, net               37,731        --
                                                       --------    --------
Net cash provided (used) by financing activities        (21,286)      4,045
                                                       --------    --------
Net increase (decrease) in cash and cash equivalents    (28,790)      2,212
Cash and cash equivalents, beginning of period           40,157       9,722
                                                       --------    --------
Cash and cash equivalents, end of period               $ 11,367    $ 11,934
                                                       ========    ========

Supplemental Disclosure:
  Interest paid                                        $  3,173    $  2,561
                                                       ========    ========
  Income taxes paid                                    $   --      $  3,501
                                                       ========    ========
Noncash investing and financing activities:
  Property and equipment additions by capital lease    $ 57,625
                                                       ========    ========



          The accompanying notes are an integral part of the condensed condated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Combined prior to June 14, 1996)
                                   (Unaudited)

A. General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997, the results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and its cash flows for the nine-month periods ended September 30, 1997 and 1996. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included elsewhere in this report.


B.  Basis of Presentation

The Company was incorporated as a Delaware corporation on March 19, 1996 and was formed as a holding company, in anticipation of an initial public offering (the "Offering", to combine under the control of a single corporation the operations of various business entities (the "Predecessor Entities") which were all under the majority control of several related stockholders. Immediately prior to the Offering, the Company executed an agreement (the "Reorganization Agreement") which resulted in the transfer of ownership of the Predecessor Entities to the Company prior to completion of the Offering in exchange for 4,400,000 shares of the Company's common stock. The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. On June 14, 1996, the Company completed the issuance of 3,600,000 shares of common stock through the Offering resulting in net proceeds to the Company (after deducting underwriters' commissions and other offering expenses) of $37,160,000. The consolidated financial statements include the accounts of Harborside Healthcare Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


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

The results of operations of the Partnership are summarized below:

                                          For the nine months ended
                                          -------------------------
                                                September 30,
                                             1996           1997
                                         -----------    -----------
          Net operating revenues         $ 6,047,000    $ 6,258,000
          Net operating expenses           5,992,000      6,036,000
          Net income (loss)                 (437,000)      (172,000)

The financial position of the Partnership is as follows:

                                           As of September 30, 1997
                                           ------------------------
     Current assets                               $2,821,000
     Non-current assets                            4,771,000
     Current liabilities                           1,237,000
     Non-current liabilities                       6,184,000
     Partners' equity                                171,000

                                    continued

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                        (Combined prior to June 14, 1996)
                                   (Unaudited)

D.  Special Compensation and Other

During the first nine months of 1996, the Company incurred $1,716,000 of non-recurring expenses associated with its corporate reorganization and its initial public offering. Substantially all of these non-recurring expenses related to special compensation arrangements with key members of management in connection with the reorganization of the Company's ownership structure which preceded the completion of its initial public offering.


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


F.  Acquisitions

As of July 1, 1997, the Company acquired the assets of Access Rehabilitation ("Access"), a therapy company with headquarters in the Boston, Massachusetts area and servicing long-term care facilities in Florida, Massachusetts and Rhode Island. The Company acquired approximately $2,100,000 of accounts receivable and recognized approximately $2,186,000 of goodwill in connection with this acquisition.

As of August 1, 1997, the Company acquired four long-term care facilities with 401 beds in the Boston area. The Company financed this acquisition through an operating lease with a real estate investment trust (the "REIT"). The lease provides for annual rental payments of $1,576,000 in the initial twelve-month period and annual increases based on the changes in the consumer price index thereafter. The lease has an initial term of ten years and eight consecutive five-year renewal terms at the Company's option. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which option is exercisable at the end of the initial lease term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of the fair market value of the facilities at the time of exercise.

As of September 1, 1997, the Company acquired three long-term care facilities with 341 beds in the Dayton, Ohio area (the "Dayton Facilities"). The Company financed this acquisition through a synthetic leasing facility provided by the Company's bank group (see Note H).

As of July 1, 1996, a subsidiary of the Company began leasing four long-term care facilities in Ohio (the "Ohio Facilities").

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                        (Combined prior to June 14, 1996)
                                   (Unaudited)

F.   Acquisitions (continued)

The following unaudited pro forma condensed consolidated statement of earnings presents the condensed results of operations of the Company after giving effect to the acquisition of the Ohio Facilities and the Massachusetts Facilities for the nine month periods ended September 30, 1996 and 1997, as if these acquisitions had occurred as of January 1, 1996. The pro forma financial results are not necessarily indicative of the actual results of operations which might have occurred or of the results of operations which may occur in the future.


                                                     For the nine months
                                                   ended September 30, 1996
                                                   ------------------------
                                                       1996           1997
                                                       ----           ----
Total net revenues                                   $ 148,524    $ 166,742
Income before income taxes and extraordinary loss        3,295        8,531
Pro forma net income before extraordinary loss           2,410        5,205
Pro forma net income                                     1,092        5,205
Pro forma net income per common share
       using 5,852,000 and 8,032,000 common
       and common common equivalent shares           $    0.19     $   0.65

G.   Long-term debt

In April of 1997, the Company obtained a three-year $25,000,000 revolving credit facility (the "Credit Facility") from a commercial bank. On August 28, 1997, the Company amended the Credit Facility to add three additional banks as parties to the Credit Facility, extend the maturity date and made certain additional amendments to the terms of the agreement. Borrowings under this facility are collateralized by patient accounts receivable and certain other assets. The facility matures in September 2002 and provides for prime or LIBOR interest rate options. As of September 30, 1997, the interest rate for amounts outstanding under this facility was approximately 7.3%. The Credit Facility contains covenants which, among other things, require the Company to maintain certain financial ratios and imposes certain limitations or prohibitions on the Company's ability to incur indebtedness, pay dividends, make investments or dispose of assets. As of September 30, 1997, $5,600,000 was outstanding on the facility and was classified as long-term debt.

H.   Synthetic Leasing Facility

On August 28, 1997, the Company obtained a $25,000,000 synthetic leasing facility (the "Leasing Facility") from the same group of banks which provided the credit facility. The Company used most of the funds available through the Leasing Facility to acquire the Dayton Facilities in September 1997. Acquisitions made through the Leasing Facility are accounted for financial reporting purposes as operating leases with an initial lease term of five years. Annual rent for properties acquired through the Leasing Facility is determined based on the purchase price of the facilities acquired and an interest rate factor which can be based on LIBOR, or at the Company's option, the agent bank's prime rate. As of September 30, 1997, the interest rate for amounts outstanding under this facility was approximately 7.3%. The Company has the right to purchase faciliites acquired through the Leasing Facility for an amount equal to the purchase price paid by the banks at the date of acquisition. If the Company does not exercise its right to acquire properties acquired through the Leasing Facility, the Company has agreed to guarantee most of the purchase price paid by the banks.

                                    continued

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

OVERVIEW Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast, the Midwest, New England and the Mid-Atlantic. As of September 30, 1997, the Company operated 38 facilities (13 owned and 25 leased) with a total of 4,606 licensed beds. Additionally, the Company manages two facilities with 178 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company- operated and non-affiliated facilities. As of September 30, 1997, the Company provided rehabilitation therapy services to patients at 93 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

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

The following table sets forth the number of facilities owned and leased by the Company and the number of licensed beds operated by the Company:

                                         As of September 30,
                                   ------------------------------
Facilities:                         1996                     1997
                                   -----                     ----
   Owned (1)                          13                       13
   Lease                              17                       25
                                   -----                    -----
      Total (2)                       30                       38
                                   =====                    =====

Licensed beds:
   Owned (1)                       1,720                    1,720
   Leased                          1,980                    2,886
                                   -----                    -----
      Total (2)                    3,700                    4,606
                                   =====                    =====

(1) Includes the Larkin Chase Center, which is owned by Bowie Center Limited Partnership, a joint venture in which the Company has a 75% ownership interest and a non-affiliated investor has a 25% ownership interest.
(2)   In 1997, excludes 2 managed facilities with 178 licensed beds.

The following table sets forth certain operating data for the periods indicated:

                                    For the three months                For the nine months ended
                                      ended September 30,                    September 30,
                                  ---------------------------         ---------------------------
                                    1996               1997              1996             1997
                                  ---------         ---------         ---------         ---------
Patient days:
  Private and other                  92,863           100,782           243,476           276,943
  Medicare                           29,807            31,978            77,024            98,946
  Medicaid                          182,277           215,999           470,359           586,364
                                  ---------         ---------         ---------         ---------
      Total                         304,947           348,759           790,859           962,253
                                  =========         =========         =========         =========

Average Occupancy rate (1)             92.6%             92.0%             92.5%             91.9%

Total net revenues:
    Private and other                  35.1%             35.8%             36.0%             34.3%
   dicare                              25.9%             23.8%             26.1%             26.9%
  Medicaid                             39.0%             40.4%             37.9%             38.8%
                                  ---------         ---------         ---------         ---------
         Total                        100.0%            100.0%            100.0%            100.0%
                                  =========         =========         =========         =========

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

TOTAL NET REVENUES. Total net revenues increased by $12,061,000 or 26.3%, from $45,903,000 in the third quarter of 1996 to $57,964,000 in the third quarter of 1997. This increase resulted primarily from the acquisition of the Harford Gardens facility on March 1, 1997, the four Massachusetts facilities on August 1,1997 and the three Dayton, Ohio facilities on September 1, 1997; the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities; and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $1,954,000 or 16.2% of the increase resulted from the operation of the Harford Gardens facility, $3,149,000 or 26.1% of the increase resulted from the operation of the Massachusetts facilities and $1,104,000 or 9.2% of the increase resulted from the operation of the Dayton, Ohio facilities. The Company began providing rehabilitation therapy services at non-affiliated long-term care facilities during 1995. Revenues generated by providing rehabilitation therapy services at non-affiliated long-term care facilities increased by $2,751,000, from $2,946,000 in the third quarter of 1996 to $5,697,000 in the third quarter of 1997. The remaining $3,103,000 or 25.7% of such increase, is largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities and primarily due to increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $130.98 during the third quarter of 1996 to $138.64 during the third quarter of 1997. Partially offsetting this increase was a reduction in occupancy at "same store" facilities from 92.6% during the third quarter of 1996 to 91.8% during the third quarter of 1997. The average occupancy rate at all of the Company's facilities decreased from 92.6% during the third quarter of 1996 to 92.0% during the third quarter of 1997. The Company's quality mix of private, Medicare and insurance revenues was 61.0% for the three months ended September 30, 1996 as compared to 59.6% in the same period of 1997. The decrease in the quality mix percentage was primarily due to the acquisition of the Harford Gardens, Massachusetts and Dayton, Ohio facilities.

FACILITY OPERATING EXPENSES. Facility operating expenses increased by $9,934,000, or 27.1%, from $36,622,000 in the third quarter of 1996 to
$46,556,000 in the third quarter of 1997. The operation of Harford Gardens accounted for $1,458,000, or 14.7% of this increase, the operation of the Massachusetts facilities accounted for $2,324,000 or 23.4% and the operation of the Dayton, Ohio facilities accounted for $731,000 or 7.4%. Operating expenses associated with additional non-affiliate therapy contracts increased by $2,418,000, accounting for 24.3% of the total increase. The remainder of the increase in facility operating expenses, $3,003,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $771,000, or 38.8% from $1,985,000 in the third quarter of 1996 to $2,756,000 in the third quarter of 1997. This increase resulted from the acquisition of the new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the third quarter of 1996, such reimbursements totaled $161,000 compared to $177,000 during the third quarter of 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $915,000 in the third quarter of 1996 to $989,000 in the third quarter of 1997 primarily as a result of building improvements and investment in new computers and software.

FACILITY RENT. Facility rent expense for the third quarter increased by $466,000 from $2,565,000 in 1996 to $3,031,000 in 1997. The increase in rent expense is the result of the acquisition of new facilities in 1997.

INTEREST EXPENSE, NET. Interest expense, net, increased from $1,383,000 in the third quarter of 1996 to $1,614,000 in the third quarter of 1997. This net increase is primarily due to additional interest expense resulting from the acquisition of Access Rehabilitation on July 1, 1997.

LOSS ON INVESTMENT IN LIMITED PARTNERSHIP. The Company accounts for its investment in Bowie Center Limited Partnership using the equity method. The Company recorded income of $40,000 in the third quarter of 1996 as compared to loss of $68,000 during the third quarter of 1997 in connection with this investment.

INCOME TAX BENEFIT. Income tax expense increased from $902,000 in the third quarter of 1996 to $1,081,000 in the third quarter of 1997.

NET INCOME. Net income was $1,410,000 in the third quarter of 1996 as compared to income of $1,692,000 in the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 TOTAL NET REVENUES. Total net revenues increased by $37,934,000 or 32.2%, from $117,706,000 for the first nine months of 1996 to $155,640,000 for the first nine months of 1997. This increase resulted primarily from the acquisition of the four Ohio Facilities on July 1, 1996; the Harford Gardens facility on March 1, 1997, the four Massachusetts facilities on August 1,1997 and the three Dayton, Ohio facilities on September 1, 1997; and the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $17,624,000 or 46.5% of the increase resulted from the operation of the Ohio Facilities (during the period prior to July 1, 1997, at which time they became part of the Asame store@ facilities); $4,281,000 or 11.3% of the increase resulted from the operation of the Harford Gardens facility; $3,149,000 or 8.3% of the increase resulted from the operation of the Massachusetts facilities; and $1,104,000 or 2.9% of the increase resulted from the operation of the Dayton, Ohio facilities. Revenues generated by providing rehabilitation therapy services at non-affiliated long-term care facilities increased by $4,935,000, from $7,530,000 for the first nine months of 1996 to $12,465,000 for the first nine months of 1997. The remaining $6,841,000, or 18.0% of such increase, is largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $126.55 during the first nine months of 1996 to $134.60 during the first nine months of 1997. Partially offsetting this increase was a reduction in occupancy at "same store" facilities from 92.5% during the first nine months of 1996 to 91.3% during the first nine months of 1997. The average occupancy rate at all of the Company's facilities decreased from 92.5% during the first nine months of 1996 to 91.9% during the first nine months of 1997. The Company's quality mix of private, Medicare and insurance revenues was 62.1% for the nine months ended September 30, 1996 as compared to 61.2% in the same period of 1997. The slight decrease in the quality mix percentage was primarily due to the acquisition of new facilities.

FACILITY OPERATING EXPENSES. Facility operating expenses increased by $29,525,000, or 31.2%, from $94,548,000 for the first nine months of 1996 to
$124,073,000 for the first nine months of 1997. The operation of the Ohio Facilities accounted for $13,186,000, or 44.7% (during the period prior to July 1, 1997, at which time they became part of the "same store" facilities) of this increase, the operation of Harford Gardens accounted for $3,205,000, or 10.9% of this increase, the operation of the Massachusetts facilities accounted for $2,324,000 or 7.9% of this increase and the operation of the Dayton, Ohio facilities accounted for $731,000 or 2.5%. of this increase. Operating expenses associated with additional non-affiliate therapy contracts accounted for $4,486,000, or 15.2% , of the total increased in costs. The remainder of the increase in facility operating expenses, $5,593,000, is primarily due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $2,064,000, or 38.1%, from $5,415,000 for the first nine months of 1996 to $7,479,000 for the first nine months of 1997. This increase resulted from the acquisition of new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the first nine months of 1996, such reimbursements totaled $526,000 compared to $531,000 in 1997.

SPECIAL COMPENSATION AND OTHER. In connection with the Offering and corporate reorganization, the Company recorded $1,716,000 of non-recurring charges for the first nine months of 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the corporate restructuring which preceded the Offering.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2,030,000 for the first nine months of 1996 to $2,871,000 for the first nine months of 1997 primarily as a result of the acquisition of the Ohio facilities on July 1, 1996.

FACILITY RENT. Facility rent expense for the first nine months increased by $677,000 from $7,663,000 in 1996 to $8,340,000 in 1997. The increase in rent expense is due to the acquisition of new facilities.

INTEREST EXPENSE, NET. Interest expense, net, increased from $3,193,000 for the first nine months of 1996 to $4,370,000 for the first nine months of 1997. This net increase is primarily due to additional interest expense resulting from the acquisition of Access Rehabilitation on July 1, 1997.

LOSS ON INVESTMENT IN LIMITED PARTNERSHIP. The Company accounts for its investment in Bowie Center Limited Partnership using the equity method. The Company recorded a loss of $327,000 for the first nine months of 1996 as compared to a loss of $129,000 during the first nine months of 1997 in connection with this investment.

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

INCOME TAX BENEFIT. Income tax expense increased from $502,000 for the first nine months of 1996 to $3,060,000 for the first nine months of 1997. Prior to the date of the Offering, the Company's financial statements do not include a provision for Federal or state income taxes because the Predecessor Entities were not subject to Federal or state income taxation. The contribution of the Predecessor Entities interests as part of the Company's corporate reorganization caused the Company to recognize a non-recurring tax benefit of $400,000 during the second quarter of 1996 as a result of inherited book-tax differences.

NET INCOME. Net income was $468,000 for the first nine months of 1996 as compared to $4,787,000 for the first nine months of 1996.

 LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions growth through a combination of mortgage financing and operating leases. Leased facilities are leased from either the seller of the facilities or from a real estate investment trust which has purchased the facilities from the seller. In addition, in 1996 the Company financed the acquisition of the Ohio Facilities from the seller by means of a lease which is accounted for as a capital lease for financial reporting purposes. The Company's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. The Company expects that various forms of leasing arrangements will continue to provide it with an attractive form of financing to support its growth. In April of 1997, the Company obtained a three-year $25 million revolving credit facility from a commercial bank. Borrowings under this facility will be used to provide working capital for existing operations and acquisitions and to finance a portion of future acquisitions. During September 1997, the Company increased the number of commercial banks party to its revolving credit facility from one to four, amended certain terms of the revolving credit facility (including financial covenants) and extended its maturity date through September 1, 2002. Additionally, the Company also arranged a $25,000,000 synthetic leasing facility with the same group of commercial banks. The leasing facility will be used to finance the acquisition of long-term care facilities. Substantially all of the $25,000,000 commitment was used in connection with the acquisition of the Dayton facilities. The Company expects to expand its credit facilities as the need arises. From time to time, the Company expects to pursue certain expansion and new development opportunities associated with existing facilities. In connection with a Certificate of Need received by its Ocala facility, the Company commenced construction of a ninety-bed addition and a rehabilitation therapy area during the third quarter of 1997. The costs of this project are estimated to be approximately $4,200,000. The Company has been and will continue to be dependent on third-party financing to fund its acquisition strategy, and there can be no assurances that such financing will be available to the Company on acceptable terms, or at all. The Company expects that cash on hand and generated through operations, as well as funds available through the credit facilities will be sufficient to meet its operating requirements through the remainder of 1997.

At September 30, 1997, the Company had three mortgage loans outstanding for $18,248,000 and $5,600,000 in advances from its long-term revolving credit facility. One mortgage loan had an outstanding principal balance of $16,512,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during a twelve-month base period. The Company's other mortgage loans, which are encumbered by specific facilities, had aggregate principal balances of $1,736,000 at September 30, 1997, of which $1,338,000 is due in 2010.

The Company's operating activities during the first nine months of 1996 used net cash of $2,097,000 as compared to generating net cash of $4,025,000 in 1997, an increase of $6,122,000. Most of the increase in cash provided by operations was the result of increased net income combined with relatively smaller increases in accounts receivable.

Net cash used by investing activities was $5,407,000 during the first nine months of 1996 as compared to $5,858,000 used in 1997. The primary use of invested cash during these periods related to additions to property and equipment ($3,711,000 in 1996 compared to $2,134,000 in 1997), additions to intangible assets ($1,009,000 in 1996 compared to $4,749,000 in 1997) and the repayment of demand note in 1997 of $1,369,000.

Net cash provided used by financing activities was $21,286,000 in 1996 as compared to $4,045,000 provided in 1997. The early retirement of debt and the incurrence of a related prepayment penalty required the use of $26,517,000 in 1996. During the first nine months of 1996, the Company received $37,731,000 in net proceeds from the Offering and a cash payment of $3,685,000 from the landlord in connection with the leasing of the New Hampshire Facilities. During 1996 the Company also received $803,000 from the sale of equity interests to an officer and a director of the Company. In March of 1996 a liquidating distribution of $33,727,000 was paid to the Unitholders. During 1997, the Company borrowed $5,600,000 from its revolving credit facility, most of which was used to finance the acquisition of Access Rehabilitation, made principal payments of $2,950,000 on its capital lease obligation and received cash payments totaling $1,298,000 from its landlords in connection with the lease of the Massachusetts and Dayton Facilities.

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

6. The Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or de-certification from Medicaid or Medicare programs, and in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees.

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

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None.


Item 5.     Other Information

            On August 1, 1997 the Company acquired four long-term care facilities with 401 beds in the Boston, Massachusetts area. The Company financed this acquisition through an operating lease with a real estate investment trust. The Combined Financial Reports for Cushman Management Associates, Inc. (the acquired entity) are included as Exhibit 99.1 to this report.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

              Number        Description

              10.1 First Amendment to Revolving Credit Agreement among Harborside Healthcare Corporation and the other Borrowers specified therein, the Lenders party therto and Chase Manhattan Bank, as Administrative Agent, dated as of August 1, 1997

              10.2 Second Amendment to Revolving Credit Agreement among Harborside Healthcare Corporation and the other Borrowers specified therein, the Lenders party therto and Chase Manhattan Bank, as Administrative Agent, dated as of August 28, 1997

              27.1          Financial Data Schedule

              99.1 Financial Statements of Cushman Management Associates and Affiliates

            (b) Reports on 8-K
                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       Harborside Healthcare Corporation



                       By:   /s/ Stephen L. Guillard
                             ------------------------------------------------
                             Stephen L. Guillard
                             Chairman, President, and Chief Executive Officer


                       By:   /s/ William H. Stephan
                             ------------------------------------------------
                             William H. Stephan
                             Senior Vice President and Chief Financial Officer

DATE:   November 14, 1997