Form 10-K
period 1997-12-31
HARBORSIDE HEALTHCARE CORP
filed 1998-03-31
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 01-14358

                        Harborside Healthcare Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                         04-3307188
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer incorporation or
       organization)                                     Identification No.)

470 Atlantic Avenue, Boston, Massachusetts                            02210
--------------------------------------------------------------------------------
Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)  (617) 556-1515
                                                      --------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange
Title of each class                                On which registered
-------------------                                -------------------
Common Stock, par value $.01 per share             New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

At March 31, 1998, the registrant had 8,008,665 shares of Common Stock outstanding. The aggregate market value on February 28, 1998 of the registrant's Common Stock held by non-affiliates of the registrant was $80,978,000 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange and 3,608,665 shares of common stock held by non-affiliates).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998 are incorporated into
Part III of this Form 10-K.

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

                                TABLE OF CONTENTS


                                     PART I

ITEM 1. BUSINESS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1. BUSINESS

GENERAL OVERVIEW

  Harborside Healthcare (the "Company") was created in March 1996, in anticipation of an initial public offering (the "Offering"), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had operated since 1988. The Company completed the Offering on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. Immediately prior to the Offering the owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company's common stock (the "Reorganization").

  Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in five principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), the Northeast (Connecticut and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of December 31, 1997, the Company operated 43 licensed long-term care facilities (13 owned and 30 leased) with a total of 5,290 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides certain rehabilitation therapy services both at Company-operated and non-affiliated facilities. As of December 31, 1997, the Company provided rehabilitation services to patients at 80 non-affiliated long-term care facilities. From December 31, 1993 to December 31, 1997, the Company increased its overall patient capacity by approximately 3,141 licensed beds, or approximately 150%.

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

  Subacute Care. Subacute care is goal-oriented, comprehensive care designed for an individual who has had an acute illness, injury, or exacerbation of a disease process. Subacute care is typically rendered immediately after, or instead of, acute hospitalization in order to treat one or more specific, active, complex medical conditions or in order to administer one or more technically complex treatments. The Company provides subacute care services at all but two of its existing facilities in such areas as complex medical, cardiac recovery, digestive, immuno-suppressed disease, post-surgical, wound, CVA/stroke care, hemodialysis, infusion therapy, and diabetes and pain management.

  In facilities that have shown strong demand for subacute services, the Company has developed distinct subacute programs marketed under the name "COMprehensive Patient Active Subacute System" or "COMPASS." COMPASS programs are specially staffed and equipped for the delivery of subacute care. COMPASS patients typically range in age from late teens to the elderly, and typically require high levels of nursing care and the services of physicians, therapists, dietitians, clinical pharmacists or psycho/social counselors. Certain patients may also require life support or monitoring equipment. Because patient goals are generally rehabilitation-oriented, lengths of stay for COMPASS programs are generally expected to be less than 30 days each.

  The Company has designed clinical pathways for these COMPASS programs in the areas of orthopedic rehabilitation,

CVA/stroke recovery, cardiac recovery, pulmonary rehabilitation and wound care management. These clinical pathways are designed to achieve specified measurable outcomes in an efficient and cost-effective manner. The Company's COMPASS programs and the clinical pathways used by these programs are designed to attract commercial insurance and managed care organizations, such as HMOs and PPOs. The Company has personnel dedicated to actively marketing its COMPASS programs to commercial insurers and managed care organizations. The Company will continue to develop additional clinical pathways based on market opportunities.

  Alzheimer's and Hospice Care. The Company has also developed distinct units that provide care for patients with Alzheimer's disease and hospice units for patients with terminal illnesses. As of December 31, 1997, the Company operated dedicated Alzheimer's units at eight facilities. The Company also operates distinct hospice units at three of its facilities, where it provides care to terminally ill patients and counseling to their families.

OPERATIONS

  Facilities. Each of the Company's facilities is supervised by a licensed facility administrator who is responsible for all aspects of the facility's operations. The facility administrator oversees (i) a director of nursing who supervises a staff of registered nurses, licensed practical nurses and certified nursing aides, (ii) a director of admissions who is responsible for developing local marketing strategies and programs and (iii) various other departmental supervisors. The Company also contracts with one or more licensed physicians at each facility to serve as medical directors for the purpose of supervising the medical management of patients. Facilities with subacute or specialty medical units or programs may also contract with physician specialists to serve as rehabilitation or specialty program medical directors in areas such as physiatry (physical medicine), neurology or gero-psychology. Facilities may also employ or contract for additional clinical staff such as case managers, therapists and program directors. Department supervisors at each of the Company's facilities oversee personnel who provide dietary, maintenance, laundry, housekeeping, therapy and social services. In addition, a business office staff at each facility routinely performs administrative functions, including billing, payroll and accounts payable processing. The Company's corporate and regional staff provide support services such as quality assurance, management training, clinical consultation and support, management information systems, risk management, human resource policies and procedures, operational support, accounting and reimbursement expertise.

  Regions. The Company seeks to cluster its long-term care facilities and therapy services in selected geographic regions to establish a strong competitive position as well as to position the Company as a healthcare provider of choice to managed care and private payors in these markets. The Company's facilities currently serve five principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), Northeast (Connecticut and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). The Company maintains regional operating offices in Clearwater, Florida; Indianapolis, Indiana; Topsfield, Massachusetts; West Hartford, Connecticut, and Peterborough, New Hampshire and Bridgewater, New Jersey. Each region is supervised by a regional director of operations who directs the efforts of a team of professional support staff in the areas of clinical services, marketing, bookkeeping, human resources and engineering. Other Company staff, who are principally based in Boston and the regions, provide support and assistance to all of the Company's facilities in the areas of subacute services, managed care contracting, reimbursement services, risk management, data processing and training. Financial control is maintained through financial and accounting policies established at the corporate level for use at each facility. The Company has standardized operating policies and procedures and continually monitors operating performance to assure consistency and quality of operations. The Company's therapy services business maintains offices in Palm Harbor, Florida, and Indianapolis, Indiana.

  Continuous Quality Improvement Program. The Company has developed a continuous quality improvement program which is designed to monitor, evaluate and improve the delivery of patient care. The program is supervised by the Company's Vice President of Professional Services and consists of the standardization of policies and procedures, routine site visits and assessments and a quality control system for patient care and physical plant compliance. Pursuant to its quality control system, the Company routinely collects information from patients, family members, referral sources, employees and state survey agencies which is then compiled, analyzed and distributed throughout the Company in order to monitor the quality of care and services provided.

  The Company's continuous quality improvement program is modeled after guidelines for long-term care and subacute facilities promulgated by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized accreditation agency for hospitals and other healthcare organizations. The Company believes that JCAHO accreditation is an important factor in gaining provider contracts from managed care and commercial insurance companies. Accordingly, in late 1995 the Company began a program to seek accreditation from JCAHO for the Company's facilities. As of December 31, 1997, 28 of the Company's facilities had received accreditation, and of these 17 had received accreditation "with commendation".

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

 The Company believes its marketing program has demonstrated its effectiveness. The Company's average annual occupancy rates for the fiscal years ended December 31, 1995, 1996 and 1997 were 92.5%, 92.6% and 92.3%. In comparison, a study of approximately 1,500 nursing facilities conducted by the U.S. Department of Health and Human Services found that in 1995 nursing facilities operated at approximately 87% of capacity.

  Since June 1994, the Company has maintained a dedicated managed care marketing group, led by the Senior Vice President of Marketing and Managed Care, whose primary purpose is to solicit managed care and commercial insurance contracts. The Company's regional and corporate staff attend trade shows and events for managed care, commercial insurance companies and case managers in order to broaden the Company's overall presence and recognition with these groups.

SOURCES OF REVENUES

  The Company derives its revenues primarily from private pay sources, the Federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company's revenues are influenced by a number of factors, including (i) the licensed bed capacity of its facilities, (ii) occupancy rates, (iii) the mix of patients and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid) and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements.

  The following table identifies the Company's total net revenues attributable to each of its payor sources for the periods indicated:

                              TOTAL NET REVENUES(1)

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                           1995        1996        1997
                                           ----        ----        ----
Private and other..........................35.1%       35.5%       34.1%
Medicare...................................31.7        26.3        25.9
Medicaid...................................33.2        38.2        40.0
                                           ----        ----        ----

  Total...................................100.0%      100.0%      100.0%
                                          ======      ======      ======


---------
(1) Total net revenues exclude net revenues of the Larkin Chase Center which is owned by the Bowie Center Limited Partnership ("Bowie L.P."). The Company owns a 75% partnership interest in Bowie L.P. but records its investment in Bowie L.P. using the equity method. See Note D to the Company's consolidated financial statements included elsewhere in this report.

  Private and Other. Private and other net revenues include payments from individuals who pay directly for services without governmental assistance and payments from commercial insurers, HMOs, PPOs, Blue Cross organizations, workers' compensation programs, hospice programs and other similar payment sources. The Company's rates for private pay patients are typically higher than rates for patients eligible for assistance under state Medicaid programs. The Company's private pay rates vary from facility to facility and are influenced primarily by the rates charged by other providers in the local market and by the Company's ability to distinguish its services from those provided by its competitors. Although private pay rates are generally established on a facility-specific fee schedule, rates charged for individual cases may vary widely because, in the case of managed care, they are either negotiated on a case-by-case basis with the payor or are fixed by contract. Rates charged to private pay patients are not subject to regulatory control in any of the states in which the Company operates.

  Medicare. All but two of the Company's facilities are certified Medicare providers. The Company does not expect to seek Medicare certification for these two facilities because all of the patients currently at these facilities are private pay patients. Medicare is a Federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as long-term care facilities. The second part, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by long-term care or acute care facilities. Part A coverage, as applied to services delivered in a long-term care facility, is limited to skilled nursing and rehabilitative care related to a recent hospitalization and is limited to a specified term (generally 100 days per calendar year), requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. There are no limits on duration of coverage for Part B services, but there is a co-insurance requirement for most services covered by Part B.

  The method used in determining Medicare reimbursement for rehabilitation therapy services furnished in the Company's facilities depends on the type of therapy provided. Medicare currently applies salary equivalency guidelines to determine the reasonable cost of physical therapy services and respiratory therapy services provided on a contract basis, which is the cost that would be incurred if the therapist were employed at the facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare pays for occupational therapy and speech language pathology services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. During the first quarter of 1998, the Health Care Financing administration ("HCFA") proposed rules which would establish new guidelines for reimbursement for rehabilitation therapy services provided at skilled nursing facilities. These new guidelines would revise the existing salary equivalency rules for physical and respiratory therapies and extend the salary equivalency methodology to speech and occupational therapy services as well. The Company does not believe that the proposed rules will have a material adverse effect on its operations. Further, the salary equivalency guidelines will not apply to skilled nursing facilities when the provisions of the Balanced Budget Act of 1997 become effective. See "Governmental Regulation."

  Under the Medicare Part A program, the Company is reimbursed for its direct costs (which consist of routine, ancillary and capital expenses) plus an allocation of indirect costs. The total of routine costs and the respective allocated overhead is subject to a regional routine cost limit. As the Company expands its subacute care and other specialty medical services, the costs of care for these patients have exceeded and are expected to continue to exceed the regional reimbursement routine cost limits. In order to recover these costs, the Company is required to submit routine cost limit exception requests to recover the excess costs from Medicare. There can be no assurance that the Company will be able to recover such excess costs under any pending or future requests. The failure to recover these excess costs in the future could materially adversely affect the Company. Under current regulations, new long-term care facilities are, in certain limited circumstances, able to apply for a three year exemption from routine cost limits. The Company has applied for, been denied and is now appealing such exemptions for two of its facilities. Unless and until such exemptions are granted, these facilities can only recover excess costs through routine cost limit exception requests. The Balanced Budget Act of 1997 (the "BBA") substantially amends the current Medicare reimbursement methodology and eliminates the process of applying for and receiving routine cost limit exceptions and exemptions.

  The BBA was enacted in August 1997 and significantly amends the reimbursement methodology of the Medicare program. In addition to offering new Medicare health plan options and increasing the penalties related to healthcare fraud and abuse, the BBA provides for a prospective payment system for skilled nursing facilities to be implemented for cost report periods beginning on or after July 1, 1998. The BBA also mandates a 10% reduction in Part B therapy costs for the period January 1, 1998 through July 1, 1998. Subsequent to July 1, 1998, skilled nursing facilities will be reimbursed for Part B therapy services which will be determined from fee schedules to be established by HCFA. The BBA further limits reimbursement for Part B therapy services by establishing annual limitations on Part B therapy charges per beneficiary. The BBA also requires skilled nursing facilities to institute "consolidated billing" for non-physician Part B services. Under consolidated billing payments for non-physician Part B services will be made directly to the skilled nursing facility whether or not the service was provided directly by the skilled nursing facility or by others under a contractual arrangement. Payments for such services provided after July 1, 1998 will be made based on a fee schedule established by HCFA. Many of the details of this prospective payment system are will not be available until certain regulations are released. These regulations are expected to be published on May 1, 1998 and will be subect to a sixty-day comment period prior to implementation. In the absence of final and complete regulations, the Company has not been able to fully assess and quantify the ultimate impact of the BBA on the Company's consolidated financial position, results of operations or liquidity.

  Medicaid. Medicaid includes the various state-administered reimbursement programs for indigent patients created by Federal law. Although Medicaid programs vary from state to state, they are partially subsidized by Federal funds. Although reimbursement rates are determined by the state, the Federal government retains the right to approve or disapprove individual state plans. For Medicaid recipients, providers must accept reimbursement from Medicaid as payment in full for the services rendered, because the provider may not bill the patient for more than the amount of the Medicaid payment received. All but two of the Company's facilities participate in the Medicaid program of the states in which they are located. These two facilities are currently occupied solely by private pay patients.

  Under the Boren Amendment, a Federal Medicaid statute, and related regulations, state Medicaid programs were required to provide reimbursement rates that were reasonable and adequate to cover the costs that would be incurred by efficiently and economically operated facilities in providing services in conformity with state and Federal laws, regulations and quality and safety standards. Furthermore, payments were required to be sufficient to enlist enough providers so that services under the state's Medicaid plan were available to recipients at least to the extent that those services are available to the general population. However, there can be no assurance that payments under Medicaid programs will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In the past, several states healthcare provider organizations have initiated litigation challenging the Medicaid reimbursement methodologies employed in such states, asserting that reimbursement payments are not adequate to reimburse an efficiently operated facility for the costs of providing Medicaid covered services.

  The BBA repealed the Boren Amendment effective October 1, 1997 and allows the states to develop their own standards for determining Medicaid payment rates. The BBA provides certain procedural restrictions on the states' ability to amend state Medicaid programs by requiring that the states use a public process to establish payment methodologies including a public comment and review process. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities.

  The Medicaid programs in the states in which the Company operates pay a per diem rate for providing services to Medicaid patients based on the facility's reasonable allowable costs incurred in providing services, subject to cost ceilings applicable to patient care, other operating and capital costs. Many state Medicaid programs currently include incentive allowances for providers whose costs are less than certain ceilings and who meet other requirements.

  There are generally two types of Medicaid reimbursement rates: retrospective and prospective, although many states have adopted plans that have both retrospective and prospective features. A retrospective rate is determined after completion of a cost report by the service provider and is designed to reimburse expenses. Typically, an interim rate, based upon historical cost factors and inflation is paid by the state during the cost reporting period and a cost settlement is made following an audit of the filed cost report. Such adjustments may result in additional payments being made to the Company or in recoupments from the Company, depending on actual performance and the limitations within an individual state plan.

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

  To date, adjustments from Medicaid audits have not had a material adverse effect on the Company. Although there can be no assurance that future adjustments will not have a material adverse effect on the Company, the Company believes that it has properly applied the various payment formulas and that it is not likely that audit adjustments would have a material adverse effect on the Company.

  Therapy Services to Non-Affiliates. The Company generates revenues from services to non-affiliates from its rehabilitation therapy business which provides services to patients at long-term care facilities not operated by the Company. In general, payments for these services are received directly from the non-affiliated long-term care facilities, which in turn are reimbursed by Medicare or other payors. The Company's revenues from non-affiliates, though not directly regulated, are effectively limited by competitive market factors and regulatory reimbursement policies imposing salary equivalency guidelines and prudent buyer concepts on the long-term care facilities that contract for these therapy services. In addition, the revenues that the Company derives for these services are subject to adjustment in the event the facility is denied reimbursement by Medicare or any other applicable payor on the basis that the services provided by the Company were not medically necessary.

GOVERNMENTAL REGULATION

  The Federal government and all states in which the Company operates regulate various aspects of the Company's business. In addition to the regulation of rates by governmental payor sources, the development and operation of long-term care facilities and the provision of long-term care services are subject to Federal, state and local licensure and certification laws which regulate with respect to a facility, among other matters, the number of beds, the services provided, the distribution of pharmaceuticals, equipment, staffing requirements, patients' rights, operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. There can be no assurance that Federal, state or local governmental regulations will not change or be subjected to new interpretations that impose additional restrictions which might adversely affect the Company's business.

  All of the facilities operated by the Company are licensed under applicable state laws and possess the required CONs from responsible state authorities. As previously noted, all but two of the Company's facilities are certified or approved as providers under the Medicaid and Medicare programs. Both the initial and continuing qualification of a long-term care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, patients' rights, safety, personnel, physical environment and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third-party payor programs. In some cases, or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid or the Medicare program, offset of amounts due against future billings to the Medicare or Medicaid programs, denial of payments under Medicaid for new admissions, reduction of payments, restrictions on the ability to acquire new facilities and, in extreme circumstances, revocation of a facility's license or closure of a facility. The compliance history of a prior operator may be used by state or Federal regulators in determining possible action against a successor operator.

  The Company believes that its facilities are in substantial compliance with all statutes, regulations, standards and requirements applicable to its business, including applicable Medicaid and Medicare regulatory requirements. However, in the ordinary course of its business, the Company from time to time receives notices of deficiencies for failure to comply with various regulatory requirements. In most cases, the Company and the reviewing agency will agree upon corrective measures to be taken to bring the facility into compliance. Although the Company has been subject to some fines, statements of deficiency and other corrective actions have not had a material adverse effect on the Company. There can be no assurance that future agency inspections will not have a material adverse effect on the Company.

  Certificates of Need. All states in which the Company operates have adopted CON or similar laws which generally require that a state agency determine that a need exists prior to the construction of new facilities, the addition or reduction of licensed beds or services, the implementation of other changes, the incurrence of certain capital expenditures, the approval of certain acquisitions and changes in ownership or, in certain states, the closure of a facility. State CON approval is generally issued for a specific project or number of beds, specifies a maximum expenditure, is sometimes subject to an inflation adjustment, and requires implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability of the facility to provide the service, operate the facility or complete the acquisition, addition or other change and can also result in adverse reimbursement action or the imposition of sanctions or other adverse action on the facility's license.

  Medicare and Medicaid. Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift and also increased training requirements for nurses aides by requiring a minimum number of training hours and a certification test before a nurses aide can commence work. In order to obtain Medicare reimbursement, states continue to be required to certify that nursing facilities provide "skilled care." The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") affected Medicare reimbursement for skilled nursing services in two ways, neither of which have had a material adverse effect on the Company's revenues. First, the limits on the portion of the Medicare reimbursement known as "routine service costs" (excluding capital-related expenses) were frozen for two consecutive cost report years beginning October 1, 1993. Second, the return on equity component of Medicare reimbursement was eliminated beginning October 1, 1993. Although the Company believes that it is in substantial compliance with the current requirements of OBRA and OBRA 93, it is unable to predict how future interpretation and enforcement of regulations promulgated under OBRA and OBRA 93 by the state and Federal governments could affect the Company in the future.

  Effective July 1, 1995, HCFA promulgated new survey, certification and enforcement rules governing long-term care facilities participating in the Medicare and Medicaid programs, which impose significant new burdens on long-term care facilities and which may require state survey agencies to take aggressive enforcement actions. Among other things, the HCFA rules governing survey and certification requirements define or redefine a number of terms used in the survey and certification process. The rules require states to amend their state plans (as required by Federal law) to incorporate the provisions of the new rules. The regulations may require state survey agencies to take aggressive enforcement actions.

  Under the survey rules, unannounced standard surveys of facilities must be conducted at least once every 15 months with a state-wide average of 12 months. In addition to the standard survey, survey agencies have the authority to conduct surveys as frequently as necessary to determine whether facilities comply with participation requirements, to determine whether facilities have corrected past deficiencies and to monitor care if a change occurs in the ownership or management of a facility. Furthermore, the state survey agency must review all complaint allegations and conduct a standard or an abbreviated survey to investigate such complaints if a review of the complaint shows that a deficiency in one or more of the Federal requirements may have occurred and only a survey will determine whether a deficiency or deficiencies exist. If a facility has been found to furnish substandard care, it is subject to an extended survey. The extended survey is intended to identify the policies and procedures that caused a facility to furnish substandard care.

  HCFA's new rules substantially revised provisions regarding the enforcement of compliance requirements for long-term care facilities with deficiencies. The rules allow either HCFA or state agencies to impose one or more remedies provided under the rules for any particular deficiency. Facilities must provide a plan of correction for all deficiencies regardless of whether a remedy is imposed. At a minimum, the following remedies are available: termination of provider agreement; temporary management; denial of payment for new admissions; civil monetary penalties; closure of the facility in emergencies or transfer of patients or both; and on-site state monitoring. States may also adopt optional remedies. The new rules divided remedies into three categories. Category 1 remedies include directed plans of correction, state monitoring and directed in-service training. Category 2 remedies include denial of payments for new admissions, denial of payments for all individuals (imposed only by HCFA) and civil money penalties of $50 to $3,000 per day. Category 3 remedies include temporary management, immediate termination or civil money penalties of $3,050 to $10,000 per day. The rules define situations in which one or more of the penalties must be imposed.

  The Balanced Budget Act of 1997 (the "BBA") was enacted in August 1997 and significantly amends the reimbursement methodology of the Medicare program. In addition to offering new Medicare health plan options and increasing the penalties related to healthcare fraud and abuse, the BBA provides for a prospective payment system for skilled nursing facilities to be implemented for cost report periods beginning on or after July 1, 1998. The BBA also mandates a 10% reduction in Part B therapy costs for the period January 1, 1998 through July 1, 1998. Subsequent to July 1, 1998 skilled nursing facilities will be reimbursed for Part B therapy services will be determined from fee schedules to be established by HCFA. The BBA further limits reimbursement for Part B therapy services by establishing annual limitations on Part B therapy charges per beneficiary. The BBA also requires skilled nursing facilities to institute "consolidated billing" for non-physician Part B services. Under consolidated billing payments for non-physician Part B services will be made directly to the skilled nursing facility whether or not the service was provided directly by the skilled nursing facility or by others under a contractual arrangement. Payments for such services provided after July 1, 1998 will be made based on a fee schedule established by HCFA.

  The new Medicare prospective payment system (" Medicare PPS") will be phased in over a four year transition period, beginning with cost report periods ending on or after July 1, 1998. As a result, PPS will not effect the Company's Medicare reimbursement until the fiscal year beginning January 1, 1999. The Medicare PPS will result in each skilled nursing facility being reimbursed on a per diem rate basis with an acuity-based per diem rate being established for each Medicare Part A beneficiary being cared for by the skilled nursing facility. The per diem rate will be an all-inclusive rate through which the skilled nursing facility is reimbursed for its routine, ancillary and capital costs. Throughout the transition period the per diem rate for each facility will consist of a blending of facility specific costs and a "federal per diem rate".

This federal per diem rate has not yet been established., although it will be based on a weighted average of the costs of all skilled nursing facilities. The federal portion will be adjusted for each patient's acuity. The facility -specific portion will be based on each facility's 1995 Medicare cost report, updated for inflation based on the skilled nursing facility market basket index. In the first year of the transition to Medicare PPS, the per diem rate will consist of a blend of 25% federal rate per diem and 75% facility specific-costs. Thereafter the facility-specific cost portion will decrease by 25% per year until in the fourth year, the rate will be 100% based on the federal per diem rate.

  Many of the details of this prospective payment system will not be available until certain regulations are released. These regulations are expected to be published on May 1, 1998 and will be subject to a sixty-day comment period prior to implementation. In the absence of final and complete regulations, the Company has not been able to fully assess and quantify the ultimate impact of the BBA on the Company's consolidated financial position, results of operations or liquidity.

  Fee Splitting and Referrals. The Company is also subject to Federal and state laws that govern financial and other arrangements between healthcare providers. Federal laws, as well as the laws of certain states, prohibit direct or indirect payments or fee splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the Federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons in a position to refer patients and personal service agreements have, under certain circumstances, been alleged to violate these provisions. Certain discount arrangements may also violate these laws. Because of the broad reach of these laws, the Federal government has published certain "safe harbors," which set forth the requirements under which certain relationships will not be considered to violate such laws. One of these safe harbors protects investment interests in certain large, publicly traded entities which meet certain requirements regarding the marketing of their securities and the payment of returns on the investment. A second safe harbor protects payments for management services which are set in advance at a fair market rate and which do not vary with the value or volume of services referred, so long as there is a written contract which meets certain requirements. A safe harbor for discounts, which focuses primarily on appropriate disclosure, is also available. A violation of the Federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid, or in criminal penalties. Violation of state anti-kickback laws could lead to loss of licensure, significant fines and other penalties.

  Various Federal and state laws regulate the relationship between healthcare providers and physicians, including employment or service contracts and investment relationships. These laws include the broadly worded fraud and abuse provisions of the Medicaid and Medicare statutes, which prohibit various transactions involving Medicaid or Medicare covered patients or services. In particular, OBRA 93 contains provisions which greatly expand the Federal prohibition on physician referrals to entities with which they have a financial relationship. Effective January 1, 1995, OBRA 93 prohibits any physician with a financial relationship (defined as a direct or indirect ownership or investment interest or compensation arrangement) with an entity from making a referral for "designated health services" to that entity and prohibits that entity from billing for such services. "Designated health services" do not include skilled nursing services but do include many services which long-term care facilities provide to their patients, including infusion therapy and enteral and parenteral nutrition. Various exceptions to the application of this law exist, including one that protects physician ownership in publicly traded companies which in the past three years have had average shareholder equity exceeding $75 million and one which protects the payment of fair market compensation for the provision of personal services, so long as various requirements are met. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicaid and Medicare programs. Various state laws contain analogous provisions, exceptions and penalties. The Company believes that in the past it has been, and in the future it will be, able to arrange its business relationships so as to comply with these provisions.

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

  Healthcare Reform. In addition to extensive existing governmental healthcare regulation, there are numerous legislative and executive initiatives at the Federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. Aspects of certain of these proposals, such as reductions in funding of the Medicare and Medicaid programs, interim measures to contain healthcare costs such as a short-term freeze on prices charged by healthcare providers or changes in the administration of Medicaid at the state level, could materially adversely affect the Company. Additionally, the BBA repealed the Boren Amendment effective October 1, 1997 and allows the states to develop their own standards for determining Medicaid payment rates. The BBA provides certain procedural restrictions on the states' ability to amend state Medicaid programs by requiring that the states use a public process to establish payment methodologies including a public comment and review process. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company.

  Environmental and Other. The Company is also subject to a wide variety of Federal, state and local environmental and occupational health and safety laws and regulations. Among the types of regulatory requirements faced by healthcare providers are: air and water quality control requirements, waste management requirements, specific regulatory requirements applicable to asbestos, polychlorinated biphenyls and radioactive substances, requirements for providing notice to employees and members of the public about hazardous materials and wastes and certain other requirements.

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

EMPLOYEES

  As of December 31, 1997, the Company employed approximately 7,331 facility-based personnel on a full- and part-time basis. The Company's corporate and regional staff consisted of 94 persons as of such date. Approximately 270 employees at three of the Company's facilities are covered by collective bargaining agreements. Although the Company believes that it maintains good relationships with its employees and the unions that represent certain of its employees, it cannot predict the impact of continued or increased union representation or organizational activities on its future operations.

  The Company believes that the attraction and retention of dedicated, skilled and experienced nursing and other professional staff has been and will continue to be a critical factor in the successful growth of the Company. The Company believes that its wage rates and benefit packages for nursing and other professional staff are commensurate with market rates and practices.

  The Company competes with other healthcare providers in attracting and retaining qualified or skilled personnel. The long-term care industry has, at times, experienced shortages of qualified personnel. A shortage of nurses or other trained personnel or general economic inflationary pressures may require the Company to enhance its wage and benefits package in order to compete with other employers. There can be no assurance that the Company's labor costs will not increase or, if they do, that they can be matched by corresponding increases in private payor revenues or governmental reimbursement. Failure by the Company to attract and retain qualified employees, to control its labor costs or to match increases in its labor expenses with corresponding increases in revenues could have a material adverse effect on the Company.

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

ITEM 2. PROPERTIES

The following table summarizes certain information regarding the Company's facilities as of December 31, 1997:

SUMMARY OF FACILITIES

LICENSED                                                    YEAR          OWNED/
FACILITY                  LOCATION           ACQUIRED       LEASED         BEDS
--------                  --------           --------       ------         ----
SOUTHEAST REGION
FLORIDA
 Brevard                  Rockledge            1994         Leased         100
 Clearwater               Clearwater           1990         Owned          120
 Gulf Coast               New Port Richey      1990         Owned          120
 Naples                   Naples               1989         Leased         120
 Ocala                    Ocala                1990         Owned          120
 Palm Harbor              Palm Harbor          1990         Owned          120
 Pinebrook                Venice               1989         Leased         120
 Sarasota                 Sarasota             1990         Leased         120
 Tampa Bay                Oldsmar              1990         Owned          120
                                                                          ----
                                                                         1,060

MIDWEST REGION
OHIO
 Defiance                 Defiance             1993         Leased         100
 Northwestern Ohio        Bryan                1993         Leased         189
 Swanton                  Swanton              1995         Leased         100
 Toledo                   Perrysburg           1990         Owned          100
 Troy                     Troy                 1989         Leased         195
 Beachwood                Beachwood            1996         Owned          274
 Broadview                Broadview Heights    1996         Owned          159
 Westlake I               Westlake             1996         Owned          153
 Westlake II              Westlake             1996         Owned          106
 Dayton                   Dayton               1997         Leased         100
 Laurelwood               Dayton               1997         Leased         115
 New Lebanon              New Lebanon          1997         Leased         126
INDIANA
 Decatur                  Indianapolis         1988         Owned           88
 Indianapolis             Indianapolis         1988         Leased         104
 New Haven                New Haven            1990         Leased         120
 Terre Haute              Terre Haute          1990         Owned          120
                                                                          ----
                                                                         2,149

NEW ENGLAND REGION
NEW HAMPSHIRE
 Applewood                Winchester           1996         Leased          70
 Crestwood                Milford              1996         Leased          82
 Milford                  Milford              1996         Leased          52
 Northwood                Bedford              1996         Leased         147
 Pheasant Wood            Peterborough         1996         Leased          99
 Westwood                 Keene                1996         Leased          87
MASSACHUSETTS
 Amesbury                 Amesbury             1997         Leased         120
 Cedar Glen               Danvers              1997         Leased         100
 Danvers                  Danvers              1997         Leased         101
 North Shore              Saugus               1997         Leased          80
                                                                           ---
                                                                           938
NORTHEAST REGION
CONNECTICUT
 Arden House              Hamden               1997         Leased         360
 Governor's House         Simsbury             1997         Leased          73

 Willows                  Woodbridge           1997         Leased          86
 Madison House            Madison              1997         Leased          90
 The Reservoir            West Hartford        1997         Leased          75
                                                                           ---
                                                                           684
MID-ATLANTIC REGION
MARYLAND
 Larkin Chase Center      Bowie                1994         Owned(1)       120
 Harford Gardens          Baltimore            1997         Leased         163
NEW JERSEY
 Woods Edge               Bridgewater          1988         Leased         176
                                                                           ---
                                                                           459

  TOTAL                                                                  5,290
                                                                         =====


(1) Owned by Bowie L.P. The Company's interest in Bowie L.P. is pledged to the facility's mortgage lender. The Company has guaranteed the indebtedness of Bowie L.P.

  The Company's corporate offices in Boston are subleased from an affiliate. The Company also leases regional offices in Clearwater, Florida and Indianapolis, Indiana, and owns a regional office in Peterborough, New Hampshire. The Company's therapy services company lease offices in Palm Harbor, Florida and Indianapolis, Indiana. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to claims and legal actions arising in the ordinary course of business. Management does not believe that unfavorable outcomes in any such matters, individually or in the aggregate, would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the last quarter of the Company's fiscal year ended December 31, 1997.

ITEM 4.1 EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company:

NAME                             AGE                 POSITION
----                             ---                 --------
Stephen L. Guillard              48     Chairman, President, Chief Executive
                                         Officer and Director
Damian N. Dell'Anno              38     Executive Vice President of Operations
William H. Stephan               41     Senior Vice President and Chief
                                         Financial Officer
Bruce J. Beardsley               34     Senior Vice President of Acquisitions

Michael E. Gomez, R.P.T.         36     Senior Vice President of Rehabilitation
                                         Services

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


                                1996                            1997
                       High               Low          High               Low
                       ----               ---          ----               ---
First quarter                                       $12.875           $11.00
Second quarter       $11.00           $ 9.50         14.375            11.125
Third quarter         10.75             9.50         18.75             14.25
Fourth quarter        12.25             9.00         21.75             16.75

The Company completed its initial public offering on June 14, 1996. The Company's shares also began trading on June 14, 1996.

There were approximately 1,500 holders of record of the Company's common stock as of February 28, 1998.

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


ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

  The following table sets forth selected consolidated financial data for the Company. The selected historical consolidated financial data for each of the years in the five year period ended December 31, 1997 have been derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
             (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OTHER DATA)


                                                                    ENDED DECEMBER 31,

                                               1993         1994        1995        1996        1997
                                               ----         ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA (1):
Total net revenues                          $75,101      $86,376    $109,425    $165,412    $221,777

Expenses:
 Facility operating                          57,412       68,951      89,378     132,207     176,404
 General and administrative                   3,092        3,859       5,076       7,811      10,953
 Service charges paid to affiliate              746          759         700         700         708
 Special compensation and other                   -            -           -       1,716           -
 Depreciation and amortization                4,304        4,311       4,385       3,029       4,074
 Facility rent                                  525        1,037       1,907      10,223      12,446
Total expenses                               66,079       78,917     101,446     155,686     204,585

Income from operations                        9,022        7,459       7,979       9,726      17,192

Other:
 Interest expense, net                       (4,740)      (4,609)     (5,107)     (4,634)     (5,853)
 Loss on investment in limited
  partnership                                     -         (448)       (114)       (263)       (189)
Gain on sale of facilities, net                   -            -       4,869           -           -
Loss on refinancing of debt                       -         (453)          -           -           -
Minority interest in net income              (2,297)      (1,575)     (6,393)          -           -

Income before income taxes and
 extraordinary loss                           1,985          374       1,234       4,829      11,150
Income taxes                                      -            -           -        (809)     (4,347)

Income before extraordinary loss              1,985          374       1,234       4,020       6,803
Extraordinary loss on early
 retirement of debt, net of tax                   -            -           -      (1,318)          -

Net income                                    1,985          374       1,234       2,702       6,803

Net income per share - basic                                                                  $ 0.85
Net income per share - diluted                                                                $ 0.84


Pro forma data:
Historical income before income
 taxes and extraordinary loss                 1,985          374       1,234       4,829
Pro forma income taxes                         (774)        (146)       (481)       (799)
Pro forma income before
 extraordinary loss                           1,211          228         753       4,030
Extraordinary loss, net of tax                    -            -           -      (1,318)
Pro forma net income                         $1,211       $  228      $  753      $2,712

Pro forma net income per share (basic
 and diluted):
Pro forma income before extraordinary loss                $ 0.05      $ 0.17      $ 0.63
Extraordinary loss                                             -           -        0.21
Pro forma net income                                      $ 0.05      $ 0.17      $ 0.42

Weighted average number of common shares
used in per share computations (2):
     Basic                                                4,425,000   4,425,000   6,396,142   8,037,026
     Diluted                                              4,425,000   4,425,000   6,396,142   8,138,793


             (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OTHER DATA)

                                                                YEAR ENDED DECEMBER 31,

                                               1993         1994        1995        1996        1997
                                               ----         ----        ----        ----        ----
Operational data (as of end of year) (3):
 Facilities                                       17           19          20          30          43
 Licensed beds                                 2,149        2,365       2,471       3,700       5,290

 Average occupancy rate (4)                     93.7%        92.6%       92.5%      92.6%        92.3%

Patient days (4):
 Private and other                           262,210      261,054     261,488    335,363      394,151
 Medicare                                     60,459       68,256      90,107    108,229      138,023
 Medicaid                                    371,150      409,995     437,325    653,222      834,637
                                             -------      -------     -------    -------      -------
                 Total                       693,819      739,305     788,920  1,096,814    1,366,811

Sources of total net revenues:
 Private and other (5)                          39.9%        37.4%       35.1%      35.5%        34.1%
 Medicare                                       21.2%        24.8%       31.7%      26.3%        25.9%
 Medicaid                                       38.9%        37.8%       33.2%      38.2%        40.0%

BALANCE SHEET DATA (1):
Working capital                            $   6,511     $ 13,915    $ 10,735   $ 16,826    $  22,554
Total assets                                  85,472       93,876      92,632    141,799      168,562
Total debt                                    40,708       53,296      43,496     18,208       33,642
Capital lease obligation                           -            -           -     57,277       56,285
Stockholders' equity                           4,918        2,866       4,130     44,880       51,783


(1) In 1993, 1994 and 1995, financial and operating data combine the historical results of various legal entities (the "Predecessor Entities") that became subsidiaries of Harborside Healthcare Corporation (the "Company") through a reorganization (the "Reorganization") that occurred immediately prior to the Company's initial public offering on June 14, 1996 (the "Offering"). Prior to the Reorganization, the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. A pro forma income tax expense has been reflected for each year presented as if the Company had always owned the Predecessor Entities.

(2) Through the Offering, the Company issued 3,600,000 shares of common stock. Pro forma net income per share for 1994 and 1995 is calculated based on the 4,400,000 shares of common stock issued through the Reorganization. For 1996 the calculation is based upon 4,400,000 shares outstanding for the entire year and the appropriate weighting for shares issued through the Offering.

(3) In 1997,excludes two managed facilities with 178 licensed beds.

(4) "Average occupancy rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. Prior to 1997, "average occupancy rate" had been calculated based on the number of "occupied" bed days. This change in methodology was made to conform with current industry practice. "Patient days" and "average occupancy rate" statistics for prior years have been restated to conform with the new methodology.

(5) Consists primarily of revenues derived from private pay individuals, managed care organizations, HMO's, hospice programs, commercial insurers, management fees from managed facilities, and rehabilitation therapy revenues from nonaffiliated facilities.

ITEM 7.


                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW
Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in five principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), the Northeast (Connecticut and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). As of December 31, 1997, the Company operated 43 facilities (13 owned and 30 leased) with a total of 5,290 licensed beds. Additionally, the Company manages two facilities with 178 licensed beds. As described in Note D to the accompanying financial statements, the Company accounts for its investment in one of its owned facilities using the equity method. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company-operated and non-affiliated facilities. As of December 31, 1997, the Company provided rehabilitation therapy services to patients at 80 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality and cost effective nursing and specialty medical services.

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

The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. The Company's financial statements prior to the date of the Offering do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company's combined financial statements for periods prior to the date of the Offering include a pro forma income tax expense for each period presented, as if the Company had always owned the Predecessor Entities (see Note L to the accompanying financial statements).

One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ("KYP"), which owned seven facilities (the "Seven Facilities") until December 31, 1995. The Company held a 5% interest in KYP while the remaining 95% was owned by the limited partners of KYP (the "Unitholders"). As described in Note P to the accompanying financial statements, effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995 the accounts of KYP were included in the Company's combined financial statements and the interest of the Unitholders was reflected as minority interest. The net gain of $4,869,000 recognized by KYP in connection with the sale of the Seven Facilities was allocated to the KYP Unitholders and is reflected in "minority interest in net income." In March of 1996, a liquidating distribution was paid to the Unitholders.

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

Year 2000 Disclosure

The Company is preparing all of its software products and internal computer systems to be Year 2000 compliant. The Company has replaced its payroll, general ledger and accounts payable systems and is currently planning to replace its clinical and billing systems. Although the Company does not expect the cost of this conversion to have a material adverse effect on its business or future results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its compliance obligations. The Company currently estimates that compliance will be achieved during 1999; however, there can be no assurances that the Company will be able to complete the conversion in a timely manner or that third party software suppliers will be able to provide year 2000 compliant products for the Company to install. The Company's ongoing facility acquisition strategy will require it to evaluate acquisition candidates for year 2000 compliance.

New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These pronouncements are effective for financial statement periods beginning after December 15, 1997. The Company does not believe that these new pronouncements will have a material effect on its future financial statements.

ITEM 7

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1997

  Total Net Revenues. Total net revenues increased by $56,365,000 or 34.1%, from $165,412,000 in 1996 to $221,777,000 in 1997. This increase resulted primarily from the acquisition of four Ohio facilities on July 1, 1996, the Harford Gardens facility on March 1, 1997, four Massachusetts facilities on August 1, 1997, three Dayton, Ohio facilities on September 1, 1997, and five Connecticut facilities on December 1, 1997. Additionally, revenues increased as the result of the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $19,147,000, or 34.0% of the increase, resulted from the operation of the four Ohio facilities for a full year in 1997; $6,245,000, or 11.1% of the increase, resulted from the operation of the Harford Gardens facility; $8,079,000, or 14.3% of the increase, resulted from the operation of the Massachusetts facilities; $4,539,000, or 8.1% of the increase, resulted from the operation of the Dayton, Ohio facilities, and $3,871,000, or 6.9% of the increase, resulted from the operation of the Connecticut facilities. Revenues generated by providing rehabilitation therapy services at non-affiliated long-term care facilities increased by $7,333,000, from $10,295,000 in 1996 to $17,628,000 in 1997. The remaining $7,151,000, or 12.7% of such increase, is largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $138.31 in 1996 to $147.96 in 1997. Partially offsetting this increase was a reduction in occupancy at "same store" facilities from 92.6% in 1996 to 91.7% in 1997. The average occupancy rate at all of the Company's facilities decreased from 92.6% in 1996 to 92.3% in 1997. The Company's quality mix of private, Medicare and insurance revenues was 61.8% for the year ended December 31, 1996 as compared to 60.0% for the year ended December 31, 1997. The decrease in the quality mix percentage was primarily due to dilution resulting from the acquisition of new facilities.

  Facility Operating Expenses. Facility operating expenses increased by $44,197,000, or 33.4%, from $132,207,000 in 1996 to $176,404,000 in 1997. The operation of the four Ohio facilities for a full year in 1997 accounted for $13,499,000, or 30.5% of this increase; the operation of Harford Gardens accounted for $4,726,000, or 10.7% of this increase; the operation of the Massachusetts facilities accounted for $6,034,000, or 13.7% of this increase; the operation of the Dayton, Ohio facilities accounted for $3,442,000, or 7.8% of this increase, and the operation of the Connecticut facilities accounted for $3,109,000, or 7.0% of this increase. Operating expenses associated with non-affiliate therapy contracts increased as a result of additional contracts. Operating expenses associated with these contracts accounted for $6,394,000, or 14.5%, of the total increase in costs. The remainder of the increase in facility operating expenses, $6,993,000, is primarily due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $3,142,000, or 40.2%, from $7,811,000 in 1996 to $10,953,000 in 1997. This increase resulted from the acquisition of new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During 1996, such reimbursements totaled $700,000 as compared to $708,000 in 1997.

  Special Compensation and Other. In connection with the Offering and corporate reorganization, the Company recorded $1,716,000 of non-recurring charges in 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the corporate restructuring which preceded the Offering.

  Depreciation and Amortization. Depreciation and amortization increased from $3,029,000 in 1996 to $4,074,000 in 1997 primarily as a result of the acquisition of the four Ohio facilities on July 1, 1996.

  Facility Rent. Facility rent expense increased by $2,223,000 from $10,223,000 in 1996 to $12,446,000 in 1997. The increase in rent expense is due to the acquisition of new facilities.

  Interest Expense, net. Interest expense, net, increased from $4,634,000 in 1996 to $5,853,000 in 1997. This net increase is primarily due to additional interest expense resulting from the acquisition of the four Ohio facilities on July 1, 1996.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

  Loss on Investment in Limited Partnership. The Company accounts for its investment in the Larkin Chase Center using the equity method. The Company recorded a loss of $263,000 in 1996 as compared to a loss of $189,000 in 1997 in connection with this investment.

  Extraordinary Loss on Early Retirement of Debt. During the second quarter of 1996, the Company repaid $25,000,000 of long-term debt using proceeds from the Offering. In connection with this early repayment, the Company recorded an extraordinary loss of $2,161,000 ($1,318,000, net of the related tax benefit) as the result of a prepayment penalty paid to the lender and the write-off of deferred financing costs.

  Income Taxes. Income tax expense increased from $809,000 in 1996 to $4,347,000 in 1997. Prior to the date of the Offering, the Company's financial statements did not include a provision for Federal or state income taxes because the Predecessor Entities were not directly subject to Federal or state income taxation. The provision for income taxes in 1996 consisted of a provision for income taxes for the period after the Offering less a tax benefit resulting from book-tax differences inherited as part of the Company's Reorganization.

  Net Income. Net income was $2,702,000 in 1996 as compared to $6,803,000 in 1997.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Total Net Revenues. Total net revenues increased by $55,987,000, or 51.2%, from $109,425,000 in 1995 to $165,412,000 in 1996. This increase resulted primarily from the acquisition of six New Hampshire facilities on January 1, 1996 and four Ohio facilities on July 1, 1996, the generation of revenues from rehabilitation therapy services provided under contracts to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's same store facilities. Of such increase, $23,245,000, or 41.5% of the increase, resulted from the operation of the New Hampshire facilities, and $17,493,000, or 31.2% of the increase, resulted from the operation of the four Ohio facilities.

  Revenues generated by providing rehabilitation therapy services under contracts with non-affiliated facilities increased by $7,250,000, from $3,045,000 in 1995 to $10,295,000 in 1996, primarily the result of additional contracts. The remaining $7,999,000, or 14.3% of the increase in revenues, is attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased care levels provided to patients with higher acuity conditions. Average net patient service revenues per patient day at "same store" facilities increased by 6.0% from $132.99 in 1995 to $141.10 in 1996. The average occupancy rate at all of the Company's facilities increased from 92.5% in 1995 to 92.6% in 1996, also contributing to the increase in revenues. The Company's quality mix of private, Medicare and insurance revenues was 66.8% for the year ended December 31, 1995 as compared to 61.8% for the year ended December 31, 1996. The decrease in the quality mix percentage was primarily due to the acquisition of the New Hampshire facilities, which at the time of the acquisition did not participate in the Medicare program.

  Facility Operating Expenses. Facility operating expenses increased by $42,829,000, or 47.9%, from $89,378,000 in 1995 to $132,207,000 in 1996. The acquisition of the New Hampshire facilities accounted for $17,909,000, or 41.8%, of the increase in facility operating expenses while the four Ohio facilities accounted for $13,712,000, or 32.0% of this increase. Operating expenses associated with non-affiliated therapy contracts increased as a result of additional contracts. Operating expenses associated with these contracts increased from $3,290,000 in 1995 to $8,212,000 in 1996. The remainder of the increase in facility operating expenses, approximately $2,996,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $2,735,000, or 53.9%, from $5,076,000 in 1995 to $7,811,000 in 1996. Approximately $787,000 of this increase resulted from the acquisition of the New Hampshire facilities, and $290,000 from the acquisition of the four Ohio facilities. Most of the remainder was associated with the expansion of regional and corporate support, increases in salaries, and additional travel and consulting expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters, as well as for certain data processing and administrative services provided to the Company. In 1995 and 1996, such reimbursements totaled $700,000.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


  Special Compensation and Other. In connection with the Offering and corporate reorganization, the Company recorded $1,716,000 of non-recurring charges in 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the corporate restructuring which preceded the Offering.

  Depreciation and Amortization. Depreciation and amortization decreased from $4,385,000 in 1995 to $3,029,000 in 1996 as a net result of the sale of the Seven Facilities effective December 31, 1995 and the acquisition of the four Ohio facilities on July 1, 1996 which is accounted for as a capital lease.

  Facility Rent. Facility rent expense increased by $8,316,000 from $1,907,000 in 1995 to $10,223,000 in 1996. The increase in rent expense is the result of the sale and subsequent leaseback of the Seven Facilities and the acquisition of the six New Hampshire facilities on January 1, 1996 pursuant to an operating lease financing.

  Interest Expense, net. Interest expense, net, decreased by $473,000 from $5,107,000 in 1995 to $4,634,000 in 1996. This decrease is due to the net result of the pay down of the Seven Facilities debt, the repayment of $25,000,000 of long-term debt using proceeds from the Offering and additional interest expense resulting from the acquisition of the four Ohio facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its operations and acquisitions growth through a combination of mortgage financing and operating leases. Leased facilities are leased from either the seller of the facilities, from a real estate investment trust which has purchased the facilities from the seller, or through a recently created synthetic leasing facility. In addition, in 1996 the Company financed the acquisition of the four Ohio facilities from the seller by means of a lease which is accounted for as a capital lease for financial reporting purposes. The Company's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. The Company expects that various forms of leasing arrangements will continue to provide it with an attractive form of financing to support its growth. In April of 1997, the Company obtained a three-year $25 million revolving credit facility from a commercial bank. Borrowings under this facility will be used to provide working capital for existing operations and acquisitions and to finance a portion of future acquisitions. During September 1997, the Company increased the number of commercial banks party to its revolving credit facility from one to four, amended certain terms of the revolving credit facility (including financial covenants) and extended its maturity date through September 1, 2002. Additionally, the Company also arranged a $25,000,000 synthetic leasing facility with the same group of commercial banks. The leasing facility will be used to finance the acquisition of long-term care facilities. Substantially all of the $25,000,000 leasing facility commitment was used in connection with the acquisition of the Dayton facilities. During the first quarter of 1998, the Company expects to increase the funds committed by the bank group under the two facilities. The Company plans to use the increase in the synthetic leasing facility commitment to finance the acquisition of two pending acquisitions (two facilities located in Rhode Island and two facilities located in Ohio - see Note
T). From time to time, the Company expects to pursue certain expansion and new development opportunities associated with existing facilities. In connection with a Certificate of Need received by its Ocala facility, the Company commenced construction of a sixty-bed addition and a rehabilitation therapy area during the fourth quarter of 1997. The costs of this project are estimated to be approximately $4,200,000, of which approximately $1,400,000 had been incurred as of December 31, 1997. The Company has been and will continue to be dependent on third-party financing to fund its acquisition strategy, and there can be no assurances that such financing will be available to the Company on acceptable terms, or at all.

  At December 31, 1997, the Company had two mortgage loans outstanding for $18,042,000 and another $15,600,000 in advances on its long-term revolving credit facility. One mortgage loan had an outstanding principal balance of $16,461,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during the twelve-month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,581,000 at December 31, 1997, of which $1,338,000 is due in 2010.

  The Company's operating activities in 1996 generated net cash of $1,405,000 as compared to $5,621,000 in 1997, an increase of $4,216,000. Most of the increase in cash provided by operations was the result of increased net income.

  Net cash used by investing activities was $4,050,000 during 1996 as compared to $19,487,000 used in 1997. The primary use of invested cash during these periods related to additions to property and equipment ($5,104,000 in 1996 compared to $5,274,000 in 1997), additions to intangible assets ($950,000 in 1996 compared to $6,301,000 in 1997), and a loan of $7,487,000 in connection with the acquisition of the five Connecticut facilities on December 1, 1997.

  Net cash used by financing activities was $27,790,000 in 1996 as compared to $12,891,000 provided in 1997. The early retirement of debt and the incurrence of a related prepayment penalty required the use of $26,517,000 in 1996. During 1996, the Company received $37,160,000 in net proceeds from the Offering and a cash payment of $3,685,000 from the landlord in connection with the leasing of the New Hampshire Facilities. During 1996 the Company also received $803,000 from the sale of equity interests to an officer and a director of the Company. In March of 1996 a liquidating distribution of $33,727,000 was paid to the KYP Unitholders. During 1997, the Company borrowed $15,600,000 under its revolving credit facility, most of which was used to finance the acquisitions of five Connecticut facilities and a therapy services company; made principal payments of $3,944,000 on its capital lease obligation, and received cash payments totaling $1,301,000 from its landlords in connection with the lease of the Massachusetts and Dayton facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

    Report of Independent Accountants
    Consolidated Balance Sheets as of December 31, 1996 and 1997
    Consolidated Statements of Operations for the years ended
       December 31, 1995, 1996 and 1997
    Consolidated Statements of Changes in Stockholders'
       Equity for the years ended December 31, 1995, 1996
       and 1997
    Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1996 and 1997
    Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Harborside Healthcare Corporation:


  We have audited the accompanying consolidated financial statements of Harborside Healthcare Corporation and subsidiaries (the "Company") as listed in
Item 14 (a) of this Form 10-K. These financial satements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harborside Healthcare Corporation and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand
---------------------
Coopers & Lybrand
Boston, Massachusetts
February 13, 1998

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                        FOR THE YEARS ENDED DECEMBER 31,


                                                               1996        1997
                                                               ----        ----
               ASSETS
Current assets:
  Cash and cash equivalents                                $  9,722    $  8,747
  Accounts receivable, net of allowances for doubtful
     accounts of $1,860 and $1,871, respectively             22,984      32,416
  Prepaid expenses and other                                  3,570       6,644
  Demand note due from limited partnership (Note D)           1,369           -
  Deferred income taxes (Note L)                              1,580       2,150
    Total current assets                                     39,225      49,957

Restricted cash (Note C)                                      3,751       5,545
Investment in limited partnership (Note D)                      256          67
Property and equipment, net (Note E)                         95,187      96,872
Intangible assets, net (Note F)                               3,004       8,563
Note receivable (Note G)                                          -       7,487
Deferred income taxes (Note L)                                  376          71
    Total assets                                           $141,799    $168,562

               LIABILITIES

Current liabilities:
  Current maturities of long-term debt (Note I)            $    169    $    186
  Current portion of capital lease obligation (Note J)        3,744       3,924
  Accounts payable                                            6,011       7,275
  Employee compensation and benefits                          8,639      10,741
  Other accrued liabilities                                   2,177       4,417
  Accrued interest                                               19         251
  Current portion of deferred income                            368         609
  Income taxes payable (Note L)                               1,272           -
     Total current liabilities                               22,399      27,403

Long-term portion of deferred income (Note H)                 2,948       3,559
Long-term debt (Note I)                                      18,039      33,456
Long-term portion of capital lease obligation (Note J)       53,533      52,361
    Total liabilities                                        96,919     116,779

Commitments and contingencies (Notes D, H and N)


         STOCKHOLDERS' EQUITY (NOTE M)

Common stock, $.01 par value, 30,000,000 shares authorized,
  8,000,000 and 8,008,665 shares issued and outstanding          80          80
  Additional paid-in capital                                 48,340      48,440
Retained earnings (deficit)                                  (3,540)      3,263
    Total stockholders' equity                               44,880      51,783
    Total liabilities and stockholders' equity             $141,799    $168,562


  The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                        FOR THE YEARS ENDED DECEMBER 31,


                                                                  1995             1996           1997
                                                                  ----             ----           ----
Total net revenues                                           $ 109,425        $ 165,412       $221,777

Expenses:
  Facility operating                                            89,378          132,207        176,404
  General and administrative                                     5,076            7,811         10,953
  Service charges paid to affiliate (Note Q)                       700              700            708
  Special compensation and other (Note M)                            -            1,716              -
  Depreciation and amortization                                  4,385            3,029          4,074
  Facility rent                                                  1,907           10,223         12,446
   Total expenses                                              101,446          155,686        204,585

Income from operations                                           7,979            9,726         17,192
Other:
  Interest expense, net                                         (5,107)          (4,634)        (5,853)
  Loss on investment in limited partnership (Note D)              (114)            (263)          (189)
  Gain on sale of facilities, net (Note P)                       4,869                -              -
  Minority interest in net income (Notes B and P)               (6,393)               -              -

Income before income taxes and extraordinary loss                1,234            4,829         11,150
Income taxes (Note L)                                                -             (809)        (4,347)

Income before extraordinary loss                                 1,234            4,020          6,803
Extraordinary loss on early retirement of debt,
  net of taxes of $843 (Note I)                                      -           (1,318)             -

Net income                                                   $    1,234       $   2,702       $  6,803

Net income per share - basic                                                                  $    .85
Net income per share - diluted                                                                $    .84

Pro forma data (unaudited--Notes B and L):
  Historical income before income taxes and
   extraordinary loss                                        $    1,234       $   4,829
Pro forma income taxes                                             (481)           (799)

  Pro forma income before extraordinary loss                        753           4,030
  Extraordinary loss, net                                             -          (1,318)

  Pro forma net income                                       $      753       $   2,712

Pro forma net income per share (basic and diluted):
  Pro forma income before extraordinary loss                 $     0.17       $    0.63
  Extraordinary loss, net                                             -            0.21
  Pro forma net income                                       $     0.17       $    0.42

Weighted average number of common shares used in per share
  computations:
  Basic                                                       4,425,000       6,396,142      8,037,026
  Diluted                                                     4,425,000       6,396,142      8,138,793


  The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                                            Additional   Retained
                                                            Common           Paid-in     Earnings
                                                             Stock           Capital     (Deficit)     Total
                                                             -----           -------     ---------     -----
Stockholders' equity, December 31, 1994                       $ 44          $ 10,298     $ (7,476)    $  2,866

   Net income for the year ended December 31, 1995               -                 -        1,234        1,234

   Contributions                                                 -                30            -           30

Stockholders' equity, December 31, 1995                         44            10,328       (6,242)       4,130

   Net income for the year ended December 31, 1996               -                 -        2,702        2,702

   Purchase of equity interests                                  -             1,028            -        1,028

   Distributions                                                 -              (140)           -         (140)

   Proceeds of initial public offering, net                     36            37,124            -       37,160

Stockholders' equity, December 31, 1996                         80            48,340       (3,540)      44,880

   Net income for the year ended December 31, 1997               -                 -        6,803        6,803

   Exercise of stock options                                     -               100            -          100

Stockholders' equity, December 31, 1997                       $ 80          $ 48,440     $  3,263     $ 51,783


  The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                        FOR THE YEARS ENDED DECEMBER 31,



                                                                    1995           1996         1997
                                                                    ----           ----         ----
Operating activities:
 Net income                                                      $ 1,234        $ 2,702      $ 6,803
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Minority interest                                                6,393            234            -
  Gain on sale of facilities, net                                 (4,869)             -            -
  Loss on refinancing of debt                                          -          1,318            -
  Depreciation of property and equipment                           3,924          2,681        3,589
  Amortization of intangible assets                                  461            348          485
  Amortization of deferred income                                      -           (369)        (449)
  Loss from investment in limited partnership                        114            263          189
  Amortization of loan costs and fees                                109            103          257
  Accretion of interest on capital lease obligation                    -          1,419        2,952
  Deferred interest                                                    -           (114)           -
  Common stock grant                                                   -            225            -
  Other                                                               14              -            -
                                                                   7,380          8,810       13,826
Changes in operating assets and liabilities:
 (Increase) in accounts receivable                                (7,573)       (13,017)      (9,432)
 (Increase) in prepaid expenses and other                           (456)        (1,780)      (3,074)
 (Increase) in deferred income taxes                                   -         (1,956)        (265)
 Increase in accounts payable                                      1,345          1,977        1,264
 Increase in employee compensation and benefits                    1,385          4,144        2,102
 Increase (decrease) in accrued interest                            (490)            (6)         232
 Increase in other accrued liabilities                               295          1,118        2,240
 Increase (decrease) in income taxes payable                           -          2,115       (1,272)
  Net cash provided by operating activities                        1,886          1,405        5,621

Investing activities:
 Additions to property and equipment                              (3,081)        (5,104)      (5,274)
 Facility acquisition deposits                                    (3,000)         3,000            -
 Additions to intangibles                                         (1,202)          (950)      (6,301)
 Transfers to restricted cash, net                                  (760)          (996)      (1,794)
 Receipt of note receivable                                            -              -       (7,487)
 Repayment of demand note from limited partnership                     -              -        1,369
 Issuance of Demand note from limited partnership                 (1,255)             -            -
 Payment of costs related to sale of facilities                     (884)             -            -
 Proceeds from sale of facilities                                 47,000              -            -
  Net cash provided (used) by investing activities                36,818         (4,050)     (19,487)

Financing activities:
 Borrowings under revolving line of credit                             -              -       15,600
 Payment of long-term debt                                        (9,800)       (25,288)        (166)
 Principal payments of capital lease obligation                        -         (6,766)      (3,944)
 Debt prepayment penalty                                          (1,154)        (1,517)           -
 Note payable to an affiliate                                      2,000         (2,000)           -
 Receipt of cash in connection with lease                              -          3,685        1,301
 Dividend distribution                                                 -           (140)           -
 Distributions to minority interest                               (3,636)       (33,727)           -
 Purchase of equity interests and other contributions                 30            803            -
 Exercise of stock options                                             -              -          100
 Proceeds from sale of common stock                                    -         37,160            -
  Net cash provided (used) by financing activities               (12,560)       (27,790)      12,891


Net increase (decrease) in cash and cash equivalents              26,144        (30,435)        (975)
Cash and cash equivalents, beginning of year                      14,013         40,157        9,722
Cash and cash equivalents, end of year                           $40,157        $ 9,722      $ 8,747

Supplemental Disclosure:
   Interest paid                                                 $ 6,208        $ 4,060      $ 3,371
   Income taxes paid                                             $     -        $   760      $ 5,783
Noncash investing and financing activities:
 Property and equipment additions by capital lease               $     -        $57,625      $     -
  Capital lease obligation incurred                              $     -        $57,625      $     -


  The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

A. NATURE OF BUSINESS

  Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and provide rehabilitation therapy services. As of December 31, 1997, the Company owned thirteen facilities, operated thirty additional facilities under various leases and owned a rehabilitation therapy services company. The Company accounts for its investment in one of its owned facilities using the equity method (see Note D).

B. BASIS OF PRESENTATION

  The Company was incorporated as a Delaware corporation on March 19, 1996, and was formed as a holding company, in anticipation of an initial public offering (the "Offering"), to combine under the control of a single corporation the operations of various business entities (the "Predecessor Entities") which were all under the majority control of several related stockholders. Immediately prior to the Offering, the Company executed an agreement (the "Reorganization Agreement") which resulted in the transfer of ownership of the Predecessor Entities to the Company in exchange for 4,400,000 shares of the Company's common stock. The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling-of-interests presentation. On June 14, 1996, the Company completed the issuance of 3,600,000 shares of common stock through the Offering, resulting in net proceeds to the Company (after deducting underwriters' commissions and other offering expenses) of approximately $37,160,000. A portion of the proceeds was used to repay some of the Company's long-term debt (see Note I).

  One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ("KYP"), which owned seven facilities (the "Seven Facilities") until December 31, 1995. The Company held a 5% interest in KYP, while the remaining 95% was owned by the limited partners of KYP (the "Unitholders"). Effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995, the accounts of KYP were included in the Company's combined financial statements and the interest of the Unitholders was reflected as minority interest. In March 1996, a liquidating distribution was paid to the Unitholders (see Notes H and P).

  The Company's financial statements prior to the date of the Offering do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company's combined financial statements include a pro forma income tax provision for each period presented, as if the Company had always owned the Predecessor Entities (see Note
L).

C. SIGNIFICANT ACCOUNTING POLICIES

  The Company uses the following accounting policies for financial reporting purposes:

Principles of Consolidation

  The consolidated financial statements (combined prior to June 14, 1996) include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Total Net Revenues

  Total net revenues include net patient service revenues, rehabilitation therapy service revenues from contracts to provide services to non-affiliated long-term care facilities and management fees from the facility owned by Bowie L.P. (see Note D) and two additional facilities (See Note H).

  Net patient service revenues payable by patients at the Company's facilities are recorded at established billing rates. Net patient service revenues to be reimbursed by contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid are determined by filing cost reports which are then audited and generally retroactively adjusted by the payor. Legislative changes to state or Federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third party payors, which could materially and adversely affect the Company, are reflected in operations at the time of the adjustment or settlement. Accounts receivable, net, at December 31, 1996 and 1997 includes $10,667,000 and $8,296,000, respectively, of estimated settlements due from third party payors and $5,194,000 and $6,115,000, respectively, of estimated settlements due to third party payors.

  In addition, direct and allocated indirect costs reimbursed under the Medicare program are subject to regional limits. The Company's costs generally exceed these limits and accordingly, the Company is required to submit exception requests to recover such excess costs. The Company believes it will be successful in collecting these receivables; however, the failure to recover these costs in the future could materially and adversely affect the Company.

  Beginning in 1995, total net revenues includes revenues recorded by the Company's rehabilitation therapy subsidiary (which does business under the name "Theracor") for therapy services provided to non-affiliated long-term care facilities.

Concentrations

  A significant portion of the Company's revenues are derived from the Medicare and Medicaid programs. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to long-term care facilities under these programs. On August 5, 1997, the Balanced Budget Act of 1997 (the "Balanced Budget Act") was signed into law. This act is effective for cost reporting periods beginning after July 1, 1998 and as such will not affect the Company until January 1, 1999. The Balanced Budget Act amends Medicare reimbursement methodology, converting it from a cost-based system to a prospective payment system. Approximately 65%, 65%, and 66% of the Company's net revenues in the years ended December 31, 1995, 1996 and 1997, respectively, are from the Company's participation in the Medicare and Medicaid programs. As of December 31, 1996 and 1997, $17,560,000 and $20,936,000,
respectively, of net accounts receivable were due from the Medicare and Medicaid programs.

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

Provision for Doubtful Accounts

  Provisions for uncollectible accounts receivable of $1,240,000, $1,116,000 and $1,188,000 are included in facility operating expenses for the years ended December 31, 1995, 1996 and 1997, respectively. Individual patient accounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

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

Net Income (Pro Forma Net Income) Per Share

  In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which revised the methodology of calculating net income per share. The Company adopted SFAS No. 128 in the fourth quarter of 1997. All net income per share and pro forma net income per share amounts for all periods have been presented in accordance with, and where appropriate have been restated to conform with, the requirements of SFAS No. 128.

  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during 1997. The computation of diluted net income per share is similar to that of basic net income per share except that the number of shares is increased to reflect the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company consist of shares issuable upon exercise of the Company's stock options. Pro forma net income per share for the years ended December 31, 1995 and 1996 is calculated based upon the common shares of the Company (4,400,000) issued in accordance with the Reorganization Agreement. Pursuant to Securities and Exchange Commission staff requirements, stock options issued within one year of an initial public offering, calculated using the treasury stock method and the initial public offering price of $11.75 per share, have been included in the calculation of pro forma net income per common share as if they were outstanding for all periods presented.

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

Intangible Assets

  Intangible assets consist of amounts identified in connection with certain facility acquisitions accounted for under the purchase method and certain deferred costs which were incurred in connection with various financings (see Notes F and I).

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

  Goodwill resulted from the acquisition of certain assets for which the negotiated purchase prices exceeded the allocations of the fair market value of identifiable assets. The Company's policy is to evaluate each acquisition separately and identify an appropriate amortization period for goodwill based on the acquired property's characteristics. Goodwill is being amortized using the straight-line method over a 20 to 40 year period.

  Costs incurred in obtaining financing (including loans, letters of credit and facility leases) are amortized as interest expense using the straight-line method (which approximates the interest method) over the term of the related financial obligation.

Assessment of Long-Lived Assets

  The Company periodically reviews the carrying value of its long-lived assets (primarily property and equipment and intangible assets) to assess the recoverability of these assets; any impairments would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values included in appraisals of its facilities, which have periodically been obtained in connection with various financial arrangements. The Company has not recognized any adjustments as a result of these assessments.

Cash and Cash Equivalents

  Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of their acquisition by the Company.

Restricted Cash

  Restricted cash consists of cash set aside in escrow accounts as required by several of the Company's leases and other financing arrangements.

New Accounting Pronouncements

  In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These pronouncements are effective for financial statement periods beginning after December 15, 1997. The Company does not believe that these new pronouncements will have material effect on its future financial statements.

D. INVESTMENT IN LIMITED PARTNERSHIP

  In April 1993, a subsidiary of the Company acquired a 75% partnership interest in Bowie L.P., which developed a 120-bed long-term care facility in Maryland that commenced operations on May 1, 1994. The remaining 25% interest in Bowie L.P. is owned by a non-affiliated party. The Company records its investment in Bowie L.P. using the equity method. Although the Company owns a majority interest in Bowie L.P., the Company only maintains a 50% voting interest and accordingly does not exercise control over the operations of Bowie L.P. In addition, the non-affiliated party has the option to purchase the Company's partnership interest during the sixty-day period prior to the seventh anniversary of the facility's opening and each subsequent anniversary thereafter. If the option is exercised, the purchase price would be equal to the fair market value of the Company's interest at the date on which the option is exercised. The Company is entitled to 75% of the facility's net income and manages this facility in return for a fee equal to 5.5% of the facility's net revenues (effective September 1995). Prior to this date, the management fee approximated $10,000 per month. The Company recorded $234,000, $445,000 and $445,000 in management fees from this management contract for the years ended December 31, 1995, 1996 and 1997, respectively.

  Bowie L.P. obtained a $4,377,000 construction loan from a bank to finance the construction of the facility. Bowie L.P. also obtained a $1,000,000 line of credit from the bank to finance pre-opening costs and working capital requirements. On July 31, 1995, the line of credit converted to a term loan. In March of 1997, the entire loan was repaid with the proceeds of a $6,400,000 note from another bank. As of December 31, 1996 and 1997, Bowie L.P. owed $4,964,000 and $6,300,000, respectively, on these loans. Interest on the loan is payable monthly at the bank's prime rate or a LIBOR rate plus 1.5%. This loan limits Bowie L.P.'s ability to borrow additional funds and to make acquisitions, dispositions and distributions. Additionally, the loan contains covenants with respect to maintenance of specified levels of net worth, working capital and debt service coverage.

  The loan is collateralized by each partner's partnership interest as well as all of the assets of Bowie L.P. These loan is also guaranteed by the Company and additional collateral pledged by the non-affiliated partner. The Bowie L.P. partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership's debt, so that the partners each bear their proportionate share of the liability based on their percentage ownership of the partnership.

The results of operations of Bowie L.P. are summarized below:

                                     For the years ended December 31,
                                   1995            1996            1997

 Net operating revenues        $7,595,000      $8,104,000      $8,311,000
 Net operating expenses         7,236,000       7,758,000       8,052,000
 Net loss                        (152,000)       (351,000)       (252,000)

The financial position of Bowie L.P. was as follows:

                                    As of December 31,
                                   1996            1997

 Current assets                $2,511,000      $2,275,000
 Non-current assets             4,882,000       4,695,000
 Current liabilities            2,335,000         722,000
 Non-current liabilities        4,716,000       6,158,000
 Partners' equity                 342,000          90,000

  On December 28, 1995, the Company advanced $1,255,000 to Bowie L.P. to support additional facility working capital requirements by means of a demand note bearing interest at 9.0% per annum. This advance was repaid by Bowie L.P. during 1997.

E. PROPERTY AND EQUIPMENT

  The Company's property and equipment are stated at cost and consist of the following as of December 31:

                                                1996            1997

 Land                                     $  2,994,000    $  3,270,000
 Land improvements                           3,077,000       3,387,000
 Leasehold improvements                      2,371,000       3,157,000
 Buildings and improvements                 28,764,000      30,529,000
 Equipment, furnishings and fixtures         7,835,000       9,565,000
 Assets under capital lease                 63,125,000      63,532,000
                                            ----------      ----------
                                           108,166,000     113,440,000
 Less accumulated depreciation              12,979,000      16,568,000
                                            ----------      ----------
                                          $ 95,187,000    $ 96,872,000
                                          ============    ============

F. INTANGIBLE ASSETS

  Intangible assets are stated at cost and consist of the following as of December 31:

                                                1996            1997


 Patient lists                            $  1,459,000    $  1,459,000
 Assembled workforce                           930,000         930,000
 Covenant not to compete                     1,838,000       1,838,000
 Organization costs                            256,000         380,000
 Goodwill                                            -       2,166,000
 Deferred financing costs                    2,563,000       6,574,000
                                             ---------       ---------
                                             7,046,000      13,347,000
 Less accumulated amortization               4,042,000       4,784,000
                                             ---------       ---------
                                          $  3,004,000    $  8,563,000
                                          ============    ============

G. NOTE RECEIVABLE

  In connection with the acquisition of five Connecticut facilities on December 1, 1997 (see Note H), the Company received a note receivable from the owners in the amount of $7,487,000. Interest is earned at the rate of 9% per annum, and payments are due monthly, in arrears, commencing January 1, 1998 and continuing until November 30, 2010, at which time the entire principal balance is due. The proceeds of the note were used to repay certain indebtedness. The note is collateralized by various mortgage interests and other collateral.

H. OPERATING LEASES

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

  Effective October 1, 1994, a subsidiary of the Company entered into an agreement with a related party to lease a 100 bed long-term care facility in Florida for a period of ten years. The lease agreement provides for annual rental payments of $551,250 in the initial twelve-month period and annual increases of 2% thereafter. The Company has the option to exercise two consecutive five-year lease renewals. The Company also has the right to purchase the facility at fair market value at any time after the fifth anniversary of the commencement of the lease. The lease agreement also required the Company to escrow funds equal to three months' base rent.

  Effective April 1, 1995, a subsidiary of the Company entered into an agreement with Meditrust to lease a 100-bed long-term care facility in Ohio for a period of ten years. The lease agreement provides for annual rental payments of $698,400 in the initial twelve-month period. The Company is also required to make additional rental payments beginning April 1, 1996 in an amount equal to 5.0% of the difference between the facility's operating revenues in each applicable year and the operating revenues in the twelve-month base period which commenced on April 1, 1995. The annual additional rent payment will not exceed $14,650. At the end of the initial lease period, the Company has the option to exercise two consecutive five-year lease renewals. The lease agreement also required the Company to escrow funds equal to three months base rent. The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the facility's accounts receivable. The Company also has the right to purchase the facility at its fair market value on the eighth and tenth anniversary dates of the commencement of the lease and at the conclusion of each lease renewal.

  Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease the Seven Facilities formerly owned by KYP (see Note P). The lease agreement provides for annual rental payments of $4,582,500 in the initial twelve-month period and annual increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company's option. The lease agreement also required the Company to escrow funds in an amount equal to three months base rent. The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the related facilities' accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which option is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of the fair market value of the facilities at the time of exercise or Meditrust's original investment.

  Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease six long-term care facilities with a total of 537 licensed beds in New Hampshire. The lease agreement provides for annual rental payments of $2,324,000 in the initial twelve-month period and annual rental increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company's option. The lease agreement also required the Company to escrow funds in an amount equal to three months base rent. In addition, the lease agreement required the Company to establish a renovation escrow account in the amount of $560,000 to fund facility renovations identified in the agreement. The renovation escrow funds are released upon completion of the required renovations. As of December 31, 1997, $325,000 of these funds remained in escrow pending completion of the specified renovations. The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the related facilities' accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of 90% of the fair market value of the facilities at the time of exercise or Meditrust's original investment. In connection with this lease, the Company received a cash payment of $3,685,000 from Meditrust which was recorded as deferred income and is being amortized over the ten-year initial lease term as a reduction of rental expense.

  The Meditrust leases contain cross-default and cross-collateralization provisions. A default by the Company under one of these leases could adversely affect a significant number of the Company's properties and result in a loss to the Company of such properties. In addition, the leases permit Meditrust to require the Company to purchase the facilities upon the occurrence of a default.

  Effective March 1, 1997, the Company entered into an agreement with a non-affiliated party to lease one long-term care facility with 163 beds in Baltimore, Maryland for a period of ten years. The lease agreement provides for fixed annual rental payments of $900,000 for the first three years and annual increases based on changes in the consumer price index thereafter. From July 1, 1999 through August 28, 2000, the Company has the option to acquire the facility for $10,000,000. After August 28, 2000, the purchase price escalates in accordance with a schedule. On the effective date of the lease, the Company paid $1,000,000 to the lessor in exchange for the purchase option. This option payment is being amortized over the life of the lease.

  As of August 1, 1997, the Company acquired four long-term care facilities with 401 beds in Massachusetts. The Company financed this acquisition through an operating lease with a real estate investment trust (the "REIT"). The lease provides for annual rental payments of $1,576,000 in the initial twelve-month period and annual increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with, at the Company's option, eight consecutive five-year renewal terms. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which option is exercisable at the end of the initial lease term and at the conclusion of each renewal term. The purchase option is exercisable at the fair market value of the facilities at the time of exercise.

  On August 28, 1997, the Company obtained a five-year $25,000,000 synthetic leasing facility (the "Leasing Facility") from the same group of banks that provided the "Credit Facility" (see Note I). The Company used $23,600,000 of the funds available through the Leasing Facility to acquire the Dayton, Ohio facilities in September 1997. Acquisitions made through the Leasing Facility are accounted for financial reporting purposes as operating leases with an initial lease term, which expires at the expiration date of the leasing facility. Annual rent for properties acquired through the Leasing Facility is determined based on the purchase price of the facilities acquired and an interest rate factor which varies with the Company's leverage ratio (as defined) and which is based on LIBOR, or at the Company's option, the agent bank's prime rate. As of December 31, 1997 the interest rate for amounts outstanding under this facility was approximately 7.5%. The Company has the right to purchase facilities acquired through the Leasing Facility for an amount equal to the purchase price at the date of acquisition. The Company's obligations under the lease are collateralized by a collateral pool which also collateralizes the Company's borrowings under its Credit Facility.

  Under the terms of each of the facility leases described above, the Company is responsible for the payment of all real estate and personal property taxes, as well as other reasonable costs required to operate, maintain, insure and repair the facilities.

  Future minimum rent commitments under the Company's non-cancelable operating leases as of December 31, 1997 are as follows:

        1998                                        $ 19,423,000
        1999                                          19,617,000
        2000                                          19,811,000
        2001                                          20,005,000
        2002                                          20,199,000
        Thereafter                                    76,545,000
                                                    $175,600,000

I. LONG-TERM DEBT

  In October 1994, certain of the Predecessor Entities refinanced $29,189,000 of the then outstanding bank debt, and as a result, recorded a loss of $453,000. This loss included a payment of $384,000 upon the termination of a related interest rate protection agreement, which was required pursuant to the terms of the bank debt in order to effectively fix the interest rate on such debt. The retirement of this debt was financed by the concurrent borrowing of $42,300,000 from Meditrust. Using proceeds from the Offering, on June 14, 1996 the Company repaid $25,000,000 of this debt, incurring a prepayment penalty of $1,517,000. Additionally, the Company wrote-off $544,000 of deferred financing costs related to the retired debt and incurred $100,000 of additional transaction costs. The loss on this early retirement of debt totaled $2,161,000 and is presented as an extraordinary loss in the Statement of Operations for the year ended December 31, 1996 net of the related estimated income tax benefit of $843,000. The Meditrust debt was collateralized by the assets of certain of the Predecessor Entities (the "Seven S Corporations"), and subsequent to the debt paydown, the remaining debt is cross-collateralized by the assets of four facilities (the "Four Facilities"). The Meditrust debt bears interest at the annual rate of 10.65%. Additional interest payments are also required commencing on January 1, 1997 in an amount equal to 0.3% of the difference between the operating revenues of the Four Facilities in each applicable year and the operating revenues of the Four Facilities during a twelve-month base period which commenced October 1, 1995. The Meditrust debt is cross-collateralized by the assets of each of the Four Facilities. The loan agreement with Meditrust places certain restrictions on the Four Facilities; among them, the agreement restricts their ability to incur additional debt or to make significant dispositions of assets. The Four Facilities are also required to maintain a debt service coverage ratio of at least 1.2 to 1.0 (as defined in the loan agreement) and a current ratio of at least 1.0 to 1.0. The Meditrust loan agreement contains a prepayment penalty, which decreases from 1.5% of the then outstanding balance in the sixth year to none in the ninth year.

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

  In April of 1997, the Company obtained a three-year $25,000,000 revolving credit facility (the "Credit Facility") from a commercial bank. On August 28, 1997, the Company amended the Credit Facility to add three additional banks as parties to the Credit Facility, extended the maturity to five years and made certain additional amendments to the terms of the agreement. Borrowings under this facility are collateralized by patient accounts receivable and certain real estate. The assets which collateralize the Credit Facility also collateralize the Company's obligation under the Leasing Facility. The facility matures in September 2002 and provides for prime and LIBOR interest rate options which vary with the Company's leverage ratio (as defined). As of December 31, 1997, the interest rate for amounts outstanding under this facility was approximately 7.3%. The Credit Facility contains covenants which, among other things, imposes certain financial ratios and imposes certain limitations or prohibitions on the Company's ability to incur indebtedness, pay dividends, make investments or dispose of assets. The Credit Facility requires the Company to maintain a debt service coverage ratio (as defined) of at least 1.25 and a maximum leverage ratio (as defined) of 5.0. As of December 31, 1997, $15,600,000 was outstanding on the Credit Facility and $9,400,00 remained available. During 1997, the maximum balance borrowed under this facility was $15,600,000. A commitment fee of 0.20% to 0.50% on unused availability is charged depending on the Company's leverage ratio.

  Interest expense charged to operations for the years ended December 31, 1995, 1996 and 1997 was $5,830,000, $5,576,000, and $6,681,000, respectively.

  As of December 31, 1997, future long-term debt maturities associated with the Company's debt are as follows:

1998                                 $     186,000
1999                                       205,000
2000                                       226,000
2001                                       248,000
2002                                    15,874,000
Thereafter                              16,903,000
                                        ----------
                                       $33,642,000
                                       ===========

  Substantially all of the Company's assets are subject to liens under long-term debt or operating lease agreements.

J.  CAPITAL LEASE OBLIGATION

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

1998                                              $   5,000,000
1999                                                  5,000,000
2000                                                  5,000,000
2001                                                 57,625,000
                                                     ----------
                                                     72,625,000
Less amount representing interest                   (16,340,000)
                                                     ----------
                                                     56,285,000
Less current portion                                 (3,924,000)
                                                     ----------
Long-term portion of capital lease obligation       $52,361,000
                                                    ===========

K. RETIREMENT PLANS

  The Company maintains an employee 401(k) defined contribution plan. All employees who have worked at least one thousand hours and have completed one year of continuous service are eligible to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions to this plan may be matched at the discretion of the Company. The Company contributed $120,000, $180,000 and $365,000 to the plan in 1995, 1996 and 1997, respectively.

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

L. INCOME TAXES

Pro Forma Income Taxes (Unaudited)

  The financial statements of the Company for the periods prior to the Reorganization do not include a provision for income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state taxation. For financial reporting purposes, for the years ended December 31, 1995 and 1996, a pro forma provision for income taxes has been reflected in the accompanying statements of operations based on taxable income for financial statement purposes and an estimated effective Federal and state income tax rate of 39% which would have resulted if the Predecessor Entities had filed corporate income tax returns during those years.

  Effective with the Reorganization described in Note B, the Company became subject to Federal and state income taxes. The historical provision for income taxes for the year ended December 31, 1996 reflects the recording of a one-time Federal and state income tax benefit of $1,400,000 upon the change in the tax status of the entity as required by SFAS No. 109, "Accounting for Income Taxes".

Significant components of the Company's deferred tax assets as of December 31, 1996 and 1997 are as follows:

                                      1996                     1997
Deferred Tax Assets:
            Reserves               $1,144,000              $1,755,000
            Rental payments           358,000                  79,000
            Interest payments         376,000                 376,000
            Other                      78,000                  11,000
Total deferred tax assets          $1,956,000              $2,221,000

Significant components of the provision for income taxes for the years ended December 31, 1996 and 1997 are as follows:

                                      1996                     1997
Current:
               Federal             $2,229,000              $3,893,000
               State                  536,000                 719,000
Total current                       2,765,000               4,612,000

Deferred:
               Federal             (1,648,000)               (223,000)
               State                 (308,000)                (42,000)
Total deferred                     (1,956,000)               (265,000)
Total income tax expense           $  809,000              $4,347,000


The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 1996 and 1997 are as follows:

                                                                             1996                         1997

Statutory rate                                                    $1,699,000     35.0%         $3,903,000     35.0%
State income tax, net of federal benefit                             148,000      3.1             440,000      3.9%
Permanent differences                                                100,000      2.1               4,000      0.1%
Deferred tax asset resulting from change
   in tax status                                                  (1,256,000)   (25.9)                 -         -
Other                                                                118,000      2.4                  -         -
                                                                  $  809,000     16.7%         $4,347,000     39.0%

M.  CAPITAL STOCK

Common Stock

  On June 14, 1996, the Company completed its initial public offering (the "Offering"). Through the Offering the Company issued 3,600,000 shares at $11.75 per share resulting in net proceeds to the Company (after deducting underwriters' commissions and other offering expenses) of approximately $37,160,000. A portion of the proceeds was used to repay some of the Company's long-term debt (see Note I) and the remainder to fund acquisitions.

  The Company's Board of Directors is authorized to issue up to 1,000,000 shares of Preferred Stock in one or more series with such dividend rates, number of votes, conversion rights, preferences or such other terms or conditions as are permitted under the laws of the State of Delaware.

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

  On December 31, 1995, certain of the Predecessor Entities (the "S Corporations") issued a 6% equity interest in the S Corporations to the president of the Company amounting to $438,000 and a 5% equity interest in the S Corporations to the president of an affiliate amounting to $365,000. The issuance amounts represented the fair market value of these interests at the date of issuance based on an independent appraisal obtained by the Company. Payment for the issuance of these shares was due within 90 days; and accordingly, the amounts receivable from these individuals were reflected as a contra-equity subscription receivable with no net increase to stockholders' equity at December 31, 1995. Subsequent to year-end and in connection with the execution of the 1996 employment agreement of the Company's president, the Company granted a special bonus to the president equal to the cost of the shares issued. This expense is included in the Statement of Operations for the year ended December 31, 1996 in the line "Special Compensation and Other."

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

Stock Option Plans

  During 1996, the Company established two stock option plans, the 1996 Stock Option Plan for Non-employee Directors (the "Director Plan") and the 1996 Long-Term Stock Incentive Plan (the "Stock Plan"). Directors of the Company who are not employees, or affiliates of the Company, are eligible to participate in the Director Plan. On the date of the Offering, each of the four non-employee directors was granted options to acquire 15,000 shares of the Company's common stock at the Offering price. On January 1 of each year, each non-employee director will receive an additional grant for 3,500 shares at the fair market value on the date of grant. Options issued under the Director Plan become exercisable on the first anniversary of the date of grant and terminate upon the earlier of ten years from date of grant or one year from date of termination as a director. Through the Directors Retainer Fee Plan, non-employee directors of the Company may also elect to receive all or a portion of their director fees in shares of the Company's common stock. The Stock Plan is administered by the Stock Plan Committee of the Board of Directors which is composed of outside directors who are not eligible to participate in this plan. The Stock Plan authorizes the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards. Options granted during the years ended December 31, 1996 and 1997, were granted with exercise prices equal to or greater than the fair market value of the stock on the date of grant. Options granted under the stock plan during 1996 and 1997 vest over a three-year period and have a maximum term of ten years. A maximum of 800,000 shares of common stock have been reserved for issuance in connection with these plans. Information with respect to options granted under these stock option plans is as follows:

Options Outstanding:

                                    Number    Exercise Price    Weighted-Average
                                  of Shares     Per Share        Exercise Price
Balance at December 31, 1995             -                  -           -
Granted                            523,000    $ 8.15 - $11.75      $11.16
Cancelled                          (24,000)   $11.75               $11.75
Balance at December 31, 1996       499,000    $ 8.15 - $11.75      $11.14
Granted                            227,500    $11.69 - $18.69      $12.66
Exercised                           (8,665    $11.75               $11.75
Cancelled                          (52,334)   $11.75 - $12.00      $11.80
Balance at December 31, 1997       665,501    $ 8.15 - $18.69      $11.59

  As of December 31, 1996 no options to purchase shares of the Company's common stock were exercisable. As of December 31, 1997 there were 187,000 exercisable options at a weighted-average exercise price of $11.20.

  In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS No. 123, and has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's unaudited pro forma net income and pro forma net income per share for the years ended December 31, 1996 and 1997, would have been reduced to the amounts indicated below:

                                     1996
                      1996         Pro Forma        1997          1997
                                  Net Income                   Net Income
                    Pro Forma      Per Share                   Per Share
                    Net Income      Diluted      Net Income


   As
Reported           $2,712,000      $ 0.42       $6,803,000      $ 0.84

  Pro
forma              $2,372,000      $ 0.37       $5,733,000      $ 0.70

  The weighted average fair value of options granted was $4.72 and $5.63 during 1996 and 1997, respectively. The fair value for each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, expected volatility of 40%, no dividend yield, and a risk-free interest rate of 6.5% and 6.2% for 1996 and 1997, respectively.

The following table sets forth the computation of basic and diluted net income per share for the year ended December 31, 1997:

Numerator:
      Numerator for basic and diluted net income per share            $6,803,000

Denominator:
      Denominator for basic net income per share -
      weighted average shares                                          8,037,026

      Effect of dilutive securities - employee stock options             101,767

      Denominator for diluted net income per share--adjusted weighted-
      average shares and assumed conversions                           8,138,793

Basic net income per common share                                          $0.85

Diluted net income per common share                                        $0.84

  The denominator for basic net income per share includes 25,000, 19,093 and 34,574 shares for the years ended December 31, 1995, 1996 and 1997, respectively, resulting from stock options issued within one year of the Company's public offering. In addition to the dilutive securities listed above, stock options for an additional 23,000 shares, that are anti-dilutive at December 31, 1997, could potentially dilute earnings per share in future periods.

N. CONTINGENCIES

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

O. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The methods and assumptions used to estimate the fair value of each class of financial instruments, for those instruments for which it is practicable to estimate that value, and the estimated fair values of the financial instruments are as follows:

Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short effective maturity of these instruments.

Note Receivable

The carrying value of the note receivable approximates its fair value at December 31, 1997 based on the yield of the note and the present value of expected cash flows.

Long-term Debt

  The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for similar debt. The carrying value of the Company's long-term debt approximates its fair value as of December 31, 1996 and 1997.

P. GAIN ON SALE OF FACILITIES, NET

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

Q. RELATED PARTY TRANSACTIONS

  An affiliate of the Company provides office space, legal, tax, data processing and other administrative services to the Company in return for a monthly fee. Total service charges under this arrangement were $700,000, $700,000 and $708,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

R.  RECENT ACQUISITIONS (Unaudited)

  The following unaudited pro forma financial information gives effect to the acquisition of the Ohio Facilities, the Connecticut facilities, the Dayton facilities, the Massachusetts facilities and a therapy services company, as if they had occurred on January 1,

1996. The pro forma financial results are not necessarily indicative of the actual results of operations which might have occurred or of the results of operations which may occur in the future.

                                                For the Years Ended December 31,
                                                          1996           1997
 Total net revenues                                $  262,043,000  $ 285,061,000
 Income before income taxes and extraordinary loss      5,132,000     11,971,000
 Income before extraordinary loss                       4,215,000      7,304,000
 Net income                                             2,897,000      7,304,000
 Net income per common share using
    6,396,142 and 8,138,793 common and
    common equivalent shares,  respectively                $ 0.45         $ 0.90


S. SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company's unaudited quarterly financial information follows:

                                                                     Year Ended December 31, 1997
                                             First                    Second                Third                Fourth
                                             Quarter                  Quarter              Quarter              Quarter

Total net revenues                     $   47,384,000           $   50,292,000        $   57,964,000       $   66,137,000
Income from operations                      3,822,000                4,069,000             4,455,000            4,846,000

Income before income taxes                  2,461,000                2,613,000             2,773,000            3,303,000
Income taxes                                  959,000                1,020,000             1,081,000            1,287,000
Net income                                  1,502,000                1,593,000             1,692,000            2,016,000
Net income per share
    Basic                                    $   0.19                $    0.20             $    0.21            $    0.25
    Diluted                                  $   0.19                $    0.20             $    0.21            $    0.24


                                                                      Year Ended December 31, 1996
                                              First                   Second                Third                 Fourth
                                             Quarter                 Quarter               Quarter               Quarter

Total net revenues                      $  34,931,000           $   36,872,000        $   45,903,000       $   47,706,000
Income from operations                      1,307,000                  846,000  (1)        3,655,000            3,918,000

Income (loss) before
    income taxes and
    extraordinary loss                        205,000                 (229,000)            2,312,000            2,541,000
Income taxes (benefit)                            --                  (400,000)              902,000              307,000
Income before
    extraordinary loss                        205,000                  171,000             1,410,000            2,234,000
Extraordinary loss                                --                (1,318,000) (2)              --                   --
Net income (loss)                             205,000               (1,147,000)            1,410,000            2,234,000
Net income per share-
    basic and diluted                                                                      $    0.18            $    0.28

Pro forma income taxes
   (benefit)                                   80,000                 (489,000)
Pro forma income before
    extraordinary loss                        125,000                  260,000
Pro forma net income (loss)                   125,000               (1,058,000)
Pro forma income before
    extraordinary loss
    per share - basic and diluted            $   0.03                $    0.05
Pro forma net income (loss)
    per share - basic and diluted            $   0.03                $   (0.21)

                                                                        Year Ended December 31, 1995
                                             First                   Second                 Third                 Fourth
                                           Quarter                  Quarter                Quarter               Quarter
                                           -------                  -------                -------               -------
Total net revenues                     $   23,777,000           $   26,737,000         $  28,515,000        $  30,396,000
Income from operations                      1,290,000                1,671,000             2,123,000            2,895,000
Net income (loss)                            (240,000)                 253,000               297,000              924,000
Pro forma income taxes
   (benefit)                                  (94,000)                  99,000               116,000              360,000
Pro forma net income (loss)                  (146,000)                 154,000               181,000              564,000
Pro forma net income (loss)
   per share - basic and diluted             $  (0.03)               $    0.03             $    0.04            $    0.13


(1) Includes $1,716,000 of special compensation and other expenses incurred primarily as a result of the Offering (see Note M)

(2) A portion of the proceeds of the Offering was used to repay long-term debt in June 1996. The resulting loss on early retirement of debt is presented as an extraordinary loss net of related tax benefit (see Note I)

T. PENDING ACQUISITIONS

  During 1997, the Company entered into separate agreements to acquire two long-term care facilities in Ohio and two long-term care facilities in Rhode Island. The aggregate purchase price of these two acquisitions is approximately $33,700,000, and the Company expects to finance them through an expansion of funds committed to its existing Leasing Facility (see Note H). The Company is currently awaiting regulatory approval for each of these acquisitions and expects each transaction to be completed during the second quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1998, to be filed with the Securities and Exchange Commission.

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

Exhibit
                         Number Description of Document
                         ------------------------------
2.1* Reorganization Agreement, dated as of May 15, 1996, by and among Harborside Healthcare Corporation, The Berkshire Companies Limited Partnership, Krupp Enterprises Limited Partnership, The Douglas Krupp 1994 Family Trust, The George Krupp 1994 Family Trust, Laurence Gerber, Stephen L. Guillard and Damian Dell'Anno.

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

10.2(e)*       Negative Pledge Agreement, dated October 13, 1994, by and among
               Douglas Krupp, George Krupp, Bay Tree Nursing Center Corporation,
               Belmont Nursing Center Corporation, Countryside Care Center
               Corporation, Oakhurst Manor Nursing Center Corporation, Orchard
               Ridge Nursing Center Corporation, Sunset Point Nursing Center
               Corporation, West Bay Nursing Center Corporation and Meditrust
               Mortgage Investments, Inc.
10.2(f)*       Affiliated Party Subordination Agreement, dated October 13, 1994, by and among Bay Tree Nursing Center Corporation, Belmont Nursing
               Center Corporation, Countryside Care Center Corporation, Oakhurst
               Manor Nursing Center Corporation, Orchard Ridge Nursing Center
               Corporation, Sunset Point Nursing Center Corporation, West Bay
               Nursing Center Corporation, Harborside Healthcare Limited
               Partnership, Harborside Rehabilitation Limited Partnership and
               Meditrust Mortgage Investments, Inc.
10.2(g)*       First Amendment to Loan Agreement, dated May 17, 1996 by and among Meditrust Mortgage Investments, Inc. and Bay Tree Nursing
               Center Corporation, Belmont Nursing Center Corporation,
               Countryside Care Center Corporation, Oakhurst Manor Nursing
               Center Corporation, Orchard Ridge Nursing Center Corporation,
               Sunset Point Nursing Center Corporation, West Bay Nursing Center
               Corporation and Harborside Healthcare Limited Partnership.
10.2(h)*       Credit Agreement, dated as of April 14, 1997, among Harborside
               Healthcare Corporation and the other Borrowers specified therein, the Lenders party thereto and the Chase Manhattan Bank, as
               Administrative Agent.
10.2(i)***     First Amendment to Revolving Credit Agreement among Harborside
               Healthcare Corporation and other Borrowers specified therein, the
               Lenders party thereto and Chase Manhattan Bank, Administrative
               Agent, dated as of August 1, 1997
10.2(j)***     Second Amendment to Revolving Credit Agreement among Harborside
               Healthcare Corporation and other Borrowers specified therein, the Lenders party thereto and Chase Manhattan Bank, Administrative
               Agent, dated as of August 28, 1997
10.3(a)*       Facility lease Agreement, dated as of January 1, 1996 between
               Meditrust of New Hampshire Inc. and Harborside New Hampshire
               Limited Partnership (Westwood Facility).
10.3(b)*       Facility Lease Agreement, dated as of January 1, 1996 between
               Meditrust of New Hampshire, Inc. and Harborside New Hampshire
               Limited Partnership (Pheasant Wood Facility).
10.3(c)*       Facility Lease Agreement, dated as of January 1, 1996 between
               Meditrust of New Hampshire, Inc. and Harborside New Hampshire
               Limited Partnership (Crestwood Facility).
10.3(d)*       Facility Lease Agreement, dated as of January 1, 1996 between
               Meditrust of New Hampshire, Inc. and Harborside New Hampshire
               Limited Partnership (Milford Facility).
10.3(e)*       Facility Lease Agreement, dated as of January 1, 1996 between
               Meditrust of New Hampshire, Inc. and Harborside New Hampshire
               Limited Partnership (Applewood Facility).
10.3(f)*       Facility Lease Agreement, dated as of December 31, 1996 between
               Meditrust of Bedford, Inc. and Harborside New Hampshire Limited
               Partnership (Northwood Facility).
10.3(g)*       First Amendment to Facility Lease Agreement, dated as of May 17,
               1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Westwood Facility).
10.3(h)*       First Amendment to Facility Lease Agreement, dated as of May 17,
               1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Pheasant Wood
               Facility).

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



* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-3096).

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 01-14358).

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 01-14358).

(b) The Company did not file any reports on Form 8-K during the last quarter of of the Company's fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                    HARBORSIDE HEALTHCARE
                                    CORPORATION


                                    By: /s/ Stephen L. Guillard
                                    ---------------------------
                                    Chairman of the Board
                                    President and Chief Executive
                                    Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                             Director
-------------------
Robert T. Barnum


/S/ David F. Benson          Director
-------------------


                             Director
-------------------
Robert M. Bretholtz


/S/ Sally W. Crawford        Director
---------------------


/S/ Stephen L. Guillard      President, Chief Executive Officer and
-----------------------      Director (Principal Executive Officer)


/S/ Douglas Krupp            Director
-----------------


/S/ William H. Stephan       Senior Vice President and Chief
----------------------       Financial Officer (Principal Financial and
                             Accounting Officer)