Form 10-K/A
period 1997-12-31
HARBORSIDE HEALTHCARE CORP
filed 1998-04-30
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NUMBER 1

                                  FORM 10-K/A-1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to

                  Commission file number 01-14358

                        Harborside Healthcare Corporation
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          04-3307188
          --------                                          ----------
(State or other jurisdiction of                  (IRS Employer incorporation or
        organization)                                   Identification No.)


470 Atlantic Avenue, Boston, Massachusetts                              02210
------------------------------------------                              -----
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code)   (617) 556-1515
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

At March 31, 1998, the registrant had 8,010,664 shares of Common Stock outstanding. The aggregate market value on February 28, 1998 of the registrant's Common Stock held by non-affiliates of the registrant was $80,978,000 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange and 3,608,665 shares of common stock held by non-affiliates).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The registrant ("the Company") Company desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

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

EXPLANATORY NOTE

THIS AMENDMENT IS BEING FILED TO AMEND AND RESTATE THE COVER PAGE AND THE FOLLOWING ITEMS IN THEIR ENTIRETY: PART 1, ITEM 4; PART III, ITEMS 10, 11, 12 AND 13.

                                     PART I

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the last quarter of the Company's fiscal year ended December 31, 1997.

ITEM 4.1 EXECUTIVE MANAGEMENT OF THE REGISTRANT

Intentionally deleted.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

         The following table sets forth the names and ages of each Director of the Company, their principal offices with the Company, their term of office as a Director and any periods during which they have served as such:


Name and Principal Offices with the Company                   Age      Class    Term Expires     No. of Years
                                                                                                   Director
                                                                                                   --------
Robert M. Bretholtz, Director                                 53       II       1998             2
Sally W. Crawford, Director                                   44       II       1998             2
Robert T. Barnum, Director                                    52       III      1999             2
Douglas Krupp, Director                                       51       III      1999             2
David F. Benson, Director                                     48       I        2000             2
Stephen L. Guillard, President, Chief Executive
     Officer and Director                                     48       I        2000             2


         Robert M. Bretholtz, a Director of the Company since June 11, 1996, was President and a Director of Madison Cable Corp., a privately held manufacturing company, from 1976 to 1995. Mr. Bretholtz is the Chairman of the Board of Trustees of Brigham and Women's Hospital in Boston and a Corporator for Partners Healthcare System, Inc., the parent organization of the hospital.

         Sally W. Crawford, a Director of the Company since June 11, 1996 served from 1985 through 1996 as Chief Operating Officer of Healthsource, Inc., a publicly held managed care organization headquartered in New Hampshire. Ms. Crawford's responsibilities at Healthsource, Inc. included leading that company's Northern Region operations and marketing efforts. Ms. Crawford currently is acting as a consultant. She is a director of Yankee Publishing, publisher of Yankee Magazine and The Old Farmers Almanac. Ms. Crawford became a Director of CYTYC Corporation , a publicly traded company located in Foxborough, Massachusetts that develops, manufactures and markets medical diagnostic systems.

         Robert T. Barnum, a Director of the Company since June 11, 1996, was President, Chief Operating Officer and a Director of American Savings Bank ("American") from 1992 until the sale of the bank in 1997. He joined American, the largest privately held thrift in the United States, in 1989 as Chief Financial Officer. Mr. Barnum is also a Director of Alexander Haagen Properties, Inc., a publicly held real estate investment trust. He currently is acting as a private investor.

         Douglas Krupp, a Director of the Company and Chairman of the Executive Committee since its formation, is Co-founder and Chairman of The Berkshire Group Limited Partnership ("Berkshire"), an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking, healthcare facility ownership and financial management. Mr. Krupp serves as Chairman of The Board of Directors of Berkshire Realty Company, Inc. ("BRI"), a billion dollar equity real estate investment trust that is publicly traded on the New York Stock Exchange and he serves as Chairman of the Board of Trustees for Krupp Government Income Trust and Krupp Government Income Trust II. Since 1990, Douglas Krupp has been a trustee of Bryant College and he serves as a Corporate Overseer for Brigham and Women's Hospital.

         David F. Benson, a Director of the Company since June 11, 1996, has been President of Meditrust, a real estate investment trust, since September 1991 and was Treasurer of Meditrust from June 1987 to May 1992. He was Treasurer of The Mediplex Group, Inc. ("Mediplex"), a long -term care company, from January 1986 through June 1987. He was previously associated with Coopers & Lybrand L.L.P., from 1979 to 1985. Mr. Benson is a trustee of Mid-Atlantic Realty Trust, a publicly-held shopping center real estate investment trust.

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

                               EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of the Company:

NAME                         AGE    POSITION

Stephen L. Guillard          48     Chairman, President, Chief Executive Officer
                                    and Director
Damian N. Dell'Anno          38     Executive Vice President of Operations
William H. Stephan           41     Senior Vice President and Chief Financial
                                    Officer
Bruce J. Beardsley           34     Senior Vice President of Acquisitions
Michael E. Gomez, R.P.T.     36     Senior Vice President of Rehabilitation
                                    Services
Kenneth Montgomery           39     Senior Vice President of Operations

         Information on Mr. Guillard appears above.

         Damian N. Dell'Anno has served as Executive Vice President of Operations of the Company since March 21, 1996 and its predecessors since 1994. From 1993 to 1994, he served as the head of the specialty services group for the predecessors of the Company and was instrumental in developing the Company's rehabilitation therapy business. From 1989 to 1993, Mr. Dell'Anno was Vice President of Reimbursement for the predecessors of the Company. From 1988 to 1989, Mr. Dell'Anno served as Director of Budget, Reimbursement and Cash Management for Mediplex. Mr. Dell'Anno has a total of 15 years of experience in the long-term care industry.

         William H. Stephan has served as Senior Vice President and Chief Financial Officer of the Company since March 21, 1996 and its predecessors since 1994. From 1986 to 1994, Mr. Stephan was a Manager in the health care practice of Coopers & Lybrand L.L.P. His clients there included long-term care facilities, continuing care retirement centers, physician practices and acute care hospitals. Mr. Stephan is a Certified Public Accountant and a member of the Healthcare Financial Management Association.

         Bruce J. Beardsley has served as Senior Vice President of Acquisitions of the Company since March 21, 1996 and its predecessors since 1994. From 1992 to 1994, he was Vice President of Planning and Development of the predecessors of the Company with responsibility for the development of specialized services, planning and engineering. From 1990 to 1992, he was an Assistant Vice President of the predecessors of the Company responsible for risk management and administrative services. From 1988 to 1990, Mr. Beardsley served as Special Projects Manager of the predecessors of the Company. Prior to joining the predecessors of the Company in 1988, Mr. Beardsley was a commercial and residential real estate appraiser.

         Michael E. Gomez, R.P.T. has served as Senior Vice President of Rehabilitation Services of the Company since June 14, 1996 and its predecessors since 1994. From 1993 to 1994, Mr. Gomez served as Director of Therapy Services for the predecessors of the Company with responsibility for overseeing the coordination and direction of physical, occupational and speech therapy services. From 1991 to 1993, Mr. Gomez was Director of Rehabilitation Services at Mary Washington Hospital in Fredericksburg, Virginia. From 1988 to 1990, he was Physical Therapy State Manager for Pro-Rehab, a contract therapy company based in Boone, North Carolina. Mr. Gomez is a licensed physical therapist.

         Kenneth Montgomery has served as Senior Vice President of Operations for the Company since 1996. Mr. Montgomery joined the Company's predecessors in 1991, originally as Administrator at the Company's Gulf Coast facility in New Port Richey, Florida. He was promoted to Regional Director of Operations for the Midwest Region in 1993, and served in that position until 1996. Mr. Montgomery previously served as Administrator, Marketing Specialist and Regional Director with a long-term care company based in Philadelphia, Pennsylvania, operating facilities throughout the mid-Atlantic states. He holds a Bachelor's degree in Marketing/Business Administration from St. Joseph's University, and is a licensed Nursing Home Administrator in Pennsylvania and Florida.

         Each officer of the Company is elected annually by the Board of Directors for the ensuing year or until a successor is elected and qualified. There are no family relationships amongst the Officers and Directors.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires directors and executive officers of the Company, and persons who own more than 10% of the issued and outstanding shares of Common Stock, to file reports of beneficial ownership with the Commission. Directors, executive officers and greater than 10% stockholders are required by Commission regulation to furnish the Company copies of all Section 16(a) forms they file.

         Based on a review of the copies of the forms furnished to the Company or representations by reporting persons, all of the filing requirements applicable to its officers, directors and greater than 10% stockholders were met for the year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION


                                       ANNUAL COMPENSATION                       LONG TERM COMPENSATION


                                                                                        Securities
                                                          Other                         Under-
Name and                                                  Annual    Restricted          lying           LTIP        All Other
Principal                                   Bonus         Compen-      Stock            Options/        Pay-        Compen-
Position             Year      Salary        ($)          sation      Award(s)          SARs            outs        sation
                                 ($)         (1)                        ($)               (#)           ($)         ($) (2)
-----------------------------------------------------------------------------------------------------------------------------
Stephen              1997      300,300      232,500       0              0              55,000          0           16,250
Guillard,            1996      310,802      548,000       0              0              80,000          0           15,927
Chairman,            1995      267,800       80,000       0              0              0               0            4,063
President and
Chief
Executive
Officer

Damian               1997      192,115      117,000       0              0              27,000          0            7,578
Dell'Anno,           1996      176,371      266,000       0              0              50,000          0            5,152
Executive            1995      159,326       32,000       0              0              0               0            1,573
Vice President
of Operations

Bruce                1997      151,153       70,000       0              0              17,000          0            8,178
Beardsley,           1996      131,905      237,333       0              0              40,000          0            7,385
Senior Vice          1995      117,192       37,306       0              0              0               0            3,191
President of
Acquisitions

William H.           1997      146,154       60,000       0              0              16,000          0            7,346
Stephan,             1996      127,605      180,250       0              0              40,000          0            6,423
Senior Vice          1995      120,000       24,000       0              0              0               0            5,954
President and
Chief
Financial
Officer
-----------------------------------------------------------------------------------------------------------------------------

                                       7

-----------------------------------------------------------------------------------------------------------------------------
Kenneth              1997      122,019       11,500       0              0               9,000          0            6,856
Montgomery,          1996      106,173       87,000       0              0              10,000          0           11,173
Senior Vice          1995       96,423       18,900       0              0              0               0           13,279
President of
Operations
-----------------------------------------------------------------------------------------------------------------------------

(1) 1996 amounts includes special bonuses paid to Messrs. Guillard and Dell'Anno of $438,000 and $212,000, respectively and payments to Messrs. Beardsley, Stephan and Montgomery in the amounts of $185,250, $150,250 and $67,000, respectively, under the Executive Plan. See "Employment Agreements and Change of Control Arrangements", below.

(2) Includes matching contributions made by the Company under its Supplemental Executive Retirement Plan and 401(k) Plan.

            Employment Agreements and Change of Control Arrangements

         Upon completion of the Company's initial offering, the Company entered into employment agreements with Messrs. Guillard, Dell'Anno, Beardsley and Stephan, each of which has an initial term of two years, subject to automatic renewal for successive one-year periods unless the Company or the employee gives notice of non-renewal 60 days prior to expiration. The employment agreements provide for an annual base salary of $310,000 for Mr. Guillard, $180,000 for Mr. Dell'Anno, $135,000 for Mr. Beardsley and $130,000 for Mr. Stephan. Such salaries may be increased, but not decreased, at the discretion of the Compensation Committee. As of March, 1997, the annual base salaries of Messrs. Dell'Anno, Beardsley, and Stephan were increased to $190,000, $155,000 and $150,000, respectively. Each employee will be entitled to participate in all benefits generally made available to senior executives of the Company and to receive annual bonus compensation in such amounts and upon such conditions as determined by the Compensation Committee, but not less than 15% of base salary in a given year. If any of the employment agreements is terminated by the Company other than for cause, the employee is entitled to receive all accrued but unpaid salary and bonus amounts plus termination payments equal to the employee's monthly base salary for each of the greater of (i) the number of months remaining under the term of the agreement or (ii) 12 months (24 months in the case of Mr. Guillard). In the event of an employee's termination due to disability or death, the employee (or his designated beneficiary) will receive monthly payments equal to the employee's monthly base salary for 12 months, reduced by payments made under any disability insurance policy or program maintained by the Company for the employee's benefit. If any of the employment agreements is not renewed by the Company at the end of its initial or subsequent term, the employee will be entitled to receive severance payments equal to the employee's monthly base salary for 12 months (24 months in the case of Mr. Guillard).

         Each employment agreement provides that neither the employee nor any business enterprise in which he has an interest may (i) until the later of the termination of the employee's employment with the Company and the expiration of two years from the commencement of such employment, engage in activities which compete with the Company's business, (ii) at any time during the employee's employment and one year following his termination (two years in the case of Mr. Guillard), manage or operate any long-term care facility managed or operated by the Company and (iii) for a period of one year following termination (two years in the case of Mr. Guillard), solicit or employ persons employed or retained as a consultant by the Company.

         In January of 1998, the Company entered into change of control agreements with Messrs. Guillard, Dell'Anno, Beardsley, Stephan and Raso. Each agreement provides for the payment of a bonus equal to one times the Executive's base salary (1.5 times the base salary in the case of Mr. Guillard) to be paid upon the occurrence of a change of control of the Company. Also, the agreement states that any loans made by the Company to the Executive for the purchase of stock shall be forgiven as of the date that a change of control occurs. If any Executive's employment with the Company is terminated by the Company for any reason other than cause within twelve months following a change of control, the employee is entitled to receive all accrued but unpaid salary and bonus amounts plus a lump-sum cash payment equal to one times the amount of the Executive's base salary (1.5 times the base salary in the case of Mr. Guillard) at the rate in effect immediately prior to the date of termination or at the rate immediately prior to the change of control, whichever is higher. Further, the Company will take all steps necessary to fully vest the Executive in the Supplemental Executive Retirement Plan dated as of September 15, 1995 and the Company's 401(k) Plan and the Company will reimburse the Executive for outplacement services up to a maximum reimbursement of $15,000.00.

         In 1995, Mr. Guillard subscribed for equity interests in certain of the Company's predecessors pursuant to an Executive Equity Purchase. The aggregate subscription price of $438,000, equal to the fair market value of such interests as of December 31, 1995, was paid by Mr. Guillard in 1996 with the proceeds of a special bonus equal to such purchase price. To pay taxes due with respect to the Executive Equity Purchase and this bonus, Mr. Guillard received a loan from the Company, evidenced by a note maturing April 15, 2001, and bearing interest at 7.0% per annum. In connection with the reorganization pursuant to which the Company ultimately completed its initial offering, the interests subject to the Executive Equity Purchase and Messrs. Guillard's and Dell'Anno's interests in Harborside Healthcare Limited Partnership were exchanged for an aggregate of 307,724 shares of Common Stock. Under his prior employment agreement, Mr. Dell'Anno also received an additional 18,037 shares of Common Stock pursuant to the Bonus Payment in connection with the offering (with a value of $212,000). Mr. Dell'Anno also received a loan from the Company to pay income tax liabilities that resulted from the Bonus Payment. The loan bears interest at 1% over the prime rate and will mature on the earlier of three years or when restrictions on sales of Common Stock under Rule 144 in respect of the Bonus Payment terminate.

         The Company adopted an Executive Long-Term Incentive Plan (the "Executive Plan") effective July 1, 1995. Eligible participants, consisting of the Company's department heads and regional directors, were entitled to receive payment upon an initial public offering or sale of the Company above a baseline valuation of $23,000,000 within two years of the effective date of the plan. The Executive Plan terminated upon completion of the Offering. The payments to Messrs. Beardsley, Stephan, and Montgomery totaled $185,250, $150,250, and $67,000 respectively.

                                   401(k) Plan

         All Company employees with at least one year of service (defined as 1,000 working hours within a consecutive twelve-month period) are eligible to participate in the Company's retirement savings program (the "401(k) Plan"), which is designed to be tax deferred in accordance with the provisions of
Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). The 401(k) Plan provides that each participant may defer up to 15% of his or her total compensation, subject to statutory limits, and the Company may also make a discretionary matching contribution to the 401(k) Plan in an amount to be determined by the Board of Directors at the end of each year. The Company may also make additional discretionary contributions, in the Board's discretion, to non-highly compensated participants.

         To be eligible for an allocation of Company matching or discretionary contributions, an employee must be employed by the Company on the last day of the year. Company matching or additional contributions vest 20% following the participant's second year of service and an additional 20% annually thereafter.

                     Supplemental Executive Retirement Plan

         Effective September 15, 1995, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide benefits for key employees of the Company. Participants may defer up to 25% of their salary and bonus compensation (100% for the period from September 16, 1995 to December 21, 1995) by making contributions to the SERP. Amounts deferred by the participant are credited to his or her account and are always fully vested. The Company matches 50% of amounts contributed (up to an amount equal to 10% of base salary) which becomes vested as of January 1 of the second year following the end of the plan year for which contributions were credited, provided the employee is still employed with the Company on that date. In addition, participants will be fully vested in such matching contribution amounts in the case of death or permanent disability or at the discretion of the Company.

         Participants are eligible to receive benefits distributions upon retirement or in certain predesignated years. Participants may not receive distributions prior to a pre-designated year, except in the case of termination, death or disability or demonstrated financial hardship. Only amounts contributed by the employee may be distributed because of financial hardship.

         Although amounts deferred and Company matching contributions are deposited in a "rabbi trust," they are subject to risk of loss. If the Company becomes insolvent, the rights of participants in the SERP would be those of an unsecured general creditor of the Company.

                       1996 Long-Term Stock Incentive Plan

         The Company has adopted, and the Company's stockholders approved, the Harborside Healthcare Corporation 1996 Long-Term Stock Incentive Plan (the "Stock Plan").

         The Stock Plan is administered by the Stock Plan Committee, which is comprised of two or more "Non-Employee Directors". Any officer or other key employee or consultant to the Company or any of its subsidiaries who is not a member of the Stock Plan Committee may be designated as a participant under the Stock Plan. The Stock Plan Committee has the sole and complete authority to determine the participants to whom awards will be granted under the Stock Plan.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                               Percent
                                               Total
                            Number of          Options/
                            Securities         SARs             Exercise
                            underlying         Granted to       or
Name                        option/SARs        Employees        Base                                   Grant Date
                            Granted            in Fiscal        Price          Expiration              Value ($)
                               (#)             Year             ($/Sh)         Date                       (2)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Stephen Guillard(1)         55,000             25.8%            12.00          February 12, 2007       $294,250

Damian                      27,000             12.7%            12.00          February 12, 2007       $144,450
Dell'Anno(1)

Bruce Beardsley(1)          17,000                8%            12.00          February 12, 2007       $ 90,950

William Stephan(1)          16,000              7.5%            12.00          February 12, 2007       $ 85,600

Kenneth                      9,000              4.2%            12.00          February 12, 2007       $ 48,150
Montgomery(1)
-----------------------------------------------------------------------------------------------------------------

(1) Messrs. Guillard, Dell'Anno, Beardsley, Stephan and Montgomery received options to purchase shares of the Company's Common Stock on February 12, 1997. One third of these options become exercisable on the first, second and third anniversary of their date of grant and terminate (with certain exceptions) on the tenth anniversary of their date of grant.

(2) The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: an expected life of five years, expected volatility of 40%, no dividend yield and a risk-free interest rate of 6.2%.

                       AGGREGATED OPTION/SAR EXERCISES IN
                              LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES


                                                                         Number of
                                                                         Securities               Value of
                                                                         Underlying               Unexercised in-
                                                                         Unexercised              the Money
                                 Shares                                  Options/SARs             Options/SARs at
                                 Acquired                                at Fiscal Year-End       Fiscal Year End
                                 on              Value                   (#)                      ($)
                                 Exercise        Realized                Exercisable/             Exercisable/
Name                             (#)             ($)                     Unexercisable            Unexercisable
-----------------------------------------------------------------------------------------------------------------
Stephen Guillard                 0               0                       26,667/108,333           213,336/852,914

Damian Dell'Anno                 0               0                       16,667/60,333            133,336/475,914

Bruce Beardsley                  0               0                       13,333/43,667            154,663/441,087

William Stephan                  0               0                       13,333/42,667            154,663/433,337

Kenneth Montgomery               0               0                       3,333/15,667             26,664/123,086
-----------------------------------------------------------------------------------------------------------------

                            Compensation of Directors

         Independent Directors of the Company are compensated at the rate of $15,000 per year for their services plus $1,000 for each meeting of the Board of Directors or committee of the Board of Directors that they attend and receive reimbursement for their travel expenses. In addition each Independent Director initially received an option to purchase 15,000 shares of common stock, and commencing on January 1, 1997, each Independent Director as of each January 1 receives an option to purchase an additional 3,500 shares of common stock. During 1997, each of Messrs. Barnum, Benson and Bretholtz, and Ms. Crawford received grants under this plan. Each option grant vests after one year, has a ten year term, and permits the holder to purchase shares at their fair market value on the date of grant ($11.75 in the case of options granted in 1996 and $11.69 in the case of options granted on January 1, 1997 ). Directors are eligible to participate in the Company's Directors Retainer Fee Plan, pursuant to which Independent Directors may elect to receive their retainer and meeting fees currently in cash or Company stock, or may elect to defer receipt of some or all of their fees in Company stock. Messrs. Barnum and Benson participated in this plan throughout 1997 and elected to defer 100% of their fees for future payment in Company Stock.

           Compensation Committee Interlocks and Insider Participation

         Messrs. Barnum, Benson and Ms. Crawford comprised the Compensation Committee throughout 1997. Laurence Gerber was also a member of the Committee until his resignation from the Board of Directors on October 8, 1997. Messrs. Barnum and Benson and Ms. Crawford comprised the Stock Plan Committee throughout 1997. None of these directors is or has been an officer or employee of the Company.

         The Company has historically entered into a number of financings and lease arrangements with Meditrust. David F. Benson, the President of Meditrust, is a Director. Fourteen of the Company's facilities are currently leased from Meditrust. Total minimum rent payments under the Company's leases with Meditrust are expected to be approximately $8.0 million for 1998 and were $7.8 million in 1997. Four of the Company's owned facilities are subject to mortgages in favor of Meditrust.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 31, 1998, there were 8,010,664 shares of the Company's common stock outstanding. The following table sets forth certain information with respect to the beneficial ownership of certain voting securities of the Company by all persons known by the Company to own beneficially more than 5% of the shares of any class of the Company's stock, each of the Company's Directors, the named executive officers and by all Directors and executive officers as a group, as of March 31, 1998:


CLASS OF STOCK        NAME AND ADDRESS OF                      AMOUNT AND NATURE OF               PERCENT
                      BENEFICIAL OWNER (1)                     BENEFICIAL INTEREST (2)            OF CLASS(3)
-------------------------------------------------------------------------------------------------------------
Common Stock          George Krupp (4)                            3,382,305 shares                   42.2%
Common Stock          Douglas Krupp (4)                           3,393,605 shares                   42.4%
Common Stock          The Berkshire Companies
                       Limited Partnership                        2,696,903 direct                   33.7%
Common Stock          The Douglas Krupp 1994
                       Family Trust (5)                             622,042 direct                    7.8%
Common Stock          The George Krupp 1994
                       Family Trust (5)                             622,042 direct                    7.8%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Common Stock          Brinson Partners, Inc.(6)
                      209 South Lasalle Street
                      Chicago, IL   60604-1295                      424,800 direct                    5.3%
Common Stock          Dresdner Bank AG (7)
                      Jurgen-Ponton-Platz 1
                      60301 Frankfurt, Germany                      857,400 direct                   10.7%
Common Stock          Dresdner RCM Global Investors LLC (8)
                      Four Embarcadero Center
                      San Francisco, CA   94111                     857,400 direct                   10.7%
Common Stock          Nicholas Company, Inc. (9)
                      700 N. Water Street, Ste 1010
                      Milwaukee, WI   53202                         452,200 direct                    5.6%
Common Stock          T. Rowe Price Associates, Inc. (10)
                      100 E. Pratt Street
                      Baltimore, MD   21202                         419,300 direct                    5.2%
Common Stock          Robert T. Barnum(11)                           33,500 shares                      +
Common Stock          David F. Benson (12)                           20,500 shares                      +
Common Stock          Robert M. Bretholtz (13)                       28,500 shares                      +
Common Stock          Sally W. Crawford (14)                         23,500 shares                      +
Common Stock          Stephen L. Guillard (15)                      309,211 shares                    3.8%
Common Stock          Damian N. Dell'Anno (16)                       91,467 shares                    1.1%
Common Stock          Bruce J. Beardsley (17)                        22,080 shares                      +
Common Stock          William H. Stephan (18)                        22,666 shares                      +
Common Stock          Kenneth Montgomery (19)                         6,833 shares                      +
Common Stock          All Directors and Officers (20)             3,963,362 shares                   48.3%
-------------------------------------------------------------------------------------------------------------

+ The amount owned does not exceed one percent of the common stock of the Company outstanding as of March 31, 1998.

(1) The address of each person, except as noted, is c/o Harborside Healthcare Corporation, 470 Atlantic Avenue, Boston, Massachusetts 02210.

(2) Information relating to beneficial ownership is based upon information furnished by each person using "beneficial ownership" concepts set forth in rules of the Commission under Section 13 of the Exchange Act. Under those rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power" which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares of Common Stock referred to in the table.

(3) Any Common Stock not outstanding which is subject to options which the beneficial owner has the right to exercise as of March 31, 1998 or within 60 days thereof shall be deemed outstanding for purposes of computing the percentage of Common Stock owned by such beneficial owner but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other beneficial owner. However, for purposes of determining the percentage of Common Stock owned by the Directors and Officers as a group, any Common Stock not outstanding which is subject to options which a member of the group has the right to exercise as of March 31, 1998 or within 60 days thereof shall be deemed outstanding for purposes of computing the percentage of ownership of the group.

(4) Includes 2,696,903 shares of Common Stock received by The Berkshire Companies Limited Partnership ("BCLP") and 63,360 shares of Common Stock received by Krupp Enterprises Limited Partnership ("Enterprises"), in each case in connection with the reorganization of the Company's predecessors that occurred in connection with the Company's initial public offering (the "Reorganization"). The general partners of BCLP are KGP-1, Inc. ("KGP-1") and KGP-2, Inc. ("KGP-2") and the general partner of Enterprises is KGP-1. KGP-1 and KGP-2 are both 50% owned by each of George Krupp and Douglas Krupp. By virtue of their interests in the general partners of BCLP and Enterprises, George Krupp and Douglas Krupp may each be deemed to beneficially own the 2,760,263 shares of Common Stock held by BCLP and Enterprises. In addition, George Krupp and Douglas Krupp may each be deemed to beneficially own the 622,042 shares of Common Stock held by their respective family trusts. See Note 5, below. Also, Douglas Krupp disclaims beneficial ownership of 11,300 shares owned by his wife.

(5) Includes 622,042 shares of Common Stock received in connection with the Reorganization by each of The George Krupp 1994 Family Trust ("GKFT") and The Douglas Krupp 1994 Family Trust ("DKFT"). Each of George Krupp and Douglas Krupp may be deemed to beneficially own the 622,042 shares of Common Stock held by GKFT and DKFT, respectively. The trustees of both GKFT and DKFT are Lawrence I. Silverstein, Paul Krupp and M. Gordon Ehrlich (the "Trustees"). The Trustees share control over the power to dispose of the assets of GKFT and DKFT and thus each may be deemed to beneficially own the 622,042 shares of Common Stock held by GKFT and DKFT; however, each of the Trustees disclaims beneficial ownership of all of such shares which are or may be deemed to be beneficially owned by George Krupp or Douglas Krupp.

(6) According to its filing on Schedule 13G made with the Commission on February 11, 1998, Brinson Partners, Inc. ("BPI") is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940. BPI filed a joint
Schedule 13G filing with Brinson Holdings, Inc. ("BHI"), SBC Holding (USA), Inc.("SBCUSA"), and Swiss Bank Corporation ("SBC"). The filing states that each of BHI, SBCUSA, and SBC is a Parent Holding Company in accordance with section 240.13d-1(b) (1) (ii) (G). The filing further states that accounts managed on a discretionary basis by BPI have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Harborside Common Stock. The filing further states that no account holds more than 5% of the outstanding Common Stock and each of BPI, BHI, SBCUSA, and SBC has shared voting and dispositive power over the 424,800 shares deemed to be beneficially owned.

(7) According to its filing on Schedule 13G made with the Commission on February 6, 1998, Dresdner Bank AG ("Dresdner") is an international banking organization headquartered in Frankfurt, Germany. The filing states that Dresdner RCM Global Investors LLC ("Dresdner RCM"), a wholly owned subsidiary of Dresdner, is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Dresdner has stated that it has beneficial ownership of the Company's stock only to the extent that Dresdner may be deemed to have beneficial ownership of securities deemed to be beneficially owned by Dresdner RCM.

(8) According to its filing on Schedule 13G made with the Commission on February 6, 1998, Dresdner RCM Global Investors LLC ("Dresdner RCM") is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Dresdner RCM filed a joint statement on Schedule 13G with RCM Limited L.P. ("RCM Limited"), and RCM General Corporation ("RCM General"). RCM Limited is the Managing Agent of Dresdner RCM and filed a Schedule 13G pursuant to Rule 13d-1(b) (ii) (G). RCM Limited stated that it has beneficial ownership of the Company's stock only to the extent that RCM Limited may be deemed to have beneficial ownership of securities deemed to be beneficially owned by Dresdner RCM. RCM General is the General Partner of RCM Limited, the Managing Agent of Dresdner RCM and has filed a Schedule 13 G pursuant to Rule 13d-1(b) (ii) (G). RCM General stated that it has beneficial ownership of the Company's stock only to the extent that RCM General may be deemed to have beneficial ownership of securities deemed to be beneficially owned by Dresdner RCM.

(9) According to its joint filing with Nicholas Limited Edition, Inc. ("NLE") and Albert O. Nicholas on Schedule 13G made with the Commission on January 22, 1998, Nicholas Company, Inc. ("NCI") is an investment adviser registered under the Investment Advisers Act of 1940. NCI states that one or more of its advisory clients is the legal owner of the Company's common stock covered by the filing. The filing states that pursuant to investment advisory agreements with its advisory clients, NCI has the authority to direct the investments of its advisory clients, and consequently to authorize the disposition of the common stock. According to the filing, NLE is an open-end management investment company registered under the Investment Act of 1940. NCI acts as the investment adviser to NLE and as such retains dispositive control of the shares in which NLE invests. NLE claims that it retains the beneficial ownership right to vote shares purchased by NCI for its account. According to the filing, Albert O. Nicholas is the president, a director, and majority shareholder of NCI, in which capacity he exercises dispositive power over the securities reported by NCI and NLE. The filing states that Mr. Nicholas, therefore, may be deemed to have indirect beneficial ownership over such securities. The filing states that except as otherwise indicated, Mr. Nicholas has no interest in dividends or proceeds from the sale of such securities, owns no such securities for his own account and disclaims beneficial ownership of all the securities reported herein by NCI. According to the filing, the beneficial ownership reported by NCI, NLE, and Albert O. Nicholas relates to the same shares of the Company in which each such reporting person has a separate beneficial interest.

(10) According to its filing on Schedule 13G made with the Commission on February 9, 1998, T. Rowe Price Associates, Inc. ("Price Associates") is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The filing states that Price Associates does not serve as custodian of the assets of any of its clients; accordingly each client or the client's custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. According to the filing, (i) the ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients for whom Price Associates serves as investment adviser and
(ii) any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time.

(11) Includes 15,000 shares of Common Stock which are directly owned and 18,500 shares of Common Stock which may be acquired pursuant to Options.

(12) Includes 2,000 shares of Common Stock which are directly owned and 18,500 shares of Common Stock which may be acquired pursuant to Options.

(13) Includes 10,000 shares of Common Stock which are directly owned and 18,500 shares of Common Stock which may be acquired pursuant to Options.

(14) Includes 5,000 shares of Common Stock which are directly owned and 18,500 shares of Common Stock which may be acquired pursuant to Options.

(15) Includes 261,611 shares of Common Stock which are directly owned, and 45,000 shares of Common Stock which may be acquired pursuant to Options. Also includes, 2,600 shares of Common Stock owned by Mr.
Guillard's immediate family for which he disclaims beneficial ownership.

(16) Includes 65,600 shares of Common Stock which are directly owned, and 25,667 shares of Common Stock which may be acquired pursuant to Options. Also includes 200 shares owned by Mr. Dell'Anno's spouse for which he disclaims beneficial ownership.

(17) Includes 3,080 shares which are directly owned and 19,000 shares of Common Stock which may be acquired pursuant to Options.

(18) Includes 4,000 shares of Common Stock which are directly owned and 18,666 shares of Common Stock which may be acquired pursuant to Options.

(19) Includes 500 shares of Common Stock which are directly owned and 6,333 shares of Common Stock which may be acquired pursuant to Options.

(20) Includes 3,763,696 shares of Common Stock which is directly or indirectly owned and 199,666 shares of Common Stock which may be acquired pursuant to Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Berkshire Companies Limited Partnership ("BCLP"), is beneficially owned by, among others, Douglas Krupp, a director of the Company and his brother George Krupp. BCLP has historically had and expects to maintain certain relationships with the Company. All such transactions with George or Douglas Krupp or their affiliates, including BCLP, are and in the future will be approved by disinterested directors.

         Effective October 1, 1994, the Company entered into an agreement to lease its Brevard facility from Rockledge T. Limited Partnership ("RTLP"), which is beneficially owned by Douglas Krupp and George Krupp. The Brevard lease agreement is for a period of ten years, plus up to two five-year renewals. Rent was $551,250 for the initial twelve-month period and increases by 2.0% each year thereafter. At the end of the initial lease term, the Company has the option to exercise two consecutive five-year lease renewals. The Company also has the right after the fifth anniversary of the commencement of the lease to purchase the facility at its fair market value. RTLP is required to make capital expenditures totaling $500,000 during the first three years of the lease. As of December 31, 1997, all of such capital expenditures had been made.

         In June, 1996 the Company and BCLP entered into an Administrative Services Agreement (the "Agreement") pursuant to which BCLP provided office space, legal, tax, data processing and other administrative services to the Company in return for a monthly fee. The initial term of the Agreement ended on December 31, 1996, and was automatically renewable annually thereafter. Total service charges were $708,000 for the year ended December 31, 1997. Pursuant to the terms of that agreement, the Company or BCLP had the ability to terminate the agreement upon 120 days' prior written notice. Further, the Agreement provided that the Company would indemnify BCLP, including its officers and partners, to the fullest extent permitted by Delaware law, as if BCLP were an agent of the Company in connection with the performance of its services under the agreement. BCLP had agreed to indemnify the Company for losses arising from BCLP's deliberate dishonesty or gross negligence or willful misconduct.

         On April 15, 1998, the Agreement was amended and restated at the request of the Company (the "Amended Agreement") to be effective as of January 1, 1998. Under the terms of the Amended Agreement, provision of certain services (office space, office administration and investor services) terminates automatically on December 31, 1998. Either party may terminate the other services provided thereunder upon prior written notice ranging from a time period of 60 to 360 days depending on the service. In addition, tax and data processing services may not be terminated before preset dates ranging from March 31, 1999 to December 31, 2001 unless certain conditions are met. Under the Amended Agreement, BCLP agreed to exercise the same care with respect to rendering services to the Company as it exercises when it provides services to Affiliates. The Company agreed that BCLP would in no event be liable for special or consequential damages. The indemnification provisions otherwise remained unchanged.

         The Company's current Boston headquarters occupy office space leased from BCLP, which is paid for pursuant to the Amended Agreement. The Company has entered into a lease for new office space with an unaffiliated third party and expects to relocate its offices during the third or fourth quarter of 1998. In connection with such relocation the Company is considering subleasing excess space at its new headquarters to BCLP on a short term basis. The Company expects that any such sublease would be on an arms' length basis. Management believes that the terms of the Amended Agreement are as favorable to the Company as could be obtained from independent third parties.

         In connection with the acquisition of the Company's Decatur facility, a subsidiary of the Company assumed a first mortgage note from the facility's prior owner. Douglas Krupp personally guaranteed the note which at the time had a remaining balance of $1,775,000. As of March 31, 1998, the remaining principal balance on the note is $1,571,666. The Company has agreed to indemnify Mr. Krupp for liability under such guaranty.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 1998.

                                                  HARBORSIDE HEALTHCARE
                                                  CORPORATION

                                                  By /s/ Stephen L. Guillard
                                                  --------------------------
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive
                                                  Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/S/ Robert T. Barnum         Director
--------------------

                             Director
--------------------
David F. Benson

/S/ Robert M. Bretholtz      Director
-----------------------

/S/ Sally W. Crawford        Director
---------------------

/S/ Stephen L. Guillard      President, Chief Executive Officer and Director
-----------------------      (Principal Executive Officer)

/S/ Douglas Krupp            Director
-----------------

/S/ William H. Stephan       Senior Vice President and Chief Financial Officer
----------------------       (Principal Financial and Accounting Officer)