Form 10-Q
period 1998-03-31
HARBORSIDE HEALTHCARE CORP
filed 1998-05-14
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(MARK ONE)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [X]

For the quarterly period ended March 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ ]

For the transition period from                 to
                               ---------------    --------------

                         Commission file number 01-14358


                        HARBORSIDE HEALTHCARE CORPORATION


          Delaware                                       04-3307188
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


470 Atlantic Avenue, Boston, Massachusetts                   02210
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (617) 556-1515
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares of common stock, par value $0.01 per share outstanding as of May 7, 1998: 8,010,664.

                                TABLE OF CONTENTS



Part I.  Financial Information                                              Page
                                                                            ----
         Condensed Consolidated Balance Sheets December 31, 1997 and
         March 31, 1998...................................................     1

         Condensed Consolidated Statements of Operations For the
         Three Months Ended March 31, 1997 and 1998.......................     2

         Condensed Consolidated Statements of Changes in Stockholders'
         Equity for the Three Months Ended March 31, 1998.................     3

         Condensed Consolidated Statements of Cash Flows For the
         Three Months Ended March 31, 1997 and 1998.......................     4

         Notes to Condensed Consolidated Financial Statements.............     5

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................     7

Part II. Other Information................................................    12

         Signatures.......................................................    14

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                ----------------

                                                                DECEMBER 31,     MARCH 31,
                                                                   1997            1998
                                                                ------------    -----------
                                                                                (Unaudited)
             ASSETS
Current Assets:
     Cash and cash equivalents                                  $      8,747    $      2,180
     Account receivable, net of allowances for doubtful
         accounts of $1,871 and $2,903, respectively                  32,416          39,286
     Prepaid expenses and other                                        6,644           6,590
     Prepaid income taxes                                                  -             757
     Deferred income taxes                                             2,150           2,150
                                                                ------------    ------------
         Total current assets                                         49,957          50,963

Restricted cash                                                        5,545           5,782
Investment in limited partnership                                         67              36
Property and equipment, net                                           96,872          99,361
Intangible assets, net                                                 8,563           8,741
Note receivable                                                        7,487           7,487
Deferred income taxes                                                     71              71
                                                                ------------    ------------
         Total assets                                           $    168,562    $    172,441
                                                                ============    ============

             LIABILITIES
Current liabilities:
     Current maturities of long-term debt                       $        186    $        199
     Current portion of capital lease obligation                       3,924           4,123
     Accounts payable                                                  7,275           5,868
     Employee compensation and benefits                               10,741          14,231
     Other accrued liabilities                                         4,417           4,510
     Accrued interest                                                    251             246
     Current portion of deferred income                                  609             609
                                                                ------------     -----------
         Total current liabilities                                    27,403          29,786

Long-term portion of deferred income                                   3,559           3,431
Long-term debt                                                        33,456          33,396
Long-term portion of capital lease obligation                         52,361          52,147
                                                                ------------     -----------
         Total liabilities                                           116,779         118,760
                                                                ============     ===========

             STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 shares
    authorized, 8,008,665 and 8,010,664 shares issued
    and outstanding, respectively                                         80              80
Additional paid-in capital                                            48,440          48,463
Retained earnings                                                      3,263           5,138
                                                                ------------    ------------
         Total stockholders' equity                                   51,783          53,681
                                                                ------------    ------------
               Total liabilities and stockholders' equity       $    168,562    $    172,441
                                                                ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              --------------------


                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          1997           1998
                                                          ----           ----

Total net revenues                                     $  47,384       $ 72,454
                                                       ---------       --------
Expenses:
   Facility operating                                     37,452         57,381
   General and administrative                              2,389          3,365
   Service charges paid to affiliate                         177            313
   Depreciation and amortization                             922          1,085
   Facility rent                                           2,622          5,556
                                                       ---------       --------
      Total expenses                                      43,562         67,700
                                                       ---------       --------

Income from operations                                     3,822          4,754
Other:
   Interest expense, net                                   1,392          1,650
   Loss (income) on investment in limited partnership        (31)            31
                                                       ---------       --------
Income before income taxes                                 2,461          3,073
Income taxes                                                 959          1,198
                                                       ---------       --------
Net income                                             $   1,502       $  1,875
                                                       =========       ========

Net income per share - basic                           $    0.19       $   0.23
                                                       =========       ========

Net income per share - diluted                         $    0.19       $   0.23
                                                       =========       ========

Weighted average number of common shares used in per share computation

   Basic                                               8,025,000      8,059,000
   Diluted                                             8,028,000      8,304,000


The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                  ADDITIONAL
                                        COMMON     PAID-IN    RETAINED
                                        STOCK      CAPITAL    EARNINGS    TOTAL
                                        ------    ----------  --------   -------
Stockholders' equity, December 31, 1997 $   80    $   48,440  $  3,263   $51,783

Exercise of stock options                    -            23         -        23

Net income for the three months ended
   March 31, 1998                            -             -     1,875     1,875
                                        ------    ----------  --------   -------
Stockholders' equity, March 31, 1998    $   80    $   48,463  $  5,138   $53,681
                                        ======    ==========  ========   =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                       --------------------
                                                                         1997         1998
                                                                       --------     --------

Operating activities:
   Net income                                                          $ 1,502      $ 1,875
   Adjustments to reconcile net income to net cash (used) by operating activities:
      Depreciation of property and equipment                               839          930
      Amortization of intangible assets                                     83          155
      Amortization of deferred income                                      (92)        (128)
      Loss from investment in limited partnership                          (31)          31
      Amortization of loan costs and fees                                   17           71
      Accretion of interest on capital lease obligation                    709          766
      Other                                                                  3            -
                                                                       --------     --------
                                                                         3,030        3,700
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                  (1,738)      (6,870)
     (Increase) decrease in prepaid expenses and other                  (4,231)          54
     (Decrease) in accounts payable                                       (420)      (1,407)
     Increase in employee compensation and benefits                      1,238        3,490
     (Decrease) in accrued interest                                          -           (5)
     Increase in other accrued liabilities                               1,142           93
     Increase (decrease) in income taxes payable                           499         (757)
                                                                       --------     --------
   Net cash (used) by operating activities                                (480)      (1,702)
                                                                       --------     --------

Investing activities:
   Additions to property and equipment                                    (848)      (3,419)
   Additions to intangibles                                             (1,186)        (404)
   Transfers to restricted cash, net                                       128         (237)
   Repayment of demand note                                              1,369            -
                                                                       --------     --------
   Net cash (used) by investing activities                                (537)      (4,060)
                                                                       --------     --------

Financing activities:
   Payment of long-term debt                                               (41)         (47)
   Principal payments of capital lease obligation                         (909)        (781)
   Redemption of options                                                     -           23
                                                                       --------     --------
   Net cash (used) by financing activities                                (950)        (805)
                                                                       --------     --------

Net (decrease) in cash and cash equivalents                             (1,967)      (6,567)
Cash and cash equivalents, beginning of period                           9,722        8,747
                                                                       --------     --------
Cash and cash equivalents, end of period                               $ 7,755      $ 2,180
                                                                       ========     ========

Supplemental Disclosure:
     Interest paid                                                     $   888      $ 1,040
                                                                       ========     ========
     Interest taxes paid                                               $     -      $ 1,776
                                                                       ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       GENERAL

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998, the results of its operations for the three-month periods ended March 31, 1997 and 1998 and its cash flows for the three-month periods ended March 31, 1997 and 1998. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

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

The results of operations of the Partnership are summarized below:


                                           FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
                                           --------------------------
                                               1997          1998
                                           ------------  ------------

         Net operating revenues            $  2,092,000  $  2,104,000
         Net operating expenses               1,900,000     2,034,000
         Net income (loss)                       42,000       (42,000)

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


The financial position of the Partnership is as follows:



                                           AS OF MARCH 31, 1998
                                           --------------------

          Current assets                            $ 2,382,000
          Non-current assets                          4,644,000
          Current liabilities                           856,000
          Non-current liabilities                     6,122,000
          Partners' equity                               48,000


D.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted net income per share for the period ended March 31, 1998:


Numerator:
         Numerator for basic and diluted net income per share      $ 1,875,000
                                                                   ===========
Denominator:
         Denominator for basic net income per share -- weighted      8,058,548
            average shares

         Effect of dilutive securities -- employee stock options       245,155
                                                                   -----------
         Denominator for diluted net income per share--adjusted
            weighted-average shares and assumed conversions          8,303,703
                                                                   ===========

Basic net income per common share                                  $      0.23
Diluted net income per common share                                $      0.23

The denominator for basic net income per share includes 24,746 and 48,759 shares for the periods ended March 31, 1997 and 1998, respectively, resulting from stock options issued within one year of the Company's public offering.

SUBSEQUENT EVENTS

         The Company recently completed two acquisitions through which it acquired two long-term care facilities (248 licensed beds) in Toledo, Ohio and two long-term care facilities (267 licensed beds) in Warwick, Rhode Island. The aggregate purchase price of these two acquisitions was approximately $33,700,000, and the Company financed them through an expansion of funds committed to its existing synthetic leasing facility (the "Leasing Facility"). The Ohio acquisition was completed on April 1 and the Rhode Island acquisition on May 1. In connection with these acquisitions, the Company increased funds committed by a bank group through its Leasing Facility to $59,250,000. In May 1998, the Company also increased funds committed by the bank group through its revolving credit facility to $40,000,000.

         On April 16, 1998, the Company announced that it had accepted a buyout offer of $25 per share from Investcorp S.A., an international investment firm. Pursuant to the terms of the definitive agreement signed on April 15, 1998, upon consummation of the transaction, Investcorp, its affiliates and certain other international investors will acquire approximately 91% of the common stock of the Company then outstanding. Management of the Company will retain approximately 225,000 shares, or approximately 3% of the Company's then outstanding common stock. Other stockholders of the Company may elect to receive either $25 per share in cash or retain their shares on a pro-rated basis up to a maximum aggregate amount equal to 6% of the common stock of the Company then outstanding. Following the transaction, which is expected to close in the third quarter of 1998, the Company expects to de-list its common stock from the New York Stock Exchange. The transaction has been unanimously approved by the Company's Board of Directors. In addition, holders of approximately 54% of the Company's currently outstanding common stock have agreed, subject to certain conditions, to vote their shares in favor of the transaction and have granted an affiliate of Investcorp an irrevocable option to purchase such shares for $25 per share, subject to certain conditions. The transaction is subject to, among other things, stockholder approval, regulatory approvals and other customary closing conditions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein and included under "Forward-Looking Statements" below. Actual results may differ materially from those anticipated by such forward-looking statements.

OVERVIEW

         Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in five principal regions: the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), the Northeast (Connecticut and Rhode Island), the Mid-Atlantic (Maryland and New Jersey) and the Southeast (Florida). As of March 31, 1998, the Company operated 45 facilities with a total of 5,468 licensed beds. The Company's operations include two managed facilities with 178 licensed beds. During the second quarter of 1998, the Company acquired two additional facilities in Ohio with 248 licensed beds and two facilities in Rhode Island with 267 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company-operated and non-affiliated facilities. As of March 31, 1998, the Company provided rehabilitation therapy services to patients at 80 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

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

         The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                        As of March 31,
                                     ---------------------
                                       1997         1998
                                     --------     --------
Facilities operated (1):                  31           45
Licensed Beds(1):                      3,864        5,468

------------------
(1)      In 1998, includes two managed facilities with 178 licensed beds.


         The following table sets forth certain operating data for the periods indicated:


                                     For the three months ended March 31,
                                     ------------------------------------
                                          1997                   1998
                                     -------------          -------------

Patient Days (1):
     Private and other                      86,684                122,673
     Medicare                               33,906                 49,852
     Medicaid                              181,252                270,647
                                     -------------          -------------
         Total                             301,842                443,172
                                     =============          =============

Average Occupancy rate (2)                   92.3%                  93.1%

Total net revenues (3):
     Private and other                       33.8%                  32.4%
     Medicare                                29.0%                  26.6%
     Medicaid                                37.2%                  41.0%
                                     -------------          -------------
         Total                              100.0%                 100.0%
                                     =============          =============

------------------

(1) "Patient days" excludes patient days for the managed facilities in 1998.

(2) "Average occupancy rate" excludes managed facilities, and is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated.

(3) "Total net revenues" excludes managed facilities. "Private and other" revenues consist primarily of revenues derived from private pay individuals, managed care organizations, HMO's, hospice programs, commercial insurers, management fees from managed facilities, and rehabilitation service therapy revenues from non-affiliated facilities.

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         TOTAL NET REVENUES. Total net revenues increased by $25,070,000 or 52.9%, from $47,384,000 in the first quarter of 1997 to $72,454,000 in the first quarter of 1998. This increase resulted primarily from the acquisition of the Harford Gardens facility on March 1, 1997, the four Massachusetts facilities on August 1,1997, the three Dayton, Ohio facilities on September 1, 1997 and the five Connecticut facilities on December 1, 1997. Additionally, revenues increased as the result of the generation of additional revenues from rehabilitation therapy services provided to non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $1,329,000 or 5.3% of the increase resulted from the operation of the Harford Gardens facility; $4,848,000 or 19.3% of the increase resulted from the operation of the Massachusetts facilities; $3,769,000 or 15.0% of the increase resulted from the operation of the Dayton, Ohio facilities, and $11,354,000 or 45.3% of the increase resulted from the operation of the Connecticut facilities. Revenues generated by providing additional rehabilitation therapy services at non-affiliated long-term care facilities increased by $1,497,000, from $3,352,000 in the first quarter of 1997 to $4,849,000 in the first quarter of 1998. The remaining $2,273,000 or 9.1% of such increase, is largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities and primarily due to increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $145.63 during the first quarter of 1997 to $151.77 during the first quarter of 1998. This increase was due to an increase in occupancy at "same store" facilities from 92.3% during the first quarter of 1997 to 92.9% during the first quarter of 1998. The average occupancy rate at all of the Company's facilities increased from 92.3% during the first quarter of 1997 to 93.1% during the first quarter of 1998. The Company's quality mix of private, Medicare and insurance revenues was 62.8% for the three months ended March 31, 1997 as compared to 59.0% in the same period of 1998. The decrease in the quality mix percentage was primarily due to the acquisition of facilities.

         Facility Operating Expenses. Facility operating expenses increased by $19,929,000, or 53.2%, from $37,452,000 in the first quarter of 1997 to
$57,381,000 in the first quarter of 1998. The operation of Harford Gardens accounted for $1,064,000, or 5.3% of this increase, the operation of the Massachusetts facilities accounted for $3,848,000 or 19.3% of this increase, the operation of the Dayton, Ohio facilities accounted for $3,061,000 or 15.4% of this increase, and the operation of the Connecticut facilities accounted for $9,371,000 or 47.0% of this increase. Operating expenses associated with additional non-affiliate therapy contracts increased by $957,000, accounting for 4.8% of the total increase. The remainder of the increase in facility operating expenses, $1,628,000, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

         GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $976,000, or 40.9% from $2,389,000 in the first quarter of 1997 to $3,365,000 in the first quarter of 1998. This increase resulted from the acquisition of the new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the first quarter of 1997, such reimbursements totaled $177,000 compared to $313,000 during the first quarter of 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $922,000 in the first quarter of 1997 to $1,085,000 in the first quarter of 1998 primarily as a result of building improvements and investment in new computers and software.

         FACILITY RENT. Facility rent expense for the first quarter increased by $2,934,000 from $2,622,000 in 1997 to $5,556,000 in 1998. The increase in rent expense is the result of acquisitions made since the first quarter of 1997.

         INTEREST EXPENSE, NET. Interest expense, net, increased from $1,392,000 in the first quarter of 1997 to $1,650,000 in the first quarter of 1998. This net increase is primarily due to additional interest expense resulting from the acquisition of Access Rehabilitation on July 1, 1997.

         LOSS ON INVESTMENT IN LIMITED PARTNERSHIP. The Company accounts for its investment in Bowie Center Limited Partnership using the equity method. The Company recorded income of $31,000 in the first quarter of 1997 as compared to a loss of $31,000 during the first quarter of 1998 in connection with this investment.

         INCOME TAXES. Income tax expense increased from $959,000 in the first quarter of 1997 to $1,198,000 in the first quarter of 1998.

         NET INCOME. Net income was $1,502,000 in the first quarter of 1997 as compared to income of $1,875,000 in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations and acquisitions growth through a combination of mortgage financing and operating leases. Leased facilities are leased from either the owner of the facilities, from a real estate investment trust which has purchased the facilities from the owner, or through a synthetic leasing facility created in September 1997. In addition, in 1996 the Company financed the acquisition of four Ohio facilities from the owner by means of a lease which is accounted for as a capital lease for financial reporting purposes. The Company's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is exercisable at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed option purchase price which the Company believes is equal to the fair market value of the facility at the inception of such lease.

         During the second quarter of 1998, the Company increased the funds committed by a bank group through its synthetic leasing facility to $59,250,000. The Company used this increased commitment to fund the acquisition of two long-term care facilities (248 licensed beds) in Toledo, Ohio and two long-term care facilities (267 licensed beds) in Warwick, Rhode Island. The aggregate purchase price of these two acquisitions was approximately $33,700,000. In May 1998, the Company also increased funds committed by the bank group through its revolving credit facility to $40,000,000.

         At March 31, 1998, the Company had two mortgage loans outstanding totaling $17,995,000 and another $15,600,000 in advances from its long-term revolving credit facility. One mortgage loan had an outstanding principal balance of $16,421,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during a twelve-month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding balance of $1,574,000 at March 31, 1998, of which $1,338,000 is due in 2010.

         The Company's operating activities during the first three months of 1997 used net cash of $480,000 as compared to $1,702,000 in 1998, an increase of $1,222,000. Most of the increase in cash used by operations was the result of increases in accounts receivable associated with the acquisition of new facilities, partially offset by an increase in employee compensation and benefits at these facilities.

         Net cash used by investing activities was $537,000 during the first three months of 1997 as compared to $4,060,000 used in 1998. The primary use of invested cash during these periods related to additions to property and equipment ($848,000 in 1997 compared to $3,419,000 in 1998), additions to intangible assets ($1,186,000 in 1997 compared to $404,000 in 1998) and transfers to restricted cash.

         Net cash used by financing activities was $950,000 in 1997 as compared to $805,000 in 1998.

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

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information

         On April 16, 1998, the Company announced that it had accepted a buyout offer of $25 per share from Investcorp S.A., an international investment firm. Pursuant to the terms of the definitive agreement signed on April 15, 1998, upon consummation of the transaction, Investcorp, its affiliates and certain other international investors will acquire approximately 91% of the common stock of the Company then outstanding. Management of the Company will retain approximately 225,000 shares, or approximately 3% of the Company's then outstanding common stock. Other stockholders of the Company may elect to receive either $25 per share in cash or retain their shares on a pro-rated basis up to a maximum aggregate amount equal to 6% of the common stock of the Company then outstanding. Following the transaction, which is expected to close in the third quarter of 1998, the Company expects to de-list its common stock from the New York Stock Exchange. The transaction has been unanimously approved by the Company's Board of Directors. In addition, holders of approximately 54% of the Company's currently outstanding common stock have agreed, subject to certain conditions, to vote their shares in favor of the transaction and have granted an affiliate of Investcorp an irrevocable option to purchase such shares for $25 per share, subject to certain conditions. The transaction is subject to, among other things, stockholder approval, regulatory approvals and other customary closing conditions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Number          Description
                  ------          -----------
                   27.1           Financial Data Schedule

         (b)      Reports on 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Harborside Healthcare Corporation


                                       By: /s/ Stephen L. Guillard
                                       ---------------------------
                                       Stephen L. Guillard
                                       Chairman, President, and Chief Executive
                                       Officer


                                       By: /s/ William H. Stephan
                                       --------------------------
                                       William H. Stephan
                                       Senior Vice President and Chief Financial
                                       Officer

DATE: May 14, 1998