Form 10-Q/A
period 1997-09-30
HARBORSIDE HEALTHCARE CORP
filed 1998-06-26
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           September 30, 1997
                                        ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                        ------------------   ------------------


                         Commission file number 01-14358
                                                --------

                       Harborside Healthcare Corporation
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No  X
                                      ---    ---

Number of shares of common stock, par value $0.01 per share, outstanding as of June 24, 1998: 8,011,164.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Number            Description

                 10.1* First Amendment to Revolving Credit Agreement among Harborside Healthcare Corporation and the other Borrowers specified therein, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent, dated as of August 1, 1997

                 10.2* Second Amendment to Revolving Credit Agreement among Harborside Healthcare Corporation and the other Borrowers specified therein, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent, dated as of August 28, 1997.

                 23.1**            Consent of Landa & Altsher

                 27.1*             Financial Data Schedule

                 99.1*** Financial Statements of Cushman Management Associates and Affiliates


                 *   Previously filed.
                 **  Filed herewith.
                 *** Replaces previously filed exhibit.

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Harborside Healthcare Corporation


                        By: /s/ Stephen L. Guillard
                            -----------------------
                            Stephen L. Guillard
                            Chairman, President and Chief Executive Officer

                        By: /s/ William H. Stephan
                            ----------------------
                            William H. Stephan
                            Senior Vice President and Chief Financial Officer

DATE: June 25, 1998