Form 10-K/A
period 1997-12-31
HARBORSIDE HEALTHCARE CORP
filed 1998-06-26
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2

                                  FORM 10-K/A-2

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 01-14358
                                                --------

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

Registrant's telephone number, including area code: (617) 556-1515
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
-------------------                                     ---------------------
Common Stock, par value $.01 per share                  New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At June 24, 1998, the registrant had 8,011,164 shares of Common Stock outstanding. The aggregate market value on June 24, 1998 of the registrant's Common Stock held by non-affiliates of the registrant was $86,295,595 (based on the closing price of these shares as quoted on such date on the New York Stock Exchange and 3,623,962 shares of common stock held by non-affiliates).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward- Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The registrant (the "Company") desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

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

EXPLANATORY NOTE

THIS AMENDMENT NO. 2 IS BEING FILED TO AMEND AND RESTATE THE COVER PAGE AND THE FOLLOWING ITEMS IN THEIR ENTIRETY: (A) ITEMS 7 AND 8 OF PART II OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED ON MARCH 31, 1998, (B) ITEM 13 OF PART III OF AMENDMENT NO. 1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED ON APRIL 30, 1998 AND (C) EXHIBIT 23.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED ON MARCH 31, 1998.

                                     PART II

ITEM 7.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

  GENERAL

     Harborside Healthcare Corporation is a leading provider of high-quality long-term care and specialty medical services in the Eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in five principal regions: the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), the Northeast (Connecticut and Rhode Island), the Southeast (Florida) and the Mid-Atlantic (New Jersey and Maryland). As of December 31, 1997, the Company operated 43 facilities (13 owned and 30 leased) with a total of 5,290 licensed beds. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services, both at Company-operated and non-affiliated facilities, through its wholly owned subsidiary, Theracor.

     The Company was created in March 1996, in anticipation of an initial public offering (the "Offering"), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had conducted operations since 1988. The Company completed the Offering on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. The owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received in return an aggregate of 4,400,000 shares of the Company's common stock (the "IPO Reorganization").

     The Company's financial statements for periods prior to the Offering have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. The Company's financial statements for periods prior to the date of the Offering do not include a provision for federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to federal or state income taxation. The Company's financial statements for periods prior to the date of the Offering do include a pro forma income tax expense for each period presented, as if the Company had always owned the Predecessor Entities. See Note L to the accompanying audited consolidated financial statements of the Company.

     One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ("KYP"), which owned seven facilities (the "Seven Facilities") until December 31, 1995. The Company held a 5% interest in KYP while the remaining 95% was owned by the limited partners of KYP (the "Unitholders"). As described in Note P to the accompanying audited consolidated financial statements of the Company, effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995 the accounts of KYP were included in the Company's combined financial statements and the interest of the Unitholders was reflected as minority interest. The net gain of $4,869,000 recognized by KYP in connection with the sale of the Seven Facilities was allocated to the KYP Unitholders and is reflected in

"minority interest in net income." In March of 1996, a liquidating distribution was paid to the Unitholders.

     As described in Note D to the accompanying audited consolidated financial statements of the Company, the Company accounts for its investment in one of its owned facilities using the equity method.

  REVENUES

     The Company's total net revenues include net patient service revenues, and beginning in 1995, rehabilitation therapy service revenues from contracts with non-affiliated long-term care facilities. The Company derives its net patient service revenues primarily from private pay sources, the federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company's revenues are influenced by a number of factors, including: (i) the licensed bed capacity of its facilities; (ii) occupancy rates; (iii) the mix of patients and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid); and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements. The Company's rehabilitation service revenues are received directly from non- affiliated long-term care facilities, which in turn are reimbursed by Medicare or other payors. These revenues are subject to adjustment in the event one facility is denied reimbursement by Medicare or any other applicable payor on the basis that the services provided by the Company were not medically necessary.

  OPERATING EXPENSES

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     TOTAL NET REVENUES. Total net revenues increased by $56,365,000, or 34.1%, from $165,412,000 in 1996 to $221,777,000 in 1997. This increase resulted primarily from the acquisition of four facilities in Ohio (the "1996 Ohio Facilities") on July 1, 1996, the Harford Gardens facility on March 1, 1997, the four facilities in Massachusetts (the "Massachusetts Facilities") on August 1, 1997, the three facilities in Dayton (the "Dayton Facilities") on September 1, 1997, and the five facilities in Connecticut (the "Connecticut Facilities") on December 1, 1997. Additionally, total net revenues increased as the result of the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $19,147,000, or 34.0% of the increase, resulted from the operation of the 1996 Ohio Facilities for a full year in 1997; $6,245,000, or 11.1% of the increase, resulted from the operation of the Harford Gardens facility; $8,079,000, or 14.3% of the increase, resulted from the operation of the Massachusetts Facilities; $4,539,000, or 8.1% of the increase, resulted from the operation of the Dayton Facilities; and $3,871,000, or 6.9% of the increase, resulted from the operation of the Connecticut Facilities. Revenues generated by providing rehabilitation therapy services at non-affiliated long-term care facilities increased $7,333,000, from $10,295,000 in 1996 to $17,628,000 in 1997. The remaining $7,151,000, or 12.7% of such increase, was largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $138.31 in 1996 to $147.96 in 1997. Partially offsetting the increase in total net revenues was a reduction in occupancy at "same store" facilities from 92.6% in 1996 to 91.7% in 1997. The average occupancy rate at all of the Company's facilities decreased from 92.6% in 1996 to 92.3% in 1997. The Company's quality mix of total net revenues (i.e., non-Medicaid revenues as a percentage of total revenues) was 61.8% for the year ended December 31, 1996 as compared to 60.0% for the year ended December 31, 1997. The decrease in the quality mix percentage was primarily due to dilution resulting from the acquisition of new facilities that generate a lower quality mix.

     FACILITY OPERATING EXPENSES. Facility operating expenses increased by $44,197,000, or 33.4%, from $132,207,000 in 1996 to $176,404,000 in 1997. The operation of the 1996 Ohio Facilities for a full year in 1997 accounted for $13,499,000, or 30.5% of this increase; the operation of the Harford Gardens facility accounted for $4,726,000, or 10.7% of this increase; the operation of the Massachusetts Facilities accounted for $6,034,000, or 13.7% of this increase; the operation of the Dayton Facilities accounted for $3,442,000, or 7.8% of this increase; and the operation of the Connecticut Facilities accounted for $3,109,000, or 7.0% of this increase. Operating expenses associated with rehabilitation therapy services provided at non-affiliated long-term care facilities increased as a result of additional therapy contracts. Operating expenses associated with these contracts accounted for $6,394,000, or 14.5%, of the total increase in facility operating expenses. The remaining $6,993,000 of the increase in facility operating expenses was primarily due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

     GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $3,142,000, or 40.2%, from $7,811,000 in 1996 to $10,953,000 in 1997. As a percentage of total net revenues, general administrative expenses increased from 4.7% in 1996 to 4.9% in 1997. This increase resulted from the acquisition of new facilities that resulted in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. Such reimbursements were not materially different in 1997 compared with those in 1996.

     SPECIAL COMPENSATION AND OTHER. In connection with the Offering and IPO Reorganization, the Company recorded $1,716,000 of non-recurring charges in 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the IPO Reorganization.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1,045,000, or 34.5%, from $3,029,000 in 1996 to $4,074,000 in 1997 primarily as a result of the acquisition of the 1996 Ohio Facilities on July 1, 1996.

     FACILITY RENT. Facility rent expense increased $2,223,000, or 21.7%, from $10,223,000 in 1996 to $12,446,000 in 1997. The increase in facility rent expense was primarily due to the acquisition of new facilities. Facility rent expense as a percentage of total net revenues decreased from 6.2% in 1996 to 5.6% in 1997.

     INTEREST EXPENSE, NET. Interest expense, net, increased by $1,219,000, or 26.3% from $4,634,000 in 1996 to $5,853,000 in 1997. This net increase was primarily due to additional interest expense resulting from the acquisition of the 1996 Ohio Facilities on July 1, 1996.

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

     INCOME TAXES. Income tax expense increased by $3,538,000, from $809,000 in 1996 to $4,347,000 in 1997. Prior to the date of the Offering, the Company's financial statements did not include a provision for federal or state income taxes because the Predecessor Entities were not directly subject to federal or state income taxation. The provision for income taxes in 1996 consisted of a provision for income taxes for the period after the Offering less a tax benefit resulting from book-tax differences inherited as part of the IPO Reorganization.

     NET INCOME. Net income increased by $4,101,000, from $2,702,000 in 1996 to $6,803,000 in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     TOTAL NET REVENUES. Total net revenues increased by $55,987,000, or 51.2%, from $109,425,000 in 1995 to $165,412,000 in 1996. This increase resulted primarily from the acquisition of six New Hampshire facilities (the "New Hampshire Facilities") on January 1, 1996 and the 1996 Ohio Facilities on July 1, 1996, the generation of increased revenues from rehabilitation therapy services provided under contracts to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities.

     Of the $55,987,000 increase in total net revenues, $23,245,000, or 41.5% of the increase, resulted from the operation of the New Hampshire Facilities, and $17,493,000, or 31.2% of the increase, resulted from the operation of the 1996 Ohio Facilities. Revenues generated by providing rehabilitation therapy services under contracts with non-affiliated long-term care facilities increased by $7,250,000, from $3,045,000 in 1995 to $10,295,000 in 1996, resulting primarily from additional therapy contracts. The remaining $7,999,000, or 14.3% of the increase in total net revenues, was attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with higher acuity conditions. Average net patient service revenues per patient day at "same store" facilities increased by 4.0% from $132.99 in 1995 to $138.31 in 1996. The average occupancy rate at all of the Company's facilities increased from 92.5% in 1995 to 92.6% in 1996, also contributing to the increase in total net revenues. The Company's quality mix of revenues was 66.8% for the year ended December 31, 1995 as compared to 61.8% for the year ended December 31, 1996. The decrease in the quality mix percentage was primarily due to the acquisition of the New Hampshire Facilities, which at the time of the acquisition did not participate in the Medicare program.

     FACILITY OPERATING EXPENSES. Facility operating expenses increased by $42,829,000, or 47.9%, from $89,378,000 in 1995 to $132,207,000 in 1996.
Facility operating expenses as a percentage of total net revenues decreased from 81.7% in 1995 to 79.9% in 1996. The acquisition of the New

Hampshire Facilities accounted for $17,909,000, or 41.8% of the increase in facility operating expenses while the 1996 Ohio Facilities accounted for $13,712,000, or 32.0% of this increase. Operating expenses associated with additional rehabilitation therapy services provided at non-affiliated long-term care facilities accounted for $4,922,000 or 11.5% of the total increase in facility operating expenses. The remaining $6,286,000 of the increase in facility operating expenses was due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

     GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $2,735,000, or 53.9%, from $5,076,000 in 1995 to $7,811,000 in 1996. As a percentage of total net revenues, general and administrative expenses increased from 4.6% in 1995 to 4.7% in 1996. Approximately $787,000 of this increase resulted from the acquisition of the New Hampshire Facilities, and $290,000 resulted from the acquisition of the 1996 Ohio Facilities. Most of the remainder was associated with the expansion of regional and corporate support, increases in salaries, and additional travel and consulting expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters, as well as for certain data processing and administrative services provided to the Company. In 1995 and 1996, such reimbursements totaled $700,000.

     SPECIAL COMPENSATION AND OTHER. In connection with the Offering and IPO Reorganization, the Company recorded $1,716,000 of non-recurring charges in 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful Offering and the corporate restructuring which preceded the Offering.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $1,356,000, or 30.9%, from $4,385,000 in 1995 to $3,029,000 in 1996. This decrease resulted from the sale and subsequent leaseback of the Seven Facilities effective December 31, 1995 and the acquisition of the 1996 Ohio Facilities on July 1, 1996, which is accounted for as a capital lease.

     FACILITY RENT. Facility rent expense increased by $8,316,000 from $1,907,000 in 1995 to $10,223,000 in 1996. Facility rent expense as a percentage of total net revenues increased from 1.7% in 1995 to 6.2% in 1996. The increase in facility rent expense was the result of the sale and subsequent leaseback of the Seven Facilities and the acquisition of the six New Hampshire Facilities on January 1, 1996 pursuant to an operating lease financing.

     INTEREST EXPENSE, NET. Interest expense, net, decreased by $473,000, or 9.3%, from $5,107,000 in 1995 to $4,634,000 in 1996. This decrease was due to the net result of the pay down of debt associated with the Seven Facilities, the repayment of $25,000,000 of long-term debt using proceeds from the Offering and additional interest expense resulting from the acquisition of the 1996 Ohio Facilities.

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

     INCOME TAXES. Prior to the date of the Offering, the Company's financial statements did not include a provision for income taxes because the Predecessor Entities were not directly subject to federal or state income taxation. The provision for income taxes in 1996 was $809,000 and consisted of a provision for income taxes for the period after the Offering less a tax benefit resulting from book-tax differences inherited as part of the IPO Reorganization.

     NET INCOME. Net income increased by $1,468,000, from $1,234,000 in 1995 to $2,702,000 in 1996. This increase in net income was primarily due to increased operating income in 1996 and the elimination of the minority interest charge resulting from the liquidation of KYP.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. The Company has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under the Company's revolving credit facility. The Company's leased facilities are leased from either the owner of the facilities, from a real estate investment trust which has purchased the facilities from the owner, or through borrowings under the Company's synthetic lease facility that was entered into in September 1997. In addition, in 1996 the Company financed the acquisition of the 1996 Ohio Facilities from the owner by means of a lease which is accounted for as a capital lease for financial reporting purposes. The Company's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is exercisable at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed option purchase price which the Company believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing the Company to realize all the value appreciation of the facility while maintaining financial flexibility.

     In April of 1997, the Company obtained a three-year $25 million revolving credit facility from a commercial bank. Borrowings under this facility will be used to provide working capital for existing operations and acquisitions and to finance a portion of future acquisitions. During September 1997, the Company increased the number of commercial banks party to its revolving credit facility from one to four, amended certain terms of the revolving credit facility (including financial covenants) and extended its maturity date through September 1, 2002. Additionally, the Company also arranged a $25,000,000 synthetic leasing facility ("the Leasing Facility") with the same group of commercial banks. The Leasing Facility will be used to finance the acquisition of long-term care facilities. As of March 31, 1998, the Company had approximately $23,600,000 of borrowings drawn under the Leasing Facility. The Company increased the funds committed under the Leasing Facility to finance the acquisition of two additional facilities in Ohio on April 1, 1998 and two facilities in Rhode Island on May 8, 1998. As of May 31, 1998, the Company had approximately $59,250,000 of borrowings drawn under the Leasing Facility, which borrowings represented all of the total Leasing Facility commitment as of such date.

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

     The Company expects that its capital expenditures for 1998, excluding acquisitions of new long-term care facilities, will aggregate approximately $10,000,000, $3,400,000 of which had already been invested through March 31, 1998. The Company expects that its capital expenditures for 1999, excluding acquisitions of new long-term care facilities, will also aggregate approximately $10,000,000. Of the total amount to be invested in 1998, approximately $4,000,000 is expected to be related to maintenance capital expenditures on the Company's currently owned and leased facilities. The remaining balance of the Company's expected capital expenditures will relate to, among other things, system enhancements, special construction projects and other capital improvements.

     The Company's operating activities in 1996 generated net cash of $1,405,000 as compared to $5,621,000 in 1997, an increase of $4,216,000. Most of the increase in cash provided by operations was the result of increased net income.

     Net cash used by investing activities was $4,050,000 during 1996 as compared to $19,487,000 used in 1997. The primary use of invested cash during these periods related to additions to property and equipment ($5,104,000 in 1996 compared to $5,274,000 in 1997), additions to intangible assets ($950,000 in 1996 compared to $6,301,000 in 1997) and a collateralized loan to the seller of $7,487,000 in connection with the acquisition of the Connecticut Facilities on December 1, 1997.

     Net cash used by financing activities was $27,790,000 in 1996 as compared to $12,891,000 provided in 1997. The early retirement of debt and the incurrence of a related prepayment penalty required the use of $26,517,000 in 1996. During 1996, the Company received $37,160,000 in net proceeds from the Offering and a cash payment of $3,685,000 from the landlord in connection with the leasing of the New Hampshire facilities. During 1996, the Company also received $803,000 from the sale of equity interests to an officer and a director of the Company. In March of 1996, a liquidating distribution of $33,727,000 was paid to the KYP Unitholders. During 1997, the Company borrowed $15,600,000 under its revolving credit facility. Such borrowings were primarily used to finance part of the acquisition of the Connecticut Facilities, as well as the asset acquisition of Access Rehabilitation, a therapy services company. In addition, during 1997 the Company made principal payments of $3,944,000 on its capital lease obligation, and received cash payments totaling $1,301,000 from its landlords in connection with the lease of the Massachusetts Facilities and the Dayton Facilities.

     At December 31, 1997, the Company had two mortgage loans outstanding in the aggregate amount of $18,042,000, in addition to $15,600,000 in advances outstanding under its revolving credit facility and $56,270,000 of capital lease obligations. One of the Company's mortgage loans had an outstanding principal balance of $16,461,000, of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and the actual revenues of these four facilities during the twelve-month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,581,000, of which $1,338,000 is due in 2010.

     Under the Company's Leasing Facility, a master trust (the "Trust") acquires long-term care facilities which the Trust then leases to the Company. The Trust finances its acquisition by making an equity contribution of 3% or more of the related purchase price and obtaining bank loans for the remainder. The Company's rental payments to the Trust are determined based on the purchase price and an interest rate factor which is based on LIBOR (or at the Company's option, the agent bank's prime rate) and which varies with the Company's leverage ratio (as defined). As of December 31, 1997, the interest rate for amounts outstanding under the Leasing Facility was approximately 7.5%. The Company's Leasing Facility expires in August 2002, and the Company at that time will be required to either renew the Leasing Facility, exercise its option to purchase the facilities acquired through the Leasing Facility for an amount equal to the purchase price at the date of initial acquisition, or arrange for the sale of the facilities. Additionally, at any time during the term of the Leasing Facility, the Company may exercise its purchase option for the leased facilities. The Company's obligations under the lease are collateralized by a collateral pool which also collateralizes the Company's borrowings under its existing revolving credit facility. The Company believes that synthetic lease financing provides it with the flexibility of lease financing while offering it the ability to exercise fixed price purchase options at any time during the term of the Leasing Facility.

SEASONALITY

     The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include, among other things, the timing and amount of Medicaid rate increases, seasonal census cycles and the number of calendar days in a given quarter.

INFLATION

     The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. In addition, suppliers pass along rising costs to the Company in the form of higher prices. When faced with increases in operating costs, the Company has generally increased its charges for services. The Company's operations could be adversely affected if it is unable to recover future cost increases or if the Company experiences significant delays in Medicaid and Medicare revenue sources increasing their rates of reimbursement.

YEAR 2000 DISCLOSURE

     The Company is preparing all of its software products and internal computer systems to be Year 2000 compliant. The Company has replaced its financial reporting and payroll systems with systems that are Year 2000 compliant. The Company is in the process of evaluating several clinical software products, including one which is being installed in 13 of its facilities, with the expectation that it will identify a Year 2000 compliant standard clinical information and patient billing system which will be implemented at each of the Company's facilities. The Company currently estimates that it will complete the selection of the standard clinical information and patient billing software during 1998 and finalize the conversion of its existing systems to the new platform during 1999. Although the Company does not expect the cost of the conversion of its clinical and patient billing systems to have a material adverse effect on its business or future results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its compliance obligations. The Company currently estimates that compliance will be achieved during 1999; however, there can be no assurance that the Company will be able to complete the conversion in a timely manner or that third party software suppliers will be able to provide Year 2000 compliant products for the Company to install. The Company currently estimates the cost of replacing the clinical and billing systems at its existing facilities to be approximately $1,000,000. The Company will fund the costs associated with these system conversions through cash flows from operations or borrowings under its new senior secured credit facility. The Company's ongoing facility acquisition strategy will require it to evaluate acquisition candidates for Year 2000 compliance.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from the retained earnings and additional paid-in equity section of a statement of financial position. Additionally, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that an enterprise (a) report financial and descriptive information about its reportable operating segments, (b) report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets with reconciliations of such amounts to the enterprise's financial statements and (c) report information about revenues derived from the Company's products or services and information about major customers. These pronouncements are effective for financial statement periods beginning after December 15, 1997. The Company does not believe that these new pronouncements will have a material effect on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES:
  Report of Independent Accountants.......................................  13
  Consolidated Balance Sheets as of December 31, 1996 and 1997............  14
  Consolidated Statements of Operations for the years ended December 31,
   1995, 1996 and 1997....................................................  15
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.................................  16
  Consolidated Statements of Cash Flows for the years ended December 31,
   1995, 1996 and 1997....................................................  17
  Notes to Consolidated Financial Statements..............................  18

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Harborside Healthcare Corporation:

  We have audited the accompanying consolidated balance sheets of Harborside Healthcare Corporation and its subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ COOPERS & LYBRAND L.L.P.
----------------------------
Boston, Massachusetts
February 13, 1998

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                        AS OF DECEMBER 31, 1996 AND 1997

                                                               1996      1997
                                                             --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................  $  9,722  $  8,747
  Accounts receivable, net of allowances for doubtful ac-
   counts of $1,860 and $1,871, respectively...............    22,984    32,416
  Prepaid expenses and other...............................     3,570     6,644
  Demand note due from limited partnership (Note D)........     1,369       --
  Deferred income taxes (Note L)...........................     1,580     2,150
                                                             --------  --------
    Total current assets...................................    39,225    49,957
Restricted cash (Note C)...................................     3,751     5,545
Investment in limited partnership (Note D).................       256        67
Property and equipment, net (Note E).......................    95,187    96,872
Intangible assets, net (Note F)............................     3,004     8,563
Note receivable (Note G)...................................       --      7,487
Deferred income taxes (Note L).............................       376        71
                                                             --------  --------
    Total assets...........................................  $141,799  $168,562
                                                             ========  ========

                        LIABILITIES
Current liabilities:
  Current maturities of long-term debt (Note I)............       169       186
  Current portion of capital lease obligation (Note J).....     3,744     3,924
  Accounts payable.........................................     6,011     7,275
  Employee compensation and benefits.......................     8,639    10,741
  Other accrued liabilities................................     2,177     4,417
  Accrued interest.........................................        19       251
  Current portion of deferred income.......................       368       609
  Income taxes payable (Note L)............................     1,272       --
                                                             --------  --------
    Total current liabilities..............................    22,399    27,403
Long-term portion of deferred income (Note H)..............     2,948     3,559
Long-term debt (Note I)....................................    18,039    33,456
Long-term portion of capital lease obligation (Note J).....    53,533    52,361
                                                             --------  --------
    Total liabilities......................................    96,919   116,779
                                                             --------  --------
Commitments and contingencies (Notes D, H and N)
               STOCKHOLDERS' EQUITY (NOTE M)
Common stock, $.01 par value, 30,000,000 shares authorized,
 8,000,000 and 8,008,665 shares issued and outstanding.....        80        80
Additional paid-in capital.................................    48,340    48,440
Retained earnings (deficit)................................    (3,540)    3,263
                                                             --------  --------
    Total stockholders' equity.............................    44,880    51,783
                                                             --------  --------
      Total liabilities and stockholders' equity...........  $141,799  $168,562
                                                             ========  ========

    The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                1995        1996        1997
                                             ----------  ----------  ----------
Total net revenues.........................  $  109,425  $  165,412  $  221,777
                                             ----------  ----------  ----------
Expenses:
  Facility operating.......................      89,378     132,207     176,404
  General and administrative...............       5,076       7,811      10,953
  Service charges paid to affiliate (Note
   Q)......................................         700         700         708
  Special compensation and other (Note M)..         --        1,716         --
  Depreciation and amortization............       4,385       3,029       4,074
  Facility rent............................       1,907      10,223      12,446
                                             ----------  ----------  ----------
    Total expenses.........................     101,446     155,686     204,585
                                             ----------  ----------  ----------
Income from operations.....................       7,979       9,726      17,192
Other:
  Interest expense, net....................      (5,107)     (4,634)     (5,853)
  Loss on investment in limited partnership
   (Note D)................................        (114)       (263)       (189)
  Gain on sale of facilities, net (Note P).       4,869         --          --
  Minority interest in net income (Notes B
   and P)..................................      (6,393)        --          --
                                             ----------  ----------  ----------
Income before income taxes and extraordi-
 nary loss.................................       1,234       4,829      11,150
Income taxes (Note L)......................         --         (809)     (4,347)
                                             ----------  ----------  ----------
Income before extraordinary loss...........       1,234       4,020       6,803
Extraordinary loss on early retirement of
 debt, net of taxes of $843 (Note I).......         --       (1,318)        --
                                             ----------  ----------  ----------
Net income.................................  $    1,234  $    2,702  $    6,803
                                             ==========  ==========  ==========
Net income per share--basic................                          $      .85
                                                                     ==========
Net income per share--diluted..............                          $      .84
                                                                     ==========
Pro forma data (unaudited--Notes B and L):
  Historical income before income taxes and
   extraordinary loss......................       1,234       4,829
  Pro forma income taxes...................        (481)       (799)
                                             ----------  ----------
Pro forma income before extraordinary loss.         753       4,030
  Extraordinary loss, net..................         --       (1,318)
                                             ----------  ----------
Pro forma net income.......................  $      753  $    2,712
                                             ==========  ==========
Pro forma net income per share (basic and
 diluted):
  Pro forma income before extraordinary
   loss....................................  $     0.17  $     0.63
  Extraordinary loss, net..................         --         0.21
                                             ----------  ----------
  Pro forma net income.....................  $     0.17  $     0.42
                                             ==========  ==========
Weighted average number of common shares
 used in per share computations:
  Basic....................................   4,425,000   6,396,142   8,037,026
  Diluted..................................   4,425,000   6,396,142   8,138,793

    The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                  ADDITIONAL RETAINED
                                           COMMON  PAID-IN   EARNINGS
                                           STOCK   CAPITAL   (DEFICIT)  TOTAL
                                           ------ ---------- --------- -------
Stockholders' equity, December 31, 1994...  $44    $10,298    $(7,476) $ 2,866
  Net income for the year ended December
   31, 1995...............................  --         --       1,234    1,234
  Contributions...........................  --          30        --        30
                                            ---    -------    -------  -------
Stockholders' equity, December 31, 1995...   44     10,328     (6,242)   4,130
  Net income for the year ended December
   31, 1996...............................  --         --       2,702    2,702
  Purchase of equity interests............  --       1,028        --     1,028
  Distributions...........................  --        (140)       --      (140)
  Proceeds of initial public offering,
   net....................................   36     37,124        --    37,160
                                            ---    -------    -------  -------
Stockholders' equity, December 31, 1996...   80     48,340     (3,540)  44,880
  Net income for the year ended December
   31, 1997...............................  --         --       6,803    6,803
  Exercise of options.....................  --         100        --       100
                                            ---    -------    -------  -------
Stockholders' equity, December 31, 1997...  $80    $48,440    $ 3,263  $51,783
                                            ===    =======    =======  =======

    The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                    1995      1996      1997
                                                  --------  --------  --------
Operating activities:
 Net income.....................................  $  1,234  $  2,702  $  6,803
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Minority interest............................     6,393       234       --
   Gain on sale of facilities, net..............    (4,869)      --        --
   Loss on refinancing of debt..................       --      1,318       --
   Depreciation of property and equipment.......     3,924     2,681     3,589
   Amortization of intangible assets............       461       348       485
   Amortization of deferred income..............       --       (369)     (449)
   Loss from investment in limited partnership..       114       263       189
   Amortization of loan costs and fees..........       109       103       257
   Accretion of interest on capital lease obli-
    gation......................................       --      1,419     2,952
   Deferred interest............................       --       (114)      --
   Common stock grant...........................       --        225       --
   Other........................................        14       --        --
                                                  --------  --------  --------
                                                     7,380     8,810    13,826
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable............    (7,573)  (13,017)   (9,432)
   (Increase) in prepaid expenses and other.....      (456)   (1,780)   (3,074)
   (Increase) in deferred income taxes..........       --     (1,956)     (265)
   Increase in accounts payable.................     1,345     1,977     1,264
   Increase in employee compensation and bene-
    fits........................................     1,385     4,144     2,102
   Increase (decrease) in accrued interest......      (490)       (6)      232
   Increase in other accrued liabilities........       295     1,118     2,240
   Increase (decrease) in income taxes payable..       --      2,115    (1,272)
                                                  --------  --------  --------
 Net cash provided by operating activities......     1,886     1,405     5,621
                                                  --------  --------  --------
Investing activities:
 Additions to property and equipment............    (3,081)   (5,104)   (5,274)
 Facility acquisition deposits..................    (3,000)    3,000       --
 Additions to intangibles.......................    (1,202)     (950)   (6,301)
 Transfers to restricted cash, net..............      (760)     (996)   (1,794)
 Receipt of note receivable.....................       --        --     (7,487)
 Repayment of demand note from limited partner-
  ship..........................................       --        --      1,369
 Issuance of Demand note from limited partner-
  ship..........................................    (1,255)      --        --
 Payment of costs related to sale of facilities.      (884)      --        --
 Proceeds from sale of facilities...............    47,000       --        --
                                                  --------  --------  --------
 Net cash provided (used) by investing activi-
  ties..........................................    36,818    (4,050)  (19,487)
                                                  --------  --------  --------
Financing activities:
 Borrowings under revolving line of credit......       --        --     15,600
 Payment of long-term debt......................    (9,800)  (25,288)     (166)
 Principal payments of capital lease obligation.       --     (6,766)   (3,944)
 Debt prepayment penalty........................    (1,154)   (1,517)      --
 Note payable to an affiliate...................     2,000    (2,000)      --
 Receipt of cash in connection with lease.......       --      3,685     1,301
 Dividend distribution..........................       --       (140)      --
 Distributions to minority interest.............    (3,636)  (33,727)      --
 Purchase of equity interests and other contri-
  butions.......................................        30       803       --
 Exercise of stock options......................       --        --        100
 Proceeds from sale of common stock.............       --     37,160       --
                                                  --------  --------  --------
 Net cash provided (used) by financing activi-
  ties..........................................   (12,560)  (27,790)   12,891
                                                  --------  --------  --------
Net increase (decrease) in cash and cash equiva-
 lents..........................................    26,144   (30,435)     (975)
Cash and cash equivalents, beginning of year....    14,013    40,157     9,722
                                                  --------  --------  --------
Cash and cash equivalents, end of year..........  $ 40,157  $  9,722  $  8,747
                                                  ========  ========  ========
Supplemental Disclosure:
 Interest paid..................................     6,208     4,060     3,371
 Income taxes paid..............................       --        760     5,783
Noncash investing and financing activities:
 Property and equipment additions by capital
  lease.........................................       --     57,625       --
 Capital lease obligation incurred..............       --     57,625       --


    The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS:

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

B. BASIS OF PRESENTATION:

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

C. SIGNIFICANT ACCOUNTING POLICIES:

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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

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

  In addition, direct and allocated indirect costs reimbursed under the Medicare program are subject to regional limits. The Company's costs generally exceed these limits and accordingly, the Company is required to submit exception requests to recover such excess costs. The Company has recorded approximately $8,229,000 in accounts receivable, as of December 31, 1997, related to these exception requests. The Company believes it will be successful in collecting these receivables; however, the failure to recover these costs in the future could materially and adversely affect the Company.

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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

D. INVESTMENT IN LIMITED PARTNERSHIP:

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

  The loan is collateralized by each partner's partnership interest as well as all of the assets of Bowie L.P. The loan is also guaranteed by the Company and additional collateral pledged by the non-affiliated partner. The Bowie L.P. partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership's debt, so that the partners each bear their proportionate share of the liability based on their percentage ownership of the partnership.

  The results of operations of Bowie L.P. are summarized below:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1996        1997
                                             ----------  ----------  ----------
Net operating revenues...................... $7,595,000  $8,104,000  $8,311,000
Net operating expenses......................  7,236,000   7,758,000   8,052,000
Net loss....................................   (152,000)   (351,000)   (252,000)

  The financial position of Bowie L.P. was as follows:

                                                           AS OF DECEMBER 31,
                                                          ---------------------
                                                             1996       1997
                                                          ---------- ----------
Current assets........................................... $2,511,000 $2,275,000
Non-current assets.......................................  4,882,000  4,695,000
Current liabilities......................................  2,335,000    722,000
Non-current liabilities..................................  4,716,000  6,158,000
Partners' equity.........................................    342,000     90,000

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

  On December 28, 1995, the Company advanced $1,255,000 to Bowie L.P. to support additional facility working capital requirements by means of a demand note bearing interest at 9.0% per annum. This advance was repaid by Bowie L.P. during 1997.

E. PROPERTY AND EQUIPMENT:

  The Company's property and equipment are stated at cost and consist of the following as of December 31:

                                                          1996         1997
                                                      ------------ ------------
Land................................................. $  2,994,000 $  3,270,000
Land improvements....................................    3,077,000    3,387,000
Leasehold improvements...............................    2,371,000    3,157,000
Buildings and improvements...........................   28,764,000   30,529,000
Equipment, furnishings and fixtures..................    7,835,000    9,565,000
Assets under capital lease...........................   63,125,000   63,532,000
                                                      ------------ ------------
                                                       108,166,000  113,440,000
Less accumulated depreciation........................   12,979,000   16,568,000
                                                      ------------ ------------
                                                      $ 95,187,000 $ 96,872,000
                                                      ============ ============

F. INTANGIBLE ASSETS:

  Intangible assets are stated at cost and consist of the following as of December 31:

                                                          1996         1997
                                                      ------------ ------------
Patient lists........................................ $  1,459,000 $  1,459,000
Assembled workforce..................................      930,000      930,000
Covenant not to compete..............................    1,838,000    1,838,000
Organization costs...................................      256,000      380,000
Goodwill.............................................          --     2,166,000
Deferred financing costs.............................    2,563,000    6,574,000
                                                      ------------ ------------
                                                         7,046,000   13,347,000
Less accumulated amortization........................    4,042,000    4,784,000
                                                      ------------ ------------
                                                      $  3,004,000 $  8,563,000
                                                      ============ ============

G. NOTE RECEIVABLE:

  In connection with the acquisition of the five Connecticut facilities on December 1, 1997, the Company received a note receivable from the owner in the amount of $7,487,000. Interest is earned at the rate of 9% per annum, and payments are due monthly, in arrears, commencing January 1, 1998 and continuing until November 30, 2010, at which time the entire principal balance is due. The proceeds of the note were used to repay certain indebtedness. The note is collateralized by various mortgage interests and other collateral.

H. OPERATING LEASES:

  In March 1993, a subsidiary of the Company entered into an agreement with a non-affiliated entity to lease two long-term care facilities in Ohio with 289 beds for a period of ten years. The lease agreement, which became effective in June 1993, provides for fixed annual rental payments of $900,000. At the end of the ten-year period,

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES the Company has the option to acquire the facilities for $8,500,000, or to pay a $500,000 termination fee and relinquish the operation of the facilities to the lessor. On the effective date of the lease, the subsidiary paid $1,200,000 to the lessor for a covenant not-to-compete which remains in force through June 2003.

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

  Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease six long-term care facilities with a total of 537 licensed beds in New Hampshire. The lease agreement provides for annual rental payments of $2,324,000 in the initial twelve-month period and annual rental increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company's option. The lease agreement also required the Company to escrow funds in an amount equal to three months base rent. In addition, the lease agreement required the Company to establish a renovation escrow account in the amount of $560,000 to fund facility renovations identified in the agreement. The renovation escrow funds are released upon completion of the required renovations. As of December 31, 1997, $325,000 of these funds remained in escrow pending completion of the specified renovations. The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the related facilities' accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES to purchase the facilities as a group, which is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of 90% of the fair market value of the facilities at the time of exercise or Meditrust's original investment. In connection with this lease, the Company received a cash payment of $3,685,000 from Meditrust which was recorded as deferred income and is being amortized over the ten-year initial lease term as a reduction of rental expense.

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

  On August 28, 1997, the Company obtained a five-year $25,000,000 synthetic leasing facility (the "Leasing Facility") from the same group of banks that provided the "Credit Facility" (see Note I). The Company used $23,600,000 of the funds available through the Leasing Facility to lease the Dayton, Ohio facilities from a master trust in September 1997. The master trust, which was capitalized by investors with a 3% equity interest and 97% debt, acquired the Dayton, Ohio facilities from their previous owner and leases the facilities to the Company. The equity contributions to the master trust remains at risk for the duration of the lease term. Acquisitions made through the Leasing Facility are accounted for financial reporting purposes as operating leases with an initial lease term, which expires at the expiration date of the Leasing Facility in August 2002. The Company's rental payments to the Master Trust are determined based on the purchase price and an interest rate factor which is based on LIBOR (or at the Company's option, the agent bank's prime rate) and which varies with the Company's leverage ratio (as defined). As of December 31, 1997 the interest rate for amounts outstanding under this facility was approximately 7.5%. The Company has the right to purchase facilities acquired through the Leasing Facility for an amount equal to the purchase price at the date of acquisition. The Company's obligations under the lease are collateralized by a collateral pool which also collateralizes the Company's borrowings under its Credit Facility.

  Under the terms of each of the facility leases described above, the Company is responsible for the payment of all real estate and personal property taxes, as well as other reasonable costs required to operate, maintain, insure and repair the facilities.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

  Future minimum rent commitments under the Company's non-cancelable operating leases as of December 31, 1997 are as follows:

      1998......................................................... $ 19,423,000
      1999.........................................................   19,617,000
      2000.........................................................   19,811,000
      2001.........................................................   20,005,000
      2002.........................................................   20,199,000
      Thereafter...................................................   76,545,000
                                                                    ------------
                                                                    $175,600,000
                                                                    ============

I. LONG-TERM DEBT:

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

  In April of 1997, the Company obtained a three-year $25,000,000 revolving credit facility (the "Credit Facility") from a commercial bank. On August 28, 1997, the Company amended the Credit Facility to add three additional banks as parties to the Credit Facility, extended the maturity to five years and made certain additional amendments to the terms of the agreement. Borrowings under this facility are collateralized by patient accounts receivable and certain real estate. The assets which collateralize the Credit Facility also collateralize the Company's obligation under the Leasing Facility. The Credit Facility matures in September 2002 and provides for prime and LIBOR interest rate options, which vary with the Company's leverage ratio (as defined). As of December 31, 1997, the interest rate for amounts outstanding under this facility was approximately 7.3%. The Credit Facility contains covenants which, among other things, impose certain limitations or prohibitions on the

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Company's ability to incur indebtedness, pay dividends, make investments or dispose of assets. The Credit Facility requires the Company to maintain a debt service coverage ratio (as defined) of at least 1.25 and a maximum leverage ratio (as defined) of 5.0. As of December 31, 1997, $15,600,000 was outstanding on the Credit Facility and $9,400,000 remained available. During 1997, the maximum balance borrowed under this facility was $15,600,000. A commitment fee of 0.20% to 0.50% on unused availability is charged depending on the Company's leverage ratio.

  Interest expense charged to operations for the years ended December 31, 1995, 1996 and 1997 was $5,830,000, $5,576,000, and $6,681,000, respectively.

  As of December 31, 1997, future long-term debt maturities associated with the Company's debt are as follows:

      1998.......................................................... $   186,000
      1999..........................................................     205,000
      2000..........................................................     226,000
      2001..........................................................     248,000
      2002..........................................................  15,874,000
      Thereafter....................................................  16,903,000
                                                                     -----------
                                                                     $33,642,000
                                                                     ===========

  Substantially all of the Company's assets are subject to liens under long-term debt or operating lease agreements.

J. CAPITAL LEASE OBLIGATION:

  On July 1, 1996, a subsidiary of the Company began leasing four long-term care facilities in Ohio (the "Ohio Facilities"). This transaction is being accounted for as a capital lease as a result of a bargain purchase option exercisable at the end of the lease. The initial term of the lease is five years and during the final six months of the initial term, the Company may exercise an option to purchase the Ohio Facilities for a total price of $57,125,000. If the Company exercises the purchase option but is unable to obtain financing for the acquisition, the lease may be extended for up to two additional years, during which time the Company must obtain financing and complete the purchase of the facilities. The annual rent under the agreement is $5,000,000 during the initial term and $5,500,000 during the extension term. The Company is also responsible for facility expenses such as taxes, maintenance and repairs. The Company agreed to pay $8,000,000 for the option to purchase these facilities. Of this amount, $5,000,000 was paid prior to the closing on July 1, 1996, and the remainder, $3,000,000, is due at the end of the initial lease term whether or not the Company exercises its purchase option. The following is a schedule of future minimum lease payments, including the amount of the purchase option, required by this lease together with the present value of the minimum lease payments:

      1998........................................................ $  5,000,000
      1999........................................................    5,000,000
      2000........................................................    5,000,000
      2001........................................................   57,625,000
                                                                   ------------
                                                                     72,625,000
      Less amount representing interest...........................  (16,340,000)
                                                                   ------------
                                                                     56,285,000
      Less current portion........................................   (3,924,000)
                                                                   ------------
      Long-term portion of capital lease obligation............... $ 52,361,000
                                                                   ============

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

K. RETIREMENT PLANS:

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

L. INCOME TAXES:

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

  Effective with the Reorganization described in Note B, the Company became subject to Federal and state income taxes. The historical provision for income taxes for the year ended December 31, 1996 reflects the recording of a one-time Federal and state income tax benefit of $1,400,000 upon the change in the tax status of the entity as required by SFAS No. 109, "Accounting for Income Taxes."

  Significant components of the Company's deferred tax assets as of December 31, 1996 and 1997 are as follows:

                                                             1996       1997
                                                          ---------- ----------
Deferred tax assets:
 Reserves................................................ $1,144,000 $1,755,000
 Rental payments.........................................    358,000     79,000
 Interest payments.......................................    376,000    376,000
 Other...................................................     78,000     11,000
                                                          ---------- ----------
  Total deferred tax assets.............................. $1,956,000 $2,221,000
                                                          ========== ==========

  Significant components of the provision for income taxes for the years ended December 31, 1996 and 1997 are as follows:
                                                            1996        1997
                                                         ----------  ----------
Current:
 Federal...............................................  $2,229,000  $3,893,000
 State.................................................     536,000     719,000
                                                         ----------  ----------
  Total current........................................  $2,765,000  $4,612,000
                                                         ==========  ==========
Deferred:
 Federal...............................................  (1,648,000)   (223,000)
 State.................................................    (308,000)    (42,000)
                                                        -----------  ----------
  Total deferred.......................................  (1,956,000)   (265,000)
                                                        -----------  ----------
  Total income tax expense............................. $   809,000  $4,347,000
                                                        ===========  ==========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

  The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 1996 and 1997 are as follows:

                                                  1996              1997
                                            -----------------  ---------------
Statutory rate............................  $1,699,000   35.0% $3,903,000 35.0%
State income tax, net of federal benefit..     148,000    3.1     440,000  3.9
Permanent differences.....................     100,000    2.1       4,000  0.1
Deferred tax asset resulting from change
 in tax status............................  (1,256,000) (25.9)        --   --
Other.....................................     118,000    2.4         --   --
                                            ----------   ----  ---------- ----
                                            $  809,000   16.7% $4,347,000 39.0%
                                            ==========   ====  ========== ====

M. CAPITAL STOCK:

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

  On December 31, 1995, certain of the Predecessor Entities (the "S Corporations") issued a 6% equity interest in the S Corporations to the president of the Company amounting to $438,000 and a 5% equity interest in the S Corporations to the president of an affiliate amounting to $365,000. The issuance amounts represented the fair market value of these interests at the date of issuance based on an independent appraisal obtained by the Company. Payment for the issuance of these shares was due within 90 days; and accordingly, the amounts receivable from these individuals were reflected as a contra-equity subscription receivable with no net increase to stockholders' equity at December 31, 1995. Subsequent to year-end and in connection with the execution of the 1996 employment agreement of the Company's president, the Company granted a special bonus to the

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES president equal to the cost of the shares issued. This expense is included in the Statement of Operations for the year ended December 31, 1996 in the line "Special Compensation and Other."

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

OPTIONS OUTSTANDING

                                                                     WEIGHTED-
                                         NUMBER OF EXERCISE PRICE    AVERAGE
                                          SHARES     PER SHARE    EXERCISE PRICE
                                         --------- -------------- --------------
Balance at December 31, 1995
  Granted...............................  523,000   $ 8.15-11.75      $11.16
  Cancelled.............................  (24,000)  $      11.75      $11.75
                                          -------   ------------
Balance at December 31, 1996............  499,000   $ 8.15-11.75      $11.14
  Granted...............................  227,500   $11.69-18.69      $12.66
  Exercised.............................   (8,665)  $      11.75      $11.75
  Cancelled.............................  (52,334)  $11.75-12.00      $11.80
                                          -------   ------------
Balance at December 31, 1997............  665,501   $ 8.15-18.69      $11.59
                                          =======   ============

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

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

                                 1996
                1996           PRO FORMA                          1997
              PRO FORMA        NET INCOME         1997         NET INCOME
              NET INCOME   PER SHARE DILUTED   NET INCOME   PER SHARE DILUTED
              ----------   -----------------   ----------   -----------------
As reported   $2,712,000         $0.42         $6,803,000         $0.84
Pro forma     $2,372,000         $0.37         $5,733,000         $0.70

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

  The following table sets forth the computation of basic and diluted net income per share for the year ended December 31, 1997:

Numerator:
 Numerator for basic and diluted net income per share................ $6,803,000
Denominator:
 Denominator for basic net income per share--weighted average shares.  8,037,026
Effect of dilutive securities--employee stock options................    101,767
Denominator for diluted net income per share--adjusted weighted-aver-
 age shares and assumed conversions..................................  8,138,793
Basic net income per common share.................................... $     0.85
Diluted net income per common share.................................. $     0.84

  The denominator for basic net income per share includes 25,000, 19,093 and 34,574 shares for the years ended December 31, 1995, 1996 and 1997, respectively, resulting from stock options issued within one year of the Company's initial public offering. In addition to the dilutive securities listed above, stock options for an additional 23,000 shares, that are anti-dilutive at December 31, 1997, could potentially dilute earnings per share in future periods.

N. CONTINGENCIES:

  The Company is involved in legal actions and claims in the ordinary course of its business. It is the opinion of management, based on the advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or liquidity.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

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

O. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

P. GAIN ON SALE OF FACILITIES, NET:

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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

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

Q. RELATED PARTY TRANSACTIONS:

  An affiliate of the Company provides office space, legal, tax, data processing and other administrative services to the Company in return for a monthly fee. Total service charges under this arrangement were $700,000, $700,000 and $708,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

R. RECENT ACQUISITIONS (UNAUDITED):

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

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                      -------------------------
                                                          1996         1997
                                                      ------------ ------------
Total net revenues................................... $262,043,000 $285,061,000
Income before income taxes and extraordinary loss....    5,132,000   11,971,000
Income before extraordinary loss.....................    4,215,000    7,304,000
Net income...........................................    2,897,000    7,304,000
Net income per common share using 6,396,142 and
 8,138,793 common and common equivalent shares, re-
 spectively.......................................... $       0.45 $       0.90

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

S. SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

  The Company's unaudited quarterly financial information follows:

                                          YEAR ENDED DECEMBER 31, 1997
                                 -----------------------------------------------
                                    FIRST      SECOND       THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER
                                 ----------- ----------- ----------- -----------
Total net revenues.............. $47,384,000 $50,292,000 $57,964,000 $66,137,000
Income from operations..........   3,822,000   4,069,000   4,455,000   4,846,000
Income before income taxes......   2,461,000   2,613,000   2,773,000   3,303,000
Income taxes....................     959,000   1,020,000   1,081,000   1,287,000
Net income......................   1,502,000   1,593,000   1,692,000   2,016,000
Net income per share
 Basic.......................... $      0.19 $      0.20 $      0.21 $      0.25
 Diluted........................        0.19        0.20        0.21        0.24


                                       YEAR ENDED DECEMBER 31, 1996
                            ---------------------------------------------------
                               FIRST      SECOND           THIRD      FOURTH
                              QUARTER     QUARTER         QUARTER     QUARTER
                            ----------- -----------     ----------- -----------
Total net revenues........  $34,931,000 $36,872,000     $45,903,000 $47,706,000
Income from operations....    1,307,000     846,000(1)    3,655,000   3,918,000
Income (loss) before in-
 come taxes and extraordi-
 nary loss................      205,000    (229,000)      2,312,000   2,541,000
Income taxes (benefit)....          --     (400,000)        902,000     307,000
Income before extraordi-
 nary loss................      205,000     171,000       1,410,000   2,234,000
Extraordinary loss........          --   (1,318,000)(2)         --          --
Net income (loss).........      205,000  (1,147,000)      1,410,000   2,234,000
Net income per share--di-
 luted....................          --          --      $      0.18 $      0.28
Pro forma income taxes
 (benefit)................       80,000    (489,000)
Pro forma income before
 extraordinary loss.......      125,000     260,000
Pro forma net income
 (loss)...................      125,000  (1,058,000)
Pro forma income before
 extraordinary loss per
 share--basic and diluted.  $      0.03 $      0.05
Pro forma net income
 (loss) per share--basic
 and diluted..............  $      0.03 $     (0.21)


                                         YEAR ENDED DECEMBER 31, 1995
                                ------------------------------------------------
                                   FIRST       SECOND       THIRD      FOURTH
                                  QUARTER      QUARTER     QUARTER     QUARTER
                                -----------  ----------- ----------- -----------
Total net revenues............  $23,777,000  $26,737,000 $28,515,000 $30,396,000
Income from operations........    1,290,000    1,671,000   2,123,000   2,895,000
Net income (loss).............     (240,000)     253,000     297,000     924,000
Pro forma income taxes (bene-
 fit).........................      (94,000)      99,000     116,000     360,000
Pro forma net income (loss)...     (146,000)     154,000     181,000     564,000
Pro forma net income (loss)
 per share--basic and diluted.  $     (0.03) $      0.03 $      0.04 $      0.13

(1) Includes $1,716,000 of special compensation and other expenses incurred primarily as a result of the Offering (see Note M)

(2) A portion of the proceeds of the Offering was used to repay long-term debt in June 1996. The resulting loss on early retirement of debt is presented as an extraordinary loss net of related tax benefit (see Note I).

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

T. PENDING ACQUISITIONS:

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

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1995, Mr. Guillard subscribed for equity interests in certain of the Company's predecessors. The aggregate subscription price of $438,000, equal to the fair market value of such interests as of December 31, 1995, was paid by Mr. Guillard in 1996 with the proceeds of a special bonus equal to such purchase price. To pay taxes due with respect to the purchase of the equity interests and this bonus, Mr. Guillard received a loan from the Company, evidenced by a note maturing April 15, 2001, and bearing interest at 7.0% per annum. In connection with the IPO Reorganization, such equity interests and Messrs. Guillard's and Dell'Anno's interests in Harborside Healthcare Limited Partnership were exchanged for an aggregate of 307,724 shares of Harborside Common Stock. Under his prior employment agreement, Mr. Dell'Anno also received an additional 18,037 shares of Common Stock pursuant to a bonus payment in connection with the Offering (with a value of $212,000). Mr. Dell'Anno also received a loan from the Company at an interest rate of prime plus 1% to pay income tax liabilities that resulted from such bonus payment. As of March 31, 1998, the amount outstanding on the loans made by the Company to Messrs. Guillard and Dell'Anno was $225,660 and $110,184, respectively.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on June 26, 1998.


                                   HARBORSIDE HEALTHCARE
                                   CORPORATION


                                   By: /s/ Stephen L. Guillard
                                       -----------------------
                                       Stephen L. Guillard
                                       Chairman of the Board,
                                       President and Chief Executive Officer


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen L. Guillard and William H. Stephan, and each of them, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all further amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he or she might or could do in person thereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                     Title                         Date
---------                     -----                         ----

/s/ Robert T. Barnum          Director                      June 26, 1998
--------------------
Robert T. Barnum


/s/ David F. Benson           Director                      June 26, 1998
-------------------
David F. Benson


                              Director
-----------------------
Robert M. Bretholtz


/s/ Sally W. Crawford         Director                      June 26, 1998
---------------------
Sally W. Crawford

/s/ Stephen L. Guillard       President,                    June 26, 1998
-----------------------       Chief Executive
Stephen L. Guillard           Officer and Director
                              (Principal Executive
                              Officer)


                              Director
-----------------
Douglas Krupp



/s/ William H. Stephan        Senior Vice President         June 26, 1998
----------------------        and Chief Financial
William H. Stephan            Officer (Principal
                              Financial and
                              Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.        Description
-----------        -----------
   23.1*           Consent of Independent Accountants


* Filed herewith.