Form 10-Q
period 1998-06-30
HARBORSIDE HEALTHCARE CORP
filed 1998-08-14
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                         Commission file number 01-14358
                                                --------

                        Harborside Healthcare Corporation
--------------------------------------------------------------------------------

           Delaware                                               04-3307188
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS employer
 incorporation or organization)                              identification no.)


470 Atlantic Avenue, Boston, Massachusetts                          02210
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)


                                 (617) 556-1515
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, par value $0.01 per share outstanding as of August 7,1998: 8,011,164

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.   Financial Information

          Condensed Consolidated Balance Sheets
             December 31, 1997 and June 30, 1998                              3

          Condensed Consolidated Statements of Operations
             For the Three Months and the Six Months Ended
             June 30, 1997 and 1998                                           4

          Condensed Consolidated Statement of Changes
             in Stockholders' Equity for the Six Months
             Ended June 30, 1998                                              5

          Condensed Consolidated Statements of Cash Flows
             For the Six Months Ended June 30, 1997 and 1998                  6

          Notes to Condensed Consolidated Financial Statements                7

          Management's Discussion and Analysis of Financial                   9
             Condition and Results of Operations

Part II   Other Information                                                  14

          Signatures                                                         15

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                               December 31,            June 30,
                                                                   1997                  1998
                                                               ------------          ------------
                    ASSETS                                                            (Unaudited)
Current assets:

  Cash and cash equivalents                                        $  8,747              $  3,028
  Accounts receivable, net of allowances for doubtful
    accounts of $1,871 and $2,455,  respectively                     32,416                41,484
  Prepaid expenses and other                                          6,711                 8,466
  Deferred income taxes                                               2,150                 2,150
                                                               ------------          ------------
    Total current assets                                             50,024                55,128

 Restricted cash                                                      5,545                 7,116
 Property and equipment, net                                         96,872               102,048
 Intangible assets, net                                               8,563                 9,673
 Note receivable                                                      7,487                 7,487
 Deferred income taxes                                                   71                    71
                                                               ------------          ------------
    Total assets                                                   $168,562              $181,523
                                                               ============          ============
                  LIABILITIES
Current liabilities:
  Current maturities of long-term debt                             $    186              $    202
  Current portion of capital lease obligation                         3,924                 4,204
  Accounts payable                                                    7,275                 7,963
  Employee compensation and benefits                                 10,741                13,696
  Other accrued liabilities                                           4,417                 5,786
  Accrued interest                                                      251                   199
  Current portion of deferred income                                    609                   803
                                                               ------------          ------------
    Total current liabilities                                        27,403                32,853

  Long-term portion of deferred income                                3,559                 5,045
  Long-term debt                                                     33,456                36,346
  Long-term portion of capital lease obligation                      52,361                51,594
                                                               ------------          ------------
    Total liabilities                                               116,779               125,838
                                                               ------------          ------------
             STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 shares
  authorized, 8,008,665 and 8,011,164 shares
  issued and outstanding, respectively                                   80                    80
Additional paid-in capital                                           48,440                48,469
Retained earnings                                                     3,263                 7,136
                                                               ------------          ------------
  Total stockholders' equity                                         51,783                55,685
                                                               ------------          ------------
  Total liabilities and stockholders' equity                       $168,562              $181,523
                                                               ============          ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

                                           For the three months ended                   For the six months ended
                                                     June 30,                                    June 30,
                                           --------------------------                   ------------------------
                                               1997              1998                     1997              1998
                                               ----              ----                     ----              ----
Total net revenues                         $ 50,292          $ 76,186                 $ 97,676          $148,640
                                           --------          --------                 --------          --------
Expenses:
  Facility operating                         40,065            59,649                   77,517           117,030
  General and administrative                  2,334             4,110                    4,723             7,475
  Service charges paid to affiliate             177               315                      354               628
  Depreciation and amortization                 960             1,178                    1,882             2,263
  Facility rent                               2,687             6,065                    5,309            11,621
                                           --------          --------                 --------          --------
    Total expenses                           46,223            71,317                   89,785           139,017
                                           --------          --------                 --------          --------

Income from operations                        4,069             4,869                    7,891             9,623

  Interest expense, net                       1,364             1,552                    2,756             3,202
  Other expense                                  92                41                       61                72
                                           --------          --------                 --------          --------
Income before income taxes                    2,613             3,276                    5,074             6,349
Income taxes                                  1,020             1,278                    1,979             2,476
                                           --------          --------                 --------          --------
Net income                                 $  1,593          $  1,998                 $  3,095          $  3,873
                                           ========          ========                 ========          ========
Net income per share-basic                 $   0.20          $   0.25                 $   0.39          $   0.48
                                           ========          ========                 ========          ========
Net income per share-diluted               $   0.20          $   0.24                 $   0.39          $   0.47
                                           ========          ========                 ========          ========

  Weighted average number of
    common shares
    used in per share computations

    Basic                                 8,028,000         8,062,000                8,026,000         8,061,000
    Diluted                               8,057,000         8,351,000                8,043,000         8,328,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)

                                                                   Additional
                                                     Common         Paid-In       Retained
                                                      Stock         Capital       Earnings       Total
                                                    --------        --------      --------      --------
Stockholders' equity, December 31, 1997             $     80        $ 48,440      $  3,263      $ 51,783

Exercise of stock options                                  -              29             -            29

Net income for the six months ended
  June 30, 1998                                            -               -         3,873         3,873
                                                    --------        --------      --------      --------
Stockholders' equity, June 30, 1998                 $     80        $ 48,469      $  7,136      $ 55,685
                                                    ========        ========      ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                             For the six months ended June 30,
                                                                             ---------------------------------
                                                                                   1997              1998
                                                                                   ----              ----
Operating activities:
 Net income                                                                     $ 3,095           $ 3,873
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation of property and equipment                                          1,712             1,895
  Amortization of intangible assets                                                 170               368
  Amortization of deferred income                                                  (184)             (255)
  Amortization of loan costs and fees                                                44               108
  Accretion of interest on capital lease obligation                               1,419             1,532
  Other                                                                               2                 -
                                                                                -------           -------
                                                                                  6,258             7,521
Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                              (4,577)           (9,068)
  (Increase) in prepaid expenses and other                                       (2,455)           (1,755)
  Increase in accounts payable                                                      317               688
  Increase in employee compensation and benefits                                  1,578             2,955
  Increase (decrease) in accrued interest                                            65               (52)
  Increase in other accrued liabilities                                           1,116             1,369
 (Decrease) in income taxes payable                                                (705)                -
                                                                                -------           -------
Net cash provided by operating activities                                         1,597             1,658
                                                                                -------           -------
Investing activities:
  Additions to property and equipment                                              (812)           (7,071)
  Additions to intangibles                                                       (1,357)           (1,586)
  Transfers to restricted cash, net                                                 (76)           (1,571)
  Repayment of demand note                                                        1,369                 -
                                                                                -------           -------
Net cash used by investing activities                                              (876)          (10,228)
                                                                                -------           -------
Financing activities:
  Issuance of long-term debt                                                      2,175             3,000
  Payment of long-term debt                                                         (89)              (94)
  Principal payments of capital lease obligation                                 (1,835)           (2,019)
  Receipt of lease inducement                                                         -             1,935
  Exercise of stock options                                                           -                29
                                                                                -------           -------
Net cash provided by financing activities                                           251             2,851
                                                                                -------           -------

Net increase (decrease) in cash and cash equivalents                                972            (5,719)
Cash and cash equivalents, beginning of period                                    9,722             8,747
                                                                                -------           -------
Cash and cash equivalents, end of period                                        $10,694           $ 3,028
                                                                                =======           =======
Supplemental Disclosure:
  Interest paid                                                                 $ 1,734           $ 2,128
                                                                                =======           =======
  Income taxes paid                                                             $ 2,684           $ 2,923
                                                                                =======           =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998, the results of its operations for the three-month and six-month periods ended June 30, 1997 and 1998 and its cash flows for the six-month periods ended June 30, 1997 and 1998. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included elsewhere in this report.

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

C. Significant Accounting Policies

Reclassifications have been made to conform prior years' data to the current year presentation.

D. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the period ended June 30, 1998:

Numerator:
     Numerator for basic and diluted net income per share             $3,873,000
                                                                      ==========
Denominator:
     Denominator for basic net income per share - weighted average
     shares                                                            8,061,000

     Effect of dilutive securities - employee stock options              267,000
                                                                      ----------
     Denominator for diluted net income per share--adjusted weighted-
     average shares and assumed conversions                            8,328,000
                                                                      ==========

Basic net income per common share                                          $0.48
Diluted net income per common share                                        $0.47

The denominator for basic net income per share includes 26,000 and 50,000 shares for the periods ended June 30, 1997 and 1998, respectively, resulting from stock options issued within one year of the Company's public offering.

E. Acquisitions

During the second quarter of 1998, the Company completed the acquisitions of two long-term care facilities (248 licensed beds) in Toledo, Ohio and two long-term care facilities (267 licensed beds) in Warwick, Rhode Island. The aggregate purchase price of these two acquisitions was approximately $33,700,000, and the Company financed them through an expansion of funds committed to its existing synthetic leasing facility (the "Leasing Facility"). The Ohio acquisition was completed on April 1 and the Rhode Island acquisition on May 8. In connection with these acquisitions, the Company increased funds committed by a bank group through its Leasing Facility to $59,250,000. In May 1998, the Company also increased funds available from the bank group through its revolving credit facility to $40,000,000.

F. Subsequent Events

On April 15, 1998, the Company entered into a Merger Agreement with HH Acquisition Corp. ("MergerCo"), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (collectively, the "New Investors"). On August 11, 1998, MergerCo merged with and into the Company, with the Company as the surviving corporation. As a result of the merger, the New Investors acquired approximately 91% of the post-merger common stock of the Company. Certain pre-merger stockholders of the Company, including certain of the Company's existing members of senior management, retained approximately 660,000 shares (or approximately 9%) of the Company's post-merger common stock. Each other share of the Company's pre-merger common stock was converted into $25 in cash, representing aggregate cash payments of approximately $184 million. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share less the applicable option exercise price and withholding taxes, representing aggregate cash payments of approximately $8 million.

In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $165 million to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% senior subordinated discount notes due 2008 and $40 million through the issuance of 13.5% exchangeable preferred stock mandatorily redeemable 2010. In connection with the merger, the Company also entered into a new $250 million senior secured credit facility with a group of banks.

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

OVERVIEW

Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast, the Midwest, New England and the Mid-Atlantic. As of June 30, 1998, the Company operated 49 facilities with a total of 5,983 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company- operated and non-affiliated facilities. As of June 30, 1998, the Company provided rehabilitation therapy services to patients at 53 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

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

RECENT ACQUISTIONS

During 1997 and 1998, the Company acquired 16 skilled nursing facilities with a total of 1,989 beds (including six assisted living beds), an assisted living facility with 115 beds and a rehabilitation services company. In particular, the acquisitions in 1997 consisted of five skilled nursing facilities in Connecticut with a total of 684 beds, four skilled nursing facilities in Massachusetts with a total of 401 beds, two skilled nursing facilities in Ohio with a total of 226 beds (including six assisted living beds), an assisted living facility in Ohio with 115 beds, one skilled nursing facility in Maryland with 163 beds and a rehabilitation services company. In addition, in 1997 the Company entered into contracts to manage two skilled nursing facilities in Massachusetts with a total of 178 beds. In 1998, the Company acquired two skilled nursing facilities in Rhode Island with a total of 267 beds and two skilled nursing facilities in Ohio with a total of 248 beds. As a result of these recent acquisitions, the Company's results of operations for the six month and three month periods ended June 30, 1998 do not fully reflect the results of operations of certain acquired facilities.

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                                          As of June 30,
                                                    -------------------------
                                                    1997                 1998
                                                    ----                 ----

Facilities operated (1)                               31                   49

Licensed beds (1)                                  3,864                5,983

(1) In 1998, includes two managed facilities with 178 licensed beds.

The following table sets forth certain operating data for the periods indicated:

                                For the three months ended June 30,                  For the six months ended June 30,
                                -----------------------------------                  ---------------------------------
                                    1997             1998                                1997                1998
                                    ----             ----                                ----                ----
Patient days:
  Private and other               89,477          128,858                             176,161             251,531
  Medicare                        33,062           52,386                              66,968             102,238
  Medicaid                       189,113          296,837                             370,365             567,484
                                 -------          -------                             -------             -------
         Total                   311,652          478,081                             613,494             921,253
                                 =======          =======                             =======             =======

Average Occupancy rate (1)          91.5%            92.2%                               91.9%               92.6%

Total net revenues:
  Private and other                 33.1%            31.3%                               33.5%               31.8%
  Medicare                          28.4%            25.8%                               28.7%               26.2%
  Medicaid                          38.5%            42.9%                               37.8%               42.0%
                                 -------          -------                             -------             -------
         Total                     100.0%           100.0%                              100.0%              100.0%
                                 =======          =======                             =======             =======

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

  TOTAL NET REVENUES. Total net revenues increased by $25,894,000 or 51.5%, from $50,292,000 in the second quarter of 1997 to $76,186,000 in the second quarter of 1998. This increase resulted primarily from the acquisition of four Massachusetts facilities on August 1, 1997, three Dayton, Ohio facilities on September 1, 1997, five Connecticut facilities on December 1, 1997, two North Toledo, Ohio facilities on April 1, 1998 and two Rhode Island facilities on May 8, 1998. In addition, revenue increased as the result of the increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $4,597,000 or 17.8% of the increase resulted from the operation of the Massachusetts facilities, $3,794,000 or 14.7% of the increase resulted from the operation of the Dayton, Ohio facilities, $11,696,000 or 45.2% of the increase resulted from the operation of the Connecticut facilities, $2,779,000 or 10.7% of the increase resulted from the operation of the North Toledo facilities and $1,745,000 or 6.7% of the increase resulted from the operation of the Rhode Island facilities. The remaining $1,283,000 or 4.9% of such increase, is largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities and primarily due to increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $149.75 during the second quarter of 1997 to $151.12 during the second quarter of 1998, . Occupancy at "same store" facilities increased from 91.6% during the second quarter of 1997 to 91.8% during the second quarter of 1998. The average occupancy rate at all of the Company's facilities increased from 91.5% during the second quarter of 1997 to 92.2% during the second quarter of 1998. The Company's quality mix of private, Medicare and insurance revenues was 61.5% for the three months ended June 30, 1997 as compared to 57.1% in the same period of 1998. The decrease in the quality mix percentage was primarily due to the effects of acquired facilities.

  FACILITY OPERATING EXPENSES. Facility operating expenses increased by $19,584,000, or 48.9%, from $40,065,000 in the second quarter of 1997 to
$59,649,000 in the second quarter of 1998. The operation of the Massachusetts facilities accounted for $3,964,000 or 20.2% of this increase , the operation of the Dayton, Ohio facilities accounted for $2,865,000 or 14.6% of this increase, the operation of the Connecticut facilities accounted for $9,138,000 or 46.7%, the operation of the North Toledo facilities accounted for $1,871,000 or 9.6% of this increase, and the operation of the Rhode Island facilities accounted for $1,002,000 or 5.1% of this increase. The remainder of the increase in facility operating expenses, $744,000 or 3.8%, is due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  GENERAL AND ADMINISTRATIVE. SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $1,776,000, or 76.1% from $2,334,000 in the second quarter of 1997 to $4,110,000 in the second quarter of 1998. This increase resulted from the acquisition of new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the second quarter of 1997, such reimbursements totaled $177,000 compared to $315,000 during the second quarter of 1998.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $960,000 in the second quarter of 1997 to $1,178,000 in the second quarter of 1998 primarily as a result of building improvements and investment in new computers and software.

  FACILITY RENT. Facility rent expense for the second quarter increased by $3,378,000 from $2,687,000 in 1997 to $6,065,000 in 1998. The increase in rent expense is the result of the acquisition of new facilities in 1997 and 1998.

  INTEREST EXPENSE, NET. Interest expense, net, increased from $1,364,000 in the second quarter of 1997 to $1,552,000 in the second quarter of 1998. This net increase is primarily due to additional interest expense resulting from the acquisition of new facilities in 1997 and 1998.

  INCOME TAXES. Income tax expense increased from $1,020,000 in the second quarter of 1997 to $1,278,000 in the second quarter of 1998.

  NET INCOME. Net income was $1,593,000 in the second quarter of 1997 as compared to income of $1,998,000 in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

  TOTAL NET REVENUES. Total net revenues increased by $50,964,000 or 52.2%, from $97,676,000 in the first half of 1997 to $148,640,000 in the first half of 1998. This increase resulted primarily from the acquisition of four Massachusetts facilities on August 1, 1997, three Dayton, Ohio facilities on September 1, 1997, five Connecticut facilities on December 1, 1997, two North Toledo, Ohio facilities on April 1, 1998 and two Rhode Island facilities on May 8, 1998. In addition, revenue increased as the result of the generation of additional revenue from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $9,445,000 or 18.5% of the increase resulted from the operation of the Massachusetts facilities, $7,563,000 or 14.8% of the increase resulted from the operation of the Dayton, Ohio facilities, $23,050,000 or 45.2% of the increase resulted from the operation of the Connecticut facilities, $2,779,000 or 5.5% of the increase resulted from the operation of the North Toledo facilities and $1,745,000 or 3.4% of the increase resulted from the operation of the Rhode Island facilities. Revenues generated by providing rehabilitation therapy services at non-affiliated long-term care facilities increased by $1,592,000 or 21.9% from $7,267,000 in the first half of 1997 to $8,859,000 in the first half of 1998. The remaining $4,790,000 or 9.5% of such increase, is largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities and primarily due to increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $147.46 during the first half of 1997 to $151.84 during the first half of 1998. The average occupancy rate at all of the Company's facilities increased from 91.9% during the first half of 1997 to 92.6% during the first half of 1998. The Company's quality mix of private, Medicare and insurance revenues was 62.2% for the six months ended June 30, 1997 as compared to 58.0% in the same period of 1998.

  FACILITY OPERATING EXPENSES. Facility operating expenses increased by $39,513,000, or 51.0%, from $77,517,000 for the first half of 1997 to
$117,030,000 for the first half of 1998. The operation of the Massachusetts facilities accounted for $7,812,000 or 19.8% of this increase, the operation of the Dayton, Ohio facilities accounted for $5,927,000 or 15.0%. of this increase, the operation of the Connecticut facilities accounted for $18,509,000 or 46.8% of this increase, the operation of the North Toledo facilities accounted for $1,871,000 or 4.7%, and the operation of the Rhode Island facilities accounted for $1,002,000 or 2.5% of this increase. Operating expenses associated with additional non-affiliate therapy contracts increased $899,000, or 2.5%. The remainder of the increase in facility operating expenses, $3,493,000 or 8.8%, is primarily due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

  GENERAL AND ADMINISTRATIVE; SERVICE CHARGES PAID TO AFFILIATE. General and administrative expenses increased by $2,752,000, or 58.3%, from $4,723,000 for the first half of 1997 to $7,475,000 for the first half of 1998. This increase resulted from the acquisition of new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the first half of 1997, such reimbursements totaled $354,000 compared to $628,000 in 1998.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1,882,000 for the first half of 1997 to $2,263,000 for the first half of 1998 primarily as a result of building improvements and investment in new computers and software.

  FACILITY RENT. Facility rent expense for the first half increased by $6,312,000 from $5,309,000 in 1997 to $11,621,000 in 1998. The increase in rent expense is due to the acquisition of new facilities in 1997 and 1998.

  INTEREST EXPENSE, NET. Interest expense, net, increased from $2,756,000 for the first half of 1997 to $3,202,000 for the first half of 1998. This net increase is primarily due to additional interest expense resulting from the acquisition of new facilities in 1997 and 1998.

  INCOME TAX. Income tax expense increase from $1,979,000 in the first half of 1997 to $2,476,000 in the first half of 1998.

  NET INCOME. Net income was $3,095,000 for the first half of 1997 as compared to $3,873,000 for the first half of 1998.

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

During the second quarter of 1998, the Company increased the funds committed by a bank group through its synthetic leasing facility to $59,250,000. The Company used this increased commitment to fund the acquisition of two long-term care facilities (248 licensed beds) in Toledo, Ohio and two long-term care facilities (267 licensed beds) in Warwick, Rhode Island. The aggregate purchase price of these two acquisitions was approximately $33,700,000. In May 1998, the Company also increased funds available from the bank group through its revolving credit facility to $40,000,000.

At June 30, 1998, the Company had two mortgage loans outstanding totaling $17,948,000 and $18,600,000 in advances from its long-term revolving credit facility. One mortgage loan had an outstanding principal balance of $16,380,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during a twelve-month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding balance of $1,568,000 at June 30, 1998, of which $1,338,000 is due in 2010.

The Company's operating activities during the first half of 1997 and 1998 generated net cash of $1,597,000 and $1,658,000 respectively.

Net cash used by investing activities was $876,000 during the first half of 1997 as compared to $10,228,000 used in 1998. The primary use of cash for investing purposes during these periods was related to additions to property and equipment ($812,000 in 1997 compared to $7,071,000 in 1998), additions to intangible assets ($1,357,000 in 1997 compared to $1,586,000 in 1998), transfers to restricted cash ($76,000 in 1997 compared to $1,571,000 in 1998). Most of the additions to property and equipment are related to the Massachusetts facilities and a sixty bed addition to the Ocala, Florida facility scheduled to open in September 1998.

Net cash provided by financing activities was $251,000 in 1997 as compared to $2,851,000 in 1998. The primary source of cash provided by financing activities was related to the borrowing of $3,000,000 under the revolving credit facility to finance the Ocala building expansion and the receipt of lease inducements.

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


Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information

         On April 15, 1998, the Company entered into a Merger Agreement with HH Acquisition Corp. ("MergerCo"), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (collectively, the "New Investors"). On August 11, 1998, MergerCo merged with and into the Company, with the Company as the surviving corporation. As a result of the merger, the New Investors acquired approximately 91% of the post-merger common stock of the Company. Certain pre-merger stockholders of the Company, including certain of the Company's existing members of senior management, retained approximately 660,000 shares (or approximately 9%) of the Company's post-merger common stock. Each other share of the Company's pre-merger common stock was converted into $25 in cash, representing aggregate cash payments of approximately $184 million. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share less the applicable option exercise price and withholding taxes, representing aggregate cash payments of approximately $8 million.

         In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $165 million to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% senior subordinated discount notes due 2008 and $40 million through the issuance of 13.5% exchangeable preferred stock mandatorily redeemable 2010. In connection with the merger, the Company also entered into a new $250 million senior secured credit facility with a group of banks.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            27.1 Financial Data Schedule

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

DATE: August 14, 1998