Form 10-Q
period 1998-09-30
HARBORSIDE HEALTHCARE CORP
filed 1998-11-17
CIK 1011693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 30, 1998
                              ---------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               ---------------------  ----------------------

                     Commission file number       01-14358
                                           -----------------------



                       Harborside Healthcare Corporation
-------------------------------------------------------------------------------


          Delaware                                        04-3307188
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
 incorporation or organization)


470 Atlantic Avenue, Boston, Massachusetts                  02210
------------------------------------------               ----------
 (Address of principal executive offices)                (Zip Code)



                                (617) 556-1515
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x     No
                                       -----     -----


Number of shares of common stock, par value $0.01 per share outstanding as of November 4, 1998: 7,261,332.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES



                               Table of Contents

                                                                      PAGE
                                                                      ----
Part I.   Financial Information

          Condensed Consolidated Balance Sheets
           December 31, 1997 and September 30, 1998                    3

          Condensed Consolidated Statements of Operations
           For the Three Months and Nine Months Ended
           September 30, 1997 and 1998                                 4

          Condensed Consolidated Statements of Changes
           in Stockholders' Equity for the Nine Months
           Ended September 30, 1998                                    5

          Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 1997 and 1998       6

          Notes to Condensed Consolidated Financial Statements         7

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        16

Part II   Other Information                                           22

          Signatures                                                  23


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,     SEPTEMBER 30,
                                                               1997             1998
                                                           ------------     -------------
                                                                             (UNAUDITED)
                   ASSETS
Current assets:
  Cash and cash equivalents                                   $  8,747          $  5,786
  Accounts receivable, net of allowances for doubtful
    accounts of $1,871 and $2,263,  respectively                32,416            44,756
  Prepaid expenses and other                                     6,532             7,875
  Prepaid income taxes                                             179             7,860
  Deferred income taxes                                          2,150             2,150
                                                              --------          --------
    Total current assets                                        50,024            68,427

Restricted cash                                                  5,545             5,031
Property and equipment, net                                     96,872           159,570
Intangible assets, net                                           8,563            23,827
Note receivable                                                  7,487             7,487
Deferred income taxes                                               71                71
                                                              --------          --------
    Total assets                                              $168,562          $264,413
                                                              ========          ========

                     LIABILITIES
Current liabilities:
  Current maturities of long-term debt                        $    186          $    203
  Current portion of capital lease obligation                    3,924             4,166
  Accounts payable                                               7,275             7,135
  Employee compensation and benefits                            10,741            14,384
  Other accrued liabilities                                      4,417            10,384
  Accrued interest                                                 251               462
  Current portion of deferred income                               609               389
                                                              --------          --------
    Total current liabilities                                   27,403            37,123

Long-term portion of deferred income                             3,559             2,460
Long-term debt                                                  33,456           131,788
Long-term portion of capital lease obligation                   52,361            51,503
                                                              --------          --------
    Total liabilities                                          116,779           222,874
                                                              --------          --------
Exchangeable preferred stock, redeemable                          -               40,931
                                                              --------          --------
          STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 and
  19,000,000 shares authorized, 8,008,665 and
  7,261,332 shares issued and outstanding, respectively             80               146
Additional paid-in capital                                      48,440           205,972
Less common stock in treasury, at cost, 7,349,832 shares             -          (183,746)
Retained earnings (deficit)                                      3,263           (21,764)
                                                              --------         ---------
    Total stockholders' equity                                  51,783               608
                                                              --------         ---------
    Total liabilities and stockholders' equity                $168,562         $ 264,413
                                                              ========         =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           -------------------------

                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                   --------------------------    -------------------------
                                        1997       1998               1997        1998
                                        ----       ----               ----        ----
Total net revenues                    $57,964    $ 78,697            $155,640    $227,337
                                      -------    --------            --------    --------
Expenses:
  Facility operating                   46,556      62,887             124,073     179,917
  General and administrative            2,756       3,625               7,479      11,100
  Service charges paid to affiliate       177         313                 531         941
  Depreciation and amortization           989       2,021               2,871       4,284
  Facility rent                         3,031       5,465               8,340      17,086
  Merger costs                              -      37,172                   -      37,172
                                      -------    --------            --------    --------
    Total expenses                     53,509     111,483             143,294     250,500
                                      -------    --------            --------    --------

Income from operations                  4,455     (32,786)             12,346     (23,163)

Other:
  Interest expense, net                 1,614       3,591               4,370       6,793
  Other expense                            68         (17)                129          55
                                      -------    --------            --------    --------
Income (loss)  before income taxes      2,773     (36,360)              7,847     (30,011)
Income taxes (benefit)                  1,081      (7,460)              3,060      (4,984)
                                      -------    --------            --------    --------
Net income (loss)                     $ 1,692    $(28,900)           $  4,787    $(25,027)
                                      =======    =========           ========    ========

Earnings (loss) per Common Share
 (Note D):

  Basic                               $  0.21    $  (3.93)            $  0.60    $  (3.28)
                                      =======    ========             =======    ========
  Diluted                             $  0.21    $  (3.90)            $  0.59    $  (3.21)
                                      =======    ========             =======    ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (uNAUDITED)
                            (DOLLARS IN THOUSANDS)
                           -------------------------

                                                                   ADDITIONAL                  RETAINED
                                                        COMMON      PAID-IN       TREASURY     EARNINGS
                                                         STOCK      CAPITAL        STOCK       (DEFICIT)        TOTAL
                                                        ------     ----------     ----------   --------         -----
Stockholders' equity, December 31, 1997                 $  80       $ 48,440              -      $  3,263      $  51,783
  Exercise of stock options                                 -             29              -             -             29
  Issuance of common stock, net (6,600,000 shares)         66        158,434              -             -        158,500
  Purchase of  treasury stock (7,349,832 shares)            -              -       (183,746)            -       (183,746)
  Accretion of Preferred stock dividends                    -           (931)             -             -           (931)
  Net loss for the nine months ended
    September 30, 1998                                      -              -              -       (25,027)       (25,027)
                                                         -----      --------      ---------      --------      ---------
Stockholders' equity, September 30, 1998                 $ 146      $205,972      $(183,746)     $(21,764)     $     608
                                                         =====      ========      =========      ========      =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)
                             --------------------

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         1997                  1998
                                                      ---------              --------
Operating activities:
 Net income (loss)                                     $ 4,787              $ (25,027)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
 Depreciation of property and equipment                  2,568                  3,238
 Amortization of intangible assets                         303                  1,046
 Amortization of deferred income                          (291)                  (453)
 Amortization of loan costs and fees                        66                     33
 Accretion of senior subordinated discount notes             -                  1,847
 Accretion of interest on capital lease obligation       2,185                  2,403
 Other non-cash items, net                                   -                   (350)
                                                       -------              ---------
                                                         9,618                (17,263)
Changes in operating assets and liabilities:
 (Increase) in accounts receivable                      (5,331)               (12,340)
 (Increase) in prepaid expenses and other               (2,995)                (1,343)
 Decrease in accounts payable                           (1,688)                  (140)
 Increase in employee compensation and benefits          1,236                  3,643
 Increase in accrued interest                              153                    211
 Increase in other accrued liabilities                   3,473                  5,967
 Increase in prepaid income taxes                         (441)                (7,681)
                                                       -------              ---------
Net cash provided (used) by operating activities         4,025                (28,946)
                                                       -------              ---------
Investing activities:
 Additions to property and equipment                    (2,134)               (65,936)
 Additions to intangibles                               (4,749)               (18,794)
 Transfers to restricted cash, net                        (344)                   514
 Repayment of demand note                                1,369                      -
                                                       -------              ---------
Net cash (used) by investing activities                 (5,858)               (84,216)
                                                       -------              ---------
Financing activities:
 Borrowed on revolving line of credit                    5,775                 17,150
 Repaid on revolving line of credit                          -                (20,000)
 Payment of long term debt                                (135)                  (141)
 Proceeds from issuance of bonds payable                     -                 99,493
 Proceeds from issuance of preferred stock                   -                 40,000
 Purchase of  treasury stock                                 -               (183,746)
 Proceeds from sale of common stock                          -                158,500
 Principal payments of capital lease obligation         (2,950)                (3,019)
 Receipt of cash in connection with lease                1,298                  1,935
 Exercise of stock options                                  57                     29
                                                       -------              ---------
Net cash provided by financing activities                4,045                110,201
                                                       -------              ---------
Net increase (decrease) in cash and cash equivalents     2,212                 (2,961)
Cash and cash equivalents, beginning of period           9,722                  8,747
                                                       -------              ---------
Cash and cash equivalents, end of period               $11,934              $   5,786
                                                       =======              =========
Supplimental Disclosure:
 Interest paid                                         $ 2,561              $   3,217
                                                      =========             ==========
 Income taxes paid                                     $ 3,501              $   2,977
                                                      =========             ==========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1997 and its subsequent filings on Forms S-4 and 8-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, the results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1998 and its cash flows for the nine-month periods ended September 30, 1997 and 1998. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

B.  Basis of Presentation

On April 15, 1998, Harborside Healthcare Corporation ("Harborside") entered into a Merger Agreement with HH Acquisition Corp. ("MergerCo"), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the "New Investors"). On August 11, 1998, MergerCo merged with and into Harborside, with Harborside as the surviving corporation. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of Harborside. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the merger, Harborside shares have been de-listed from the New York Stock Exchange.

The merger was approved by a majority of Harborside's shareholders at a special meeting held on August 11, 1998. Each share not retained by existing shareholders was converted into $25 in cash, representing in the aggregate, cash payments of approximately $184 million. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share (less applicable exercise price and withholding taxes) with aggregate payments of approximately $8 million.

In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $165 million to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes ("Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock ("Preferred Stock") mandatorily redeemable in 2010. In connection with the merger, Harborside also entered into a new $250 million secured credit facility with Chase Securities Inc., as Arranger, Morgan Stanley Senior Funding, Inc. and BT Alex. Brown Incorporated, as Co-Arrangers, Bankers Trust Company, as Documentation Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, The Chase Manhattan Bank, as Administration Agent and the lenders named therein. In connection with the merger, Harborside recorded in the third quarter a charge to income from operations of $37 million ($29 million after taxes) for direct and other costs related to the merger transaction. In connection with the merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases.

C.  Significant Accounting Policies

Reclassifications have been made to conform prior periods' data to the current period presentation.

D.  Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings
(loss) per Common Share for the periods ended September 30, 1997 and 1998:

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     1997               1998           1997               1998
                                                                  ----------         ----------     ----------         ----------
Numerator:
 Net income (loss)                                                $1,692,000       $(28,900,000)     $4,787,000      $(25,027,000)
 Accrued dividends on Preferred Stock                                      -           (931,000)              -          (931,000)
                                                                  ----------       ------------      ----------      ------------
Earnings (loss) available for Common Shares                       $1,692,000       $(29,831,000)     $4,787,000      $(25,958,000)
                                                                  ==========       ============      ==========      ============

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     1997             1998               1997               1998
                                                                  ----------       ----------         ----------         ----------
Denominator:
  Denominator for basic earnings (loss) per
    Common Share  weighted average shares                          8,044,000        7,595,000          8,032,000        7,904,000
  Effect of dilutive securities  employee stock options              168,000           53,000             68,000          195,000
                                                                   ---------        ---------          ---------        ---------
  Denominator for diluted earnings (loss) per Common
Share - adjusted weighted-average shares and
  assumed conversions                                              8,212,000        7,648,000          8,100,000        8,099,000
                                                                   =========        =========          =========        =========

Basic earnings  (loss)  per Common Share                           $    0.21        $   (3.93)         $    0.60        $   (3.28)
Diluted earnings (loss)  per Common Share                          $    0.21        $   (3.90)         $    0.59        $   (3.21)


The denominator for basic earnings (loss) per Common Share includes 41,000 shares for the three months ended September 30, 1997, and 31,000 and 33,000 shares for the nine months ended September 30, 1997 and 1998, respectively, resulting from stock options issued within one year of the Company's public offering.

E.  Equity

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

F. Income taxes

The reconciliation of income tax computed at statutory rates to income tax expense for the nine months ended September 30, 1998 is as follows:


Statutory rate                               $(10,504,000)  (35.0%)
State income tax, net of federal benefit         (600,000)   (2.0%)
Permanent differences                           6,120,000    20.4%
                                             -------------  -------
                                             $ (4,984,000)  (16.6%)
                                             =============  =======


G. Condensed Consolidating Financial Information

Certain of the Company's subsidiaries are precluded from guaranteeing the debt of the parent company (the "Non-Guarantors"), based on current agreements in effect. The Company's remaining subsidiaries (the "Guarantors") are not restricted from serving as guarantors of the parent company debt. The Guarantors are comprised of Harborside Healthcare Limited Partnership, Belmont Nursing Center Corp., Orchard Ridge Nursing Center Corp., Oakhurst Manor Nursing Center Corp., Riverside Retirement Limited Partnership, Harborside Toledo Limited Partnership, Harborside Connecticut Limited Partnership, Harborside of Florida Limited Partnership, Harborside of Ohio Limited Partnership,

Harborside Healthcare Baltimore Limited Partnership, Harborside of Cleveland Limited Partnership, Harborside of Dayton Limited Partnership, Harborside Massachusetts Limited Partnership, Harborside of Rhode Island Limited Partnership, Harborside North Toledo Limited Partnership, Harborside Healthcare Advisors Limited Partnership, Harborside Toledo Corp., KHI Corporation, Harborside Acquisition Limited Partnership IV, Harborside Acquisition Limited Partnership V, Harborside Acquisition Limited Partnership VI, Harborside Acquisition Limited Partnership VII, Harborside Acquisition Limited Partnership VIII, Harborside Acquisition Limited Partnership IX, Harborside Acquisition Limited Partnership X, Sailors, Inc., New Jersey Harborside Corp., Bridgewater Assisted Living Limited Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership, Harborside Rehabilitation Limited Partnership, Harborside Healthcare Network Limited Partnership and Harborside Health I Corporation.

The information which follows presents the condensed consolidating financial position as of December 31, 1997 and September 30, 1998; the condensed consolidating results of operations for the three and nine month periods ended September 30, 1997 and 1998; and the consolidating cash flows for the nine months ended September 30, 1997 and 1998 of (a) the parent company only ("the Parent"), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31,1997
                            (DOLLARS IN THOUSANDS)

                                                   PARENT   GUARANTORS  NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------  ----------  --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                         $   698     $  4,383      $ 3,666       $      -       $  8,747
Receivables, net of allowance                           -       24,845        9,321         (1,750)        32,416
Intercompany receivable                            31,289            -            -        (31,289)             -
Prepaid expenses and other                          4,875        4,604        1,761         (4,708)         6,532
Prepaid income taxes                                    -            -            -            179            179
Deferred income taxes                                   -        1,847          303              -          2,150
                                                  -------     --------      -------       --------       --------
Total current assets                               36,862       35,679       15,051        (37,568)        50,024

Restricted cash                                         -        2,374        3,001            170          5,545
Investment in limited partnership                  11,032       28,335        4,046        (43,413)             -
Property and equipment, net                             -       79,529       17,343              -         96,872
Intangible assets, net                                271        6,409        1,883              -          8,563
Note receivable                                         -        7,487            -              -          7,487
Deferred income taxes                                  71            -            -              -             71
                                                  -------     --------      -------       --------       --------
Total assets                                      $48,236     $159,813      $41,324       $(80,811)      $168,562
                                                  =======     ========      =======       ========       ========
LIABILITIES
Current liabilities:
Current maturities of long-term debt              $     -     $     20      $   166       $      -       $    186
Current portion of capital lease
  obligation                                            -        3,924            -              -          3,924
Accounts payable                                        -        6,209        3,176         (2,110)         7,275
Intercompany payable                                    -       38,424        4,630        (43,054)             -
Employee compensation and benefits                    280        7,075        3,386              -         10,741
Other accrued liabilities                               -        2,216        2,024            177          4,417
Accrued interest                                        -          251            -              -            251
Current portion of deferred income                      -          240          369              -            609
                                                  -------     --------      -------       --------       --------
Total current liabilities                             280       58,359       13,751        (44,987)        27,403
Long-term portion of deferred income                    -          980        2,579              -          3,559
Long-term debt                                          -       17,162       16,294              -         33,456
Long-term  portion of capital lease obligation          -       52,353            8              -         52,361
                                                  -------     --------      -------       --------       --------
Total liabilities                                     280      128,854       32,632        (44,987)       116,779
                                                  -------     --------      -------       --------       --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000
 shares authorized, 8,008,665 shares issued
 and outstanding                                       80        2,569        3,885         (6,454)            80
Additional paid-in capital                         48,213            -            -            227         48,440
Retained earnings (deficit)                          (337)       4,175       (2,267)         1,692          3,263
Partners' equity                                        -       24,215        7,074        (31,289)             -
                                                  -------     --------      -------       --------       --------
Total stockholders' equity                         47,956       30,959        8,692        (35,824)        51,783
                                                  -------     --------      -------       --------       --------
Total liabilities & stockholders'
  equity                                          $48,236     $159,813      $41,324       $(80,811)      $168,562
                                                  =======     ========      =======       ========       ========


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF  SEPTEMBER 30, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                   PARENT   GUARANTORS  NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------  ----------  --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                        $      50     $  1,730     $ 4,006        $       -      $   5,786
Receivables, net of allowance                            -       35,920      13,354           (4,518)        44,756
Intercompany receivable                            110,213            -           -         (110,213)             -
Prepaid expenses and other                           2,773        2,718       1,910              474          7,875
Prepaid income taxes                                 7,860            -           -                -          7,860
Deferred income taxes                                2,150            -           -                -          2,150
                                                 ---------     --------     -------        ---------      ---------
Total current assets                               123,046       40,368      19,270         (114,257)        68,427

Restricted cash                                          -        4,028       4,065           (3,062)         5,031
Investment in limited partnership                   15,584       27,471       4,044          (47,099)             -
Property and equipment, net                              -      143,788      18,585           (2,803)       159,570
Intangible assets, net                              16,694        5,618       1,692             (177)        23,827
Note receivable                                          -        7,487           -                -          7,487
Deferred income taxes                                   71            -           -                -             71
                                                 ---------     --------     -------        ---------      ---------
Total assets                                     $ 155,395     $228,760     $47,656        $(167,398)     $ 264,413
                                                 =========     ========     =======        =========      =========
LIABILITIES
Current liabilities:
Current maturities of long-term debt             $       -     $     22     $   181        $       -      $     203
Current portion of capital lease
  obligation                                             -        4,166           -                -          4,166
Accounts payable                                         -        8,792       2,914           (4,571)         7,135
Intercompany payable                                     -      114,026      12,016         (126,042)             -
Employee compensation and benefits                       -       10,772       4,180             (568)        14,384
Other accrued liabilities                              450        5,359       1,002            3,573         10,384
Accrued interest                                       703        1,606           -           (1,847)           462
Current portion of deferred income                       -            -           -              389            389
                                                 ---------     --------     -------         ---------     ----------
Total current liabilities                            1,153      144,743      20,293         (129,066)        37,123

Long-term portion of deferred income                     -          178       2,671             (389)         2,460
Long-term debt                                     112,243        1,362      16,348            1,835        131,788
Long-term portion of capital lease obligation            -       54,459           -          ( 2,956)        51,503
                                                 ---------     --------     -------         ---------     ----------
Total liabilities                                  113,396      200,742      39,312         (130,576)       222,874
                                                 ---------     --------     -------         ---------     ----------

Exchangeable preferred stock, redeemable            40,931            -           -                -         40,931
                                                 ---------     --------     -------         ---------     ----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  19,000,000 shares authorized,
  7,261,332 shares issued and outstanding              146        2,569       3,885           (6,454)           146
Additional paid-in capital                         206,743            -           -             (771)       205,972
Treasury Stock, at cost, 7,349,832 Shares         (183,746)           -           -                -       (183,746)
Partners equity                                          -       24,215       7,074          (31,289)             -
Retained earnings                                  (22,075)       1,234      (2,615)           1,692        (21,764)
                                                 ---------     --------     -------        ---------      ---------
STOCKHOLDERS' EQUITY                                 1,068       28,018       8,344          (36,822)           608
                                                 ---------     --------     -------        ---------      ---------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY           $155,395     $228,760     $47,656        $(167,398)     $ 264,413
                                                 =========     ========     =======        =========      =========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

For the three months ended September 30, 1997:

                                                   PARENT   GUARANTORS  NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------  ----------  --------------   ------------   ------------
Total net revenues                                 $   -     $37,222     $25,523          $(4,781)       $57,964
                                                   -----     -------     -------          --------       -------
Expenses:
Facility operating                                     -      30,115      21,222           (4,781)        46,556
General and administrative                           165       2,544          47                -          2,756
Service charges paid to affiliate                      -         177           -                -            177
Depreciation and amortization                          4         644         341                -            989
Facility rent                                          -       1,084       1,947                -          3,031
Management fees paid to affiliates                     -      (1,517)      1,517                -              -
                                                   -----     -------     -------           -------       -------
Total expenses                                       169      33,047      25,074           (4,781)        53,509
                                                   -----     -------     -------           -------       -------
Income (loss) from operations                       (169)      4,175         449                -          4,455

Interest expense, net                                176       1,253         185                -          1,614
Other expense                                          -          68           -                -             68
                                                   -----     -------     -------          --------       -------
Income (loss) before income taxes                   (345)      2,854         264                -          2,773
Income taxes (benefit)                              (135)      1,113         103                -          1,081
                                                   -----     -------     -------           -------       -------
Net income (loss)                                  $(210)    $ 1,741     $   161                -        $ 1,692
                                                   =====     =======     =======           =======       =======

For the three months ended September 30, 1998:

                                                   PARENT   GUARANTORS  NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------  ----------  --------------   ------------   ------------
Total net revenues                              $      -    $ 60,586     $25,541           $(7,430)     $ 78,697
                                                --------    --------     -------           -------      --------
Expenses:
Facility operating                                     -      48,760      21,557            (7,430)       62,887
General and administrative                           (63)      3,632          56                 -         3,625
Service charges paid to affiliate                      -         313           -                 -           313
Depreciation and amortization                        448       1,155         418                 -         2,021
Facility rent                                          -       3,414       2,051                 -         5,465
Merger Costs                                      23,486      13,435         251                 -        37,172
Management fees paid to affiliates                     -      (1,601)      1,601                 -             -
                                                --------    --------     -------           -------      --------
Total expenses                                    23,871       69,108     25,934            (7,430)      111,483
                                                --------    --------     -------           -------      --------
Income (loss) from operations                    (23,871)     (8,522)       (393)                -       (32,786)

Interest expense, net                                771       2,645         175                 -         3,591
Other expense                                          -         (17)          -                 -           (17)
                                                --------    --------     -------           -------      --------

Income (loss) before income taxes                (24,642)    (11,150)       (568)                -       (36,360)
Income taxes (benefit)                            (3,224)     (4,122)       (114)                -       (17,420)
                                                --------    --------      -------           -------      --------
Net income (loss)                               $(21,418)   $ (7,028)     $  (454)          $     -      $(28,900)
                                                ========    ========      =======           =======      ========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

For the nine months ended September 30, 1997:

                                                   PARENT   GUARANTORS  NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------  ----------  --------------   ------------   ------------
Total net revenues                                 $   -     $97,159     $75,245          $(16,764)      $155,640
                                                   -----     -------     -------          --------       --------
Expenses:
Facility operating                                     -      78,575      62,262           (16,764)       124,073
General and administrative                           386       6,896         197                 -          7,479
Service charges paid to affiliate                      -         531           -                 -            531
Depreciation and amortization                          6       1,875         990                 -          2,871
Facility rent                                          -       2,197       6,143                 -          8,340
Management fees paid to affiliates                     -      (4,479)      4,479                 -              -
                                                   -----     -------     -------          --------       --------
Total expenses                                       392      85,595      74,071           (16,764)       143,294
                                                   -----     -------     -------          --------       --------
Income (loss) from operations                       (392)     11,564       1,174                 -         12,346

Interest expense, net                                 85       3,839         446                 -          4,370
Other expense                                          -         129           -                 -          3,060
                                                   -----     -------     -------          --------       --------
Income (loss) before income taxes                   (477)      7,596         728                 -          7,847
Income taxes (benefit)                              (186)      2,962         284                 -          3,060
                                                   -----     -------     -------          --------       --------
Net income (loss)                                  $(291)    $ 4,634     $   444          $      -       $  4,787
                                                   =====     =======     =======          ========       ========


For the nine months ended September 30, 1998:

                                                   PARENT   GUARANTORS  NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------  ----------  --------------   ------------   ------------

Total net revenues                              $      -     $171,957    $76,408          $(21,028)      $227,337
                                                --------     -------     -------          --------       --------
Expenses:
Facility operating                                     -      136,985     63,960           (21,028)       179,917
General and administrative                           153       10,720        227                 -         11,100
Service charges paid to affiliate                      -          941          -                 -            941
Depreciation and amortization                        462        2,664      1,158                 -          4,284
Facility rent                                          -       10,868      6,218                 -         17,086
Merger Costs                                      23,486       13,435        251                 -         37,172
Management fees paid to affiliates                     -       (4,670)     4,670                 -              -
                                                --------     -------     -------          --------       --------
Total expenses                                    24,101      170,943     76,484           (21,028)       250,500
                                                --------     -------     -------          --------       --------
Income (loss) from operations                    (24,101)       1,014        (76)                -        (23,163)

Interest expense, net                                771        5,554        468                 -          6,793
Other expense                                          -           55          -                 -             55

                                                --------     -------     -------          --------       --------
Income (loss) before income taxes                (24,872)      (4,595)      (544)                -        (30,011)

Income taxes (benefit)                            (3,134)      (1,654)      (196)                -         (4,984)
                                                --------     -------     -------          --------       --------
Net income (loss)                               $(21,738)    $ (2,941)   $  (348)         $      -       $(25,027)
                                                ========     ========    =======          ========       ========


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          PARENT   GUARANTORS  NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         --------  ----------  --------------   ------------   ------------
Operating activities:
Net cash provided (used) by operating activities:        $1,516      $ 3,275      $(1,010)           244          $ 4,025
                                                         ------      -------      -------          ------         -------
Investing activities:
  Additions to property and equipment                         -       (1,423)        (711)             -           (2,134)
  Additions to intangibles                                 (113)      (4,514)           -           (122)          (4,749)
  Transfers (to) from restricted cash, net                    -         (226)          54           (172)            (344)
  Repayment of demand note                                    -        1,369            -              -            1,369
                                                         ------      -------      -------          ------         -------
Net cash provided (used) by investing activities           (113)      (4,794)        (657)          (294)          (5,858)
                                                         ------      -------      -------          ------         -------
Financing activities:
  Borrowed on revolving line of credit                        -        5,775            -              -            5,775
  Payment of long-term debt                                   -          (24)        (111)             -             (135)
  Principal payments of capital lease obligation              -       (2,950)           -              -           (2,950)
  Receipt of lease inducement                                 -        1,298            -              -            1,298
  Redemption of options                                      57            -            -              -               57
                                                         ------      -------      -------          ------         -------
Net cash provided by financing activities                    57        4,099         (111)             -            4,045
                                                         ------      -------      -------          ------         -------

Net increase (decrease) in cash and cash equivalents      1,460        2,580       (1,778)           (50)           2,212
Cash and cash equivalents, beginning of period              463        2,482        6,727             50            9,722
                                                         ------      -------      -------          ------         -------
Cash and cash equivalents, end of period                 $1,923      $ 5,062      $ 4,949          $   -          $11,934
                                                         ======      =======      =======          ======         =======
Supplemental Disclosure:
Interest paid                                            $   50      $ 2,250      $   261          $   -          $ 2,561
                                                         ======      =======      =======          ======         =======
Income taxes paid                                        $3,501      $     -      $     -          $   -          $ 3,501
                                                         ======      =======      =======          ======         =======



               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                      PARENT      GUARANTORS  NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------     ----------  --------------   ------------   ------------
Operating activities:
Net cash provided (used) by operating activities:    $ (98,039)    $ 71,446          $ 3,682       $(6,035)     $ (28,946)
                                                     ---------     --------          -------       -------      ---------
Investing activities:
  Additions to property and equipment                        -      (66,530)          (2,209)        2,803        (65,936)
  Additions to intangibles                             (16,885)      (1,909)               -             -        (18,794)
  Transfers (to) from restricted cash, net                   -       (1,654)          (1,064)        3,232            514
                                                     ---------     --------          -------       -------      ---------
Net cash (used) by investing activities                (16,885)     (70,093)          (3,273)        6,035        (84,216)
                                                     ---------     --------          -------       -------      ---------
Financing activities:
  Borrowed on revolving line of credit                       -       17,150                -             -         17,150
  Repaid on revolving line of credit                         -      (20,000)               -             -        (20,000)
  Payment of long-term debt                                  -          (72)             (69)            -           (141)
  Issuance of bonds payable                             99,493            -                -             -         99,493
  Issuance of preferred stock                           40,000            -                -             -         40,000
  Purchase of treasury stock                          (183,746)           -                -             -       (183,746)
  Proceeds from sale of common stock                   158,500            -                -             -        158,500
  Principal payments of capital lease obligation             -       (3,019)               -             -         (3,019)
  Receipt of lease inducement                                -        1,935                -             -          1,935
  Redemption of options                                     29            -                -             -             29
                                                     ---------     --------          -------       -------      ---------
Net cash provided (used) by financing activities       114,276       (4,006)             (69)            -        110,201
                                                     ---------     --------          -------       -------      ---------
Net (decrease) in cash and cash equivalents               (648)      (2,653)             340             -         (2,961)
Cash and cash equivalents, beginning of period             698        4,383            3,666             -          8,747
                                                     ---------     --------          -------       -------      ---------
Cash and cash equivalents, end of period             $      50     $  1,730          $ 4,006       $     -      $   5,786
                                                     =========     ========          =======       =======      =========
Supplemental Disclosure:
Interest paid                                        $     268     $  2,353          $   596       $     -      $   3,217
                                                     =========     ========          =======       =======      =========
Income taxes paid                                    $   2,977     $      -          $     -       $     -      $   2,977
                                                     =========     ========          =======       =======      =========

Item 2.
------

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


OVERVIEW

Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast, the Midwest, New England and the Mid-Atlantic. As of September 30, 1998, the Company operated 49 facilities with a total of 6,043 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides rehabilitation therapy at Company- operated and non-affiliated facilities. As of September 30, 1998, the Company provided rehabilitation therapy services to patients at 52 non-affiliated long-term care facilities. The Company seeks to position itself as the long-term care provider of choice to managed care and other private referral sources in its target markets by achieving a strong regional presence and by providing a full range of high quality, cost effective nursing and specialty medical services.

During 1997 and 1998, the Company acquired 16 skilled nursing facilities with a total of 1,989 beds (including six assisted living beds), an assisted living facility with 115 beds and a rehabilitation services company. The 1997 acquisitions consisted of five skilled nursing facilities in Connecticut with a total of 684 beds, four skilled nursing facilities in Massachusetts with a total of 401 beds, two skilled nursing facilities in Ohio with a total of 226 beds (including six assisted living beds), an assisted living facility in Ohio with 115 beds, one skilled nursing facility in Maryland with 163 beds and a rehabilitation services company. In addition, in 1997 the Company entered into contracts to manage two skilled nursing facilities in Massachusetts with a total of 178 beds. In 1998, the Company acquired two skilled nursing facilities in Rhode Island with a total of 267 beds and two skilled nursing facilities in Ohio with a total of 248 beds. Additionally, on September 15, 1998, the Company's Ocala facility opened a sixty bed addition.

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                           AS OF SEPTEMBER 30,
                           -------------------
                           1997           1998
                           -------------------

Facilities operated (1)        40           49
Licensed beds (1)           4,784        6,043


The following table sets forth certain operating data for the periods indicated:


                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------         ---------------------------------------
                               1997                     1998                    1997                    1998
                             --------                 --------                --------                --------
Patient days:
 Private and other             100,782                  129,699                 276,943                 375,831
 Medicare                       31,978                   47,810                  98,946                 147,008
 Medicaid                      215,999                  306,767                 586,364                 862,540
                               -------                  -------                 -------               ---------
   Total                       348,759                  484,276                 962,253               1,385,379
                               =======                  =======                 =======               =========
Total net revenues:
 Private and other                35.8%                    30.0%                   34.3%                   31.2%
 Medicare                         23.8%                    26.4%                   26.9%                   26.3%
 Medicaid                         40.4%                    43.6%                   38.8%                   42.5%
                               -------                  -------                 -------               ---------
   Total                         100.0%                   100.0%                  100.0%                  100.0%
                               =======                  =======                 =======               =========
Average Occupancy Rate (2)        92.0%                    92.4%                   91.9%                   92.6%
Quality Mix (3)                   59.6%                    56.4%                   61.2%                   57.5%


(1) Includes two managed facilities with 178 licensed beds.
(2) "Average Occupancy Rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated.

(3) "Quality Mix" consists of the percentage of revenues derived from Medicare, commercial insurers and other private payors.

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998

Total Net Revenues. Total net revenues increased by $20,733,000 or 35.8%, from $57,964,000 in the third quarter of 1997 to $78,697,000 in the third quarter of 1998. This increase resulted primarily from the acquisition of the four Massachusetts facilities on August 1,1997, three Dayton, Ohio facilities on September 1, 1997, five Connecticut facilities on December 1, 1997, two North Toledo, Ohio facilities on April 1, 1998 and two Rhode Island facilities on May 8, 1998. Of this increase, $2,363,000 or 11.4% of the increase resulted from the operation of the Massachusetts facilities, $3,039,000 or 14.7% of the increase resulted from the operation of the Dayton, Ohio facilities, $11,870,000 or 57.3% of the increase resulted from the operation of the Connecticut facilities, $2,831,000 or 13.7% of the increase resulted from the operation of the North Toledo facilities and $2,820,000 or 13.6% of the increase resulted from the operation of the Rhode Island facilities. Revenues generated by providing rehabilitation therapy services at non-affiliated long-term care facilities decreased by $2,413,000 or 42.4% from $5,697,000 in the third quarter of 1997 to $3,284,000 in the third quarter of 1998. Occupancy rate at "same store" facilities increased from 91.6% during the third quarter of 1997 to 92.5% during the third quarter of 1998. The average occupancy rate at all of the Company's facilities increased from 92.0% during the third quarter of 1997 to 92.4% during the third quarter of 1998. The Company's quality mix of private, Medicare and insurance revenues was 59.6% for the three months ended September 30, 1997 as compared to 56.4% in the same period of 1998. The decrease in the quality mix percentage was primarily due to the effects of acquired facilities.

Facility Operating Expenses. Facility operating expenses increased by $16,331,000, or 35.1%, from $46,556,000 in the third quarter of 1997 to
$62,887,000 in the third quarter of 1998. The operation of the Massachusetts facilities accounted for $2,184,000 or 13.4% of this increase , the operation of the Dayton, Ohio facilities accounted for $2,126,000 or 13.0% of this increase, the operation of the Connecticut facilities accounted for $9,314,000 or 57.0% of this increase, the operation of the North Toledo facilities accounted for $2,451,000 or 15.0% of this increase, and the operation of the Rhode Island facilities accounted for $2,850,000 or 17.5% of this increase. The operating expenses of rehabilitation therapy services at non-affiliated long-term care facilities decreased by $2,548,000 or 52.2%, from $4,877,000 in the third quarter of 1997 to $2,329,000 in the third quarter of 1998.

General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $869,000, or 31.5% from $2,756,000 in the third quarter of 1997 to $3,625,000 in the third quarter of 1998. This increase resulted from the acquisition of new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the third quarter of 1997, such reimbursements totaled $177,000 compared to $313,000 during the third quarter of 1998.

Depreciation and Amortization. Depreciation and amortization increased from $989,000 in the third quarter of 1997 to $2,021,000 in the third quarter of 1998. Depreciation increased primarily as the result of the addition of buildings and building improvements acquired in connection with the merger and the completion of the related refinancings through the exercise of purchase options on facilities which had previously been financed through synthetic leases. Amortization increased primarily as the result of increased deferred financing costs incurred in connection with the merger and the related refinancings.

Facility Rent. Facility rent expense for the third quarter increased by $2,434,000 from $3,031,000 in 1997 to $5,465,000 in 1998. The increase in rent expense is the result of the acquisition of  new facilities in 1997 and 1998.

Merger costs. In connection with the merger completed on August 11, 1998, the Company incurred merger costs of $37,172,000. Merger costs consisted of transaction fees and expenses associated with the merger and the related refinancings and the elimination of deferred financing costs related to debt retired in connection with these events.

Interest Expense, net. Interest expense, net, increased from $1,614,000 in the third quarter of 1997 to $3,591,000 in the third quarter of 1998. This net increase is primarily due to additional interest expense resulting from the issuance of the Senior Subordinated Discount Notes in connection with the Merger.

Income Taxes (Benefit). As a result of the loss incurred in the third quarter of 1998, an income tax benefit of $7,460,000 was recognized in the third quarter of 1998 as compared to income tax expense of $1,081,000 in the third quarter of 1997.

Net Income (Loss). Net income was $1,692,000 in the third quarter of 1997 as compared to a loss of $28,900,000 in the third quarter of 1998. The net loss reported in the third quarter of 1998 resulted from merger costs of $37,172,000 recognized in that quarter.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998

Total Net Revenues. Total net revenues increased by $71,697,000 or 46.1%, from $155,640,000 for the first nine months of 1997 to $227,337,000 for the first nine months of 1998. This increase resulted primarily from the acquisition of the Harford Gardens facility on March 1, 1997, four Massachusetts facilities on August 1, 1997, three Dayton, Ohio facilities on September 1, 1997, five Connecticut facilities on December 1, 1997, two North Toledo, Ohio facilities on April 1, 1998 and two Rhode Island facilities on May 8, 1998. Of such increase, $1,337,000 or 1.9% of the increase resulted from the operation of the Harford Gardens facility, $11,803,000 or 16.5% of the increase resulted from the operation of the Massachusetts facilities, $11,707,000 or 16.3% of the increase resulted from the operation of the Dayton, Ohio facilities, $34,920,000 or 48.7% of the increase resulted from the operation of the Connecticut facilities, $5,610,000 or 7.8% of the increase resulted from the operation of the North Toledo facilities and $4,566,000 or 6.4% of the increase resulted from the operation of the Rhode Island facilities. Revenues generated by providing rehabilitation therapy services at non-affiliated long-term care facilities decreased by $321,000 or 2.6% from $12,465,000 in the nine months of 1997 to $12,144,000 in the nine months of 1998. The remaining $2,075,000 or 2.9% of such increase, is largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities and primarily due to increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased from $148.51 for the first nine months of 1997 to $151.62 for the first nine months of 1998. Occupancy rate at "same store" facilities increased from 91.7% for the nine months of 1997 to 92.4% for the nine months of 1998.
The average occupancy rate at all of the Company's facilities increased from 91.9% for the first nine months of 1997 to 92.6% for the first nine months of 1998. The Company's quality mix of private, Medicare and insurance revenues was 61.2% for the first nine months ended September 30, 1997 as compared to 57.5% in the same period of 1998.

Facility Operating Expenses. Facility operating expenses increased by $55,844,000, or 45.0%, from $124,073,000 for the first nine months of 1997 to
$179,917,000 for the first nine months of 1998. The operation of the Harford facility accounted for $1,604,000 or 2.9% of this increase, Massachusetts facilities accounted for $9,981,000 or 17.9% of this increase, the operation of the Dayton, Ohio facilities accounted for $8,784,000 or 15.7%. of this increase, the operation of the Connecticut facilities accounted for $27,823,000 or 49.8% of this increase, the operation of the North Toledo facilities accounted for $4,323,000 or 7.7% of this increase, and the operation of the Rhode Island facilities accounted for $3,853,000 or 6.9% of this increase. Operating expenses associated with additional non-affiliate therapy contracts decreased $1,133,000, or 11.2%. The remainder of the increase in facility operating expenses, $609,000 or 1.1%, is primarily due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $3,621,000, or 48.4%, from $7,479,000 for the first nine months of 1997 to $11,100,000 for the first nine months of 1998. This increase resulted from the acquisition of new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During the first nine months of 1997, such reimbursements totaled $531,000 compared to $941,000 in 1998.

Depreciation and Amortization. Depreciation and amortization increased from $2,871,000 for the first nine months of 1997 to $4,284,000 for the first nine months of 1998. Depreciation increased primarily as the result of the addition of buildings and building improvements acquired in connection with the merger and the completion of the related refinancings through the exercise of purchase options on facilities which had previously been financed through synthetic leases. Amortization increased primarily as the result of increased deferred financing costs incurred in connection with the merger and the related refinancings.

Facility Rent. Facility rent expense for the first nine months increased by $8,746,000 from $8,340,000 in 1997 to $17,086,000 in 1998. The increase in rent expense is due to the acquisition of new facilities.

Merger costs. In connection with the merger completed on August 11, 1998, the Company incurred merger costs of $37,172,000. Merger costs consisted of transaction fees and expenses associated with the merger and the related refinancings and the elimination of deferred financing costs related to debt retired in connection with these events.

Interest Expense, net. Interest expense, net, increased from $4,370,000 for the first nine months of 1997 to $6,793,000 for the first nine months of 1998. This net increase is primarily due to additional interest expense resulting from the issuance of the Senior Subordinated Discount Notes in connection with the Merger.

Income Taxes (Benefit). As a result of the loss incurred in the third quarter of 1998, an income tax benefit of $4,984,000 was recognized for the first nine months of 1998 as compared to income tax expense of $3,060,000 for the first nine months of 1997.

Net Income (Loss). Net income was $4,787,000 for the first nine months of 1997 as compared to a loss of $25,027,000 for the first nine months of 1998. The net loss reported in 1998 resulted from merger costs of $37,172,000 recognized in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Harborside's primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. Harborside has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under a previously existing credit facility. Harborside's leased facilities are currently leased from either the owner of the facilities or from a real estate investment trust which has purchased the facilities from the owner, though prior to the merger, some facilities had been leased through a trust established in conjunction with Harborside's previously existing synthetic lease facility that was entered into in September 1997. In addition, in 1996, Harborside financed the acquisition of the 1996 Ohio facilities from the owner by means of a lease which is accounted for as a capital lease for financial reporting purposes. Harborside's existing facility leases generally require it to make monthly lease payments, establish escrow funds to serve as debt service reserve accounts, and pay all property operating costs. Harborside generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is exercisable at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed option purchase price which Harborside believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing Harborside to realize the value appreciation, if any, of the facility while maintaining financial flexibility.

The Company's operating activities during the first nine months of 1998 required the use of net cash of $28.9 million as compared to the generation of net cash of $4.0 million during the same period in 1997. The decrease in net cash generated by operations during the first nine months of 1998 was the result of the recognition of $37.2 million of transaction costs associated with the merger that was completed on August 11, 1998. Partially offsetting these non-recurring costs were non-cash addbacks totaling $8.5 million and including depreciation and amortization, and the addback of non-cash components of interest expense. Accounts receivable increased by $12.3 million during the first nine months of 1998, primarily as the result of the acquisition of new facilities. The effect of this increase was mostly offset by related increases in the accruals for employee compensation and other liabilities totaling $9.6 million. Prepaid income taxes increased by $7.7 million as a result of the recognition of a tax benefit that resulted from the loss caused by the non-recurring merger costs.

Net cash used by investing activities was $84.2 million during the first nine months of 1998 as compared to $5.9 million used during the same period in 1997. The primary use of cash for investing purposes during 1998 was the addition of $65.9 million of property, plant and equipment primarily related to the exercise of purchase options on facilities previously leased through the Company's prior synthetic leasing facility. Additions to property, plant and equipment totaled $2.1 million in the prior year period. Additions to intangible assets during the first nine months of 1998 were $18.8 million. Most of these additions related to deferred financing costs incurred in connection with the issuance of the Company's Senior Subordinated Discount Notes and Preferred Stock and the establishment of a $250 million credit facility. Additions to intangible assets totaled $4.7 million in the prior year period, most of which also related to the costs of various financings.

Net cash provided by financing activities during the first nine months of 1998 was $110.2 million as compared to $4.0 million during the first nine months of 1997. During the first nine months of 1998 the Company borrowed $4.4 million under its previously existing credit facility. The Company repaid the borrowings under that credit facility at the date of the merger, at which time it also borrowed $12.8 million under its new credit facility. In connection with the merger, the Company received gross proceeds of $99.5 million through the issuance of its Senior Subordinated Discount Notes. The Company also received gross proceeds of $40.0 million through the issuance of its Preferred Stock in connection with the merger. In connection with these transactions and prior to the merger, the New Investors made common equity cash contributions totaling $165.0 million ($158.5 million, net of issuance costs). The merger required the use of $183.7 million of cash to redeem previously outstanding shares of the Company's common stock.

At September 30, 1998, the Company had two mortgage loans outstanding in the aggregate amount of $17.9 million, in addition to advances outstanding under its new credit facility, and $55.7 million of capital lease obligations. One of the Company's mortgage loans had an outstanding balance of $16.3 million, of which $15.1 million is due at maturity in 2004. This loans bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of four mortgaged facilities and the actual revenues of these facilities during a twelve month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1.6 million, of which $1.3 million is due in 2010.

The Company expects that its capital expenditures for 1998, excluding acquisitions of new long-term care facilities, will aggregate approximately $10.0 million, $7.0 million of which had already been invested through September 30, 1998. The Company's expected capital expenditures will relate to, among other things, maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. The Company expects that the majority of its facility acquisitions will be financed with borrowings under its credit facility. However, the Company may be required to assume debt or to obtain other debt and/or equity financing to finance any significant acquisitions or real estate/construction projects in the future.

The Company's principal sources of funds are cash flow from operations and borrowings under its credit facility. These funds are being used to finance working capital, meet debt service and capital expenditure requirements, and for general corporate purposes. It is anticipated that these funds will also be used to finance acquisitions and lease real estate. The Company believes that operating cash flow and availability under its credit facility will be adequate to meet its liquidity needs for the foreseeable future, although no assurance can be given in this regard.

YEAR 2000 DISCLOSURE

Harborside is preparing all of its software products and internal computer systems to be Year 2000 compliant. Harborside has replaced its financial reporting and payroll systems with systems that are Year 2000 compliant. Harborside is in the process of evaluating several clinical information software products, including one which has been installed in 13 of its facilities, with the expectation that it will identify a Year 2000 compliant standard clinical information and patient billing system which will be implemented at each of Harborside's facilities. Harborside currently estimates that it will complete the selection of the standard clinical information and patient billing software during 1998 and finalize the conversion of its existing systems to the new platform during 1999. Although Harborside does not expect the cost of the conversion of its clinical and patient billing systems to have a material adverse effect on its business or future results of operations, there can be no assurance that Harborside will not be required to incur significant unanticipated costs in relation to its compliance obligations.

Harborside currently estimates that compliance will be achieved during 1999; however, there can be no assurance that Harborside will be able to complete the conversion in a timely manner or that third party software suppliers will be able to provide Year 2000 compliant products for Harborside to install. Harborside currently estimates the cost of preparing its systems to be Year 2000 compliant to be approximately $1.0 million. Harborside will fund the costs associated with these system conversions through cash flows from operations or borrowings under its Credit Facility. Harborside's ongoing facility acquisition strategy will require it to evaluate acquisition candidates for Year 2000 compliance.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         Harborside Healthcare Corporation held a special meeting of shareholders on August 11, 1998 to approve a plan of merger and certain amendments of its certificate of incorporation. Present at the special meeting in person or by proxy were 6,881,435 shares of the Company's common stock, which represented 85.8% of the 8,011,164 shares of Common stock outstanding and eligible to vote, and which constituted a quorum. The results of these votes follow:

         Proposal I (To approve and adopt the Agreement and Plan of Merger)
         For: 6,876,636; Against: 1,950; Abstain: 2,849

         Proposal II (To approve certain amendments to the Company's certificate of incorporation)
         For: 6,875,686; Against: 1,900: Abstain: 3,849

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.1 Financial Data Schedule

         (b) Reports on 8-K

             Filed August 26, 1998

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Harborside Healthcare Corporation



                             By: /s/ Stephen L. Guillard
                                 --------------------------------------------
                                 Stephen L. Guillard
                                 Chairman, President, and Chief Executive
                                 Officer



                             By: /s/ William H. Stephan
                                 --------------------------------------------
                                 William H. Stephan
                                 Senior Vice President and Chief Financial
                                 Officer




DATE:  November 16, 1998