Form 10-K
period 1998-12-31
HARBORSIDE HEALTHCARE CORP
filed 1999-04-05
CIK 1011693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998
                                   -----------------
     OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ---------    ---------

                  Commission file number   01-14358
                                          ----------

                       Harborside Healthcare Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                           04-3307188
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Beacon Street, Boston, Massachusetts                            02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)  (617) 646-5400
                                                      --------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                           Name of each exchange
Title of each class                                         On which registered
-------------------                                        ---------------------
11% Senior Subordinated Discount
  Notes due 2008

13 1/2% Exchangeable Preferred Stock Mandatorily
  Redeemable 2010 ("Preferred Stock")

13 1/2% Subordinated Exchange Debentures due 2010

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [_]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

At March 31, 1999, the registrant had 7,261,332 shares of Common Stock outstanding.

Documents incorporated by reference:

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

  5. Changes in the United States healthcare system, including changes in reimbursement levels and the method of reimbursement, under Medicaid and Medicare, and other changes in applicable government regulations that might affect the profitability of the Company.

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

  15. The Company's, its vendors, banks and payors ability to address computer system concerns related to the Year 2000 issue.

The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company.

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
                                    PART I

ITEM 1. BUSINESS                                                     4

ITEM 2. PROPERTIES                                                  12

ITEM 3. LEGAL PROCEEDINGS                                           13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS                                         14

ITEM 6. SELECTED FINANCIAL DATA                                     15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                         17

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                         49

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         49

ITEM 11. EXECUTIVE COMPENSATION                                     51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                 54

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             55

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K                                                   57

SIGNATURES                                                          63

ITEM 1. BUSINESS

GENERAL OVERVIEW

Harborside Healthcare (the "Company") was created in March 1996, in anticipation of an initial public offering (the "IPO"), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had operated since 1988. The Company completed the IPO on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. Immediately prior to the IPO the owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company's common stock (the "Reorganization").

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

In connection with the transaction and prior to the Merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes ("Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock ("Preferred Stock") mandatorily redeemable in 2010. In connection with the Merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter Harborside recorded a charge to income from operations of $37 million ($29 million after taxes) for direct and other costs related to the Merger transaction. In connection with the Merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases.

  Harborside Healthcare provides high quality long-term care, subacute care and other specialty medical services in five principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), the Northeast (Connecticut and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of December 31, 1998, the Company operated 50 licensed long-term care facilities (22 owned, 27 leased and one managed) with a total of 6,120 licensed beds. The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. In addition, the Company provides certain rehabilitation therapy services both at Company-operated and non-affiliated facilities. As of December 31, 1998, the Company provided rehabilitation services to patients at 35 non-affiliated long-term care facilities. From December 31, 1993 to December 31, 1998, the Company increased its overall patient capacity by approximately 3,971 licensed beds, or approximately 180%.

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

The Company has designed clinical pathways for these COMPASS units in the areas of orthopedic rehabilitation, CVA/stroke recovery, cardiac recovery, pulmonary rehabilitation and wound care management. These clinical pathways are designed to achieve specified measurable outcomes in an efficient and cost-effective manner. The Company's COMPASS units and the clinical pathways used in these units are designed to attract commercial insurance and managed care organizations, such as HMOs and PPOs. The Company has personnel dedicated to actively marketing its COMPASS units to commercial insurers and managed care organizations. The Company will continue to develop additional clinical pathways based on market opportunities. Additionally, the Company provides COMPASS programming at facilities in addition to those which maintain distinct COMPASS units.

Alzheimer's and Hospice Care. The Company has also developed distinct units that provide care for patients with Alzheimer's disease and hospice units for patients with terminal illnesses. As of December 31, 1998, the Company operated dedicated Alzheimer's units at eight facilities. The Company also operates distinct hospice units at three of its facilities, where it provides care to terminally ill patients and counseling to their families.

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

Regions. The Company seeks to cluster its long-term care facilities and therapy services in selected geographic regions to establish a strong competitive position as well as to position the Company as a healthcare provider of choice to managed care and private payors in these markets. The Company's facilities currently serve five principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), Northeast (Connecticut and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). The Company maintains regional operating offices in Clearwater, Florida; Indianapolis, Indiana; Topsfield, Massachusetts; West Hartford, Connecticut; Peterborough, New Hampshire and Bridgewater, New Jersey. Each region is supervised by a regional director of operations who directs the efforts of a team of professional support staff in the areas of clinical services, marketing, bookkeeping, human resources and engineering. Other Company staff, who are principally based in the regions, provide support and assistance to all of the Company's facilities in the areas of subacute services, managed care contracting, reimbursement services, risk management, data processing and training. Financial control is maintained through financial and accounting policies established at the corporate level for use at each facility. The Company has standardized operating policies and procedures and continually monitors operating performance to assure consistency and quality of operations. The Company's therapy services business maintains offices in Palm Harbor, Florida and Framingham, Massachusetts.

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

The Company's continuous quality improvement program is modeled after guidelines for long-term care and subacute facilities promulgated by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized accreditation agency for hospitals and other healthcare organizations. The Company believes that JCAHO accreditation is an important factor in gaining provider contracts from managed care and commercial insurance companies. Accordingly, in late 1995 the Company began a program to seek accreditation from JCAHO for the Company's facilities. As of December 31, 1998, 33 of the Company's facilities had received accreditation, and of these 18 had received accreditation "with commendation".

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

The Company believes its marketing program has demonstrated its effectiveness. The Company's average annual occupancy rates for the fiscal years ended December 31, 1996, 1997 and 1998 were 92.6%, 92.3% and 92.3%. In comparison, a study of approximately 1,500 nursing facilities conducted by the U.S. Department of Health and Human Services found that in 1995 nursing facilities operated at approximately 87% of capacity.

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

The following table identifies the Company's percentage of net revenues attributable to each of its payor sources for the periods indicated:

                    PERCENTAGE OF NET REVENUES BY PAYOR (1)
                            YEAR ENDED DECEMBER 31,
                            ----------------------

                                                         1996    1997    1998
                                                        ------  ------  ------
Private and other....................................    35.5%   34.1%   30.2%
Medicare.............................................    26.3    25.9    27.7
Medicaid.............................................    38.2    40.0    42.1
                                                        -----   -----   -----
  Total..............................................   100.0%  100.0%  100.0%
                                                        =====   =====   =====

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

Medicare. All but three of the Company's facilities are certified Medicare providers. The Company does not expect to seek Medicare certification for these three uncertified facilities because all of the patients currently at these facilities are private pay patients. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as long-term care facilities. The second part, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by long-term care or acute care facilities. Part A coverage, as applied to services delivered in a long-term care facility, is limited to skilled nursing and rehabilitative care related to a recent hospitalization and is limited to a specified term (generally 100 days per calendar year), requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. Prior to December 31, 1998 there were no limits on duration of coverage for Part B services, but there was a co-insurance requirement for most services covered by Part B.

The method used in determining Medicare reimbursement for rehabilitation therapy services furnished in the Company's facilities used to depend on the type of therapy provided. Prior to December 31, 1998, the Medicare program applied salary equivalency guidelines to determine the reasonable cost of physical therapy services and respiratory therapy services provided on a contract basis, which is the cost that would be incurred if the therapist were employed at the facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. With respect to occupational therapy and speech language pathology and prior to April 10, 1998, Medicare provided reimbursement for services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. As of April 10, 1998, the Health Care Financing Administration ("HCFA") implemented new rules which would establish new guidelines for reimbursement for rehabilitation therapy services provided at skilled nursing facilities. These new guidelines revised the salary equivalency rules for physical and respiratory therapies and extended the salary equivalency methodology to speech and occupational therapy services as well. Through December 31, 1998, the Medicare Part A program reimbursed the Company under an existing cost-based reimbursement system for its allowable direct costs (which consisted of routine, ancillary and capital expenses) plus an allocation of allowable indirect costs. The total of routine costs and the respective allocated overhead was subject to a regional routine cost limit. As the Company has expanded its subacute care and other specialty medical services, the costs of care for these patients have exceeded these regional reimbursement routine cost limits. The Company is required to submit routine cost limit exception requests to recover the excess costs from the Medicare program. There can be no assurance that the Company will be able to recover such excess costs under any pending or future requests. The failure to recover these excess costs in the future could materially adversely affect the Company. Under current regulations, new long-term care facilities are, in certain limited circumstances, able to apply for a three year exemption from routine cost limits. The Company has applied for, been denied and is now appealing such exemptions for two of its facilities. Unless and until such exemptions are granted, these facilities can only recover excess costs through routine cost limit exception requests.

The Balanced Budget Act (the "BBA") was enacted in August 1997. The BBA significantly amends the reimbursement methodology of the Medicare program and eliminates the process of applying for and receiving routine cost limit exceptions and exemptions. In addition to offering new Medicare health plan options and increasing the penalties related to healthcare fraud and abuse, the BBA provides for a prospective payment system (the "PPS") for skilled nursing facilities to be implemented for cost report periods beginning on or after July 1, 1998. The BBA also mandates a 10% reduction in Part B therapy costs for the period January 1, 1998 through July 1, 1998. Subsequent to July 1, 1998, skilled nursing facilities will be reimbursed for Part B therapy services which will be determined through fee schedules established by HCFA. The BBA further limits reimbursement for Part B therapy services by establishing annual limitations on Part B therapy charges per beneficiary.

Since the Medicare prospective payment system will be all inclusive, the BBA requires skilled nursing facilities to institute "consolidated billing" for a variety of services and supplies. Under consolidated billing, the skilled nursing facility must submit all Medicare claims for virtually all the services and supplies that its residents receive (both Part A and Part B), with the exception of certain services, including those provided by physicians. Payments for these services and supplies billed on a consolidated basis will be made directly to the skilled nursing facility, whether or not the services are provided directly by the skilled nursing facility or by others under a contractual arrangement. Among the services and goods which the skilled nursing facility will be responsible for billing are: physical therapy, occupational therapy, speech therapy, laboratory services, diagnostic x-rays, medical supplies, surgical dressings, prosthetic devices/ostomy, colostomy, enteral/parenteral nutrition, orthotics, limbs, EKGs, vaccines, certain ambulance services and psychological services by a social worker. Examples of Part B services and goods which will not be billed by skilled nursing facilities are physicians' services, physician assistants under physician supervision, nurse practitioners, certified nurse-midwives, qualified psychologists, certified registered nurses, anesthetists, home dialysis supplies and equipment, self-care home dialysis support services and institutional dialysis services and supplies, erythropoietin for certain dialysis patients, hospice care related to a beneficiary's terminal illness, an ambulance trip to the skilled nursing facility from the initial admission or from the skilled nursing facility following a final discharge and transportation costs of electrocardiogram equipment (for 1998 only).

In mid-April, 1998, HCFA issued a Program Memorandum to Medicare Intermediaries and Carriers with detailed instructions concerning consolidated billing. Under the Program Memorandum, skilled nursing facilities had the option of utilizing a transition period from July 1, 1998 through December 31, 1998 in cases where the skilled nursing facility will not have the systems and billing capability to submit claims to the intermediary for services and supplies rendered on or after July 1, 1998. Intermediaries were to use this transition period to educate providers regarding these new requirements through December 31, 1998. For those skilled nursing facilities utilizing the transition period, all claims for all services and supplies rendered on or after January 1, 1999 must be billed to the intermediary. There will be no extension of the transition period beyond January 1, 1999. Subsequent to the Program Memorandum of mid-April, 1998, HCFA has issued additional Program Memoranda concerning the implementation of PPS, affecting mainly the "consolidated billing" provisions. In July, 1998, HCFA instructed Medicare program intermediaries and carriers that, due to systems modification delays in implementing skilled nursing facility consolidated billing, the instructions in the mid-April 1998 Program Memorandum, as they apply to services and supplies rendered to residents in a Part A stay in a skilled nursing facility not yet on PPS, and to the Part B stay (i.e., Part A benefits exhausted, post-hospital or level of care requirements not met), are delayed until further notice. On August 1, 1998, HCFA issued an additional Program Memorandum asking carriers to refrain from implementing the professional component/technical component indicator rules previously issued by HCFA. The delay is effective until an indicator is developed so that carriers can identify which skilled nursing facilities have converted to PPS. Alternatively, the delay can be lifted whenever all skilled nursing facilities have converted.

Regulations regarding Medicare PPS were published on May 12, 1998. The regulations included (i) the unadjusted federal per diem rates to be applied to days of covered skilled nursing facility services furnished during the fiscal year, (ii) the case mix classification system to be applied with respect to such services during the fiscal year and (iii) the factors to be applied in making area wage adjustments with respect to such services. The regulations also contained provisions for skilled nursing facility consolidated billing of Medicare Part A and certain services and items furnished to residents of the skilled nursing facility under Part B. (See the discussion below under "Government Regulation" for more information about the prospective payment system for skilled nursing facilities, including delays in implementing consolidated billing for Part B services). Although the Company believes that the new regulations will result in a reduction of the Company's average Medicare per diem reimbursement rate, which the Company expects to be able to substantially offset primarily through reductions in facility operating costs. However, no assurance can be given that the Company will be able to realize these planned cost reductions. See "Management's Discussion and Analysis -- Liquidity and Capital Resources".

Medicaid. The Medicaid program includes the various state-administered reimbursement programs for indigent patients created by federal law. Although Medicaid programs vary from state to state, they are partially subsidized by federal funds, provided that the state has submitted an acceptable state plan for medical assistance. Although reimbursement rates are determined by the state, the federal government retains the right to approve or disapprove individual state plans. For Medicaid recipients, providers must accept reimbursement from Medicaid as payment in full for the services rendered, because the provider may not bill the patient for more than the amount of the allowable Medicaid payment. All but three of the Company's facilities participate in the Medicaid program of the states in which they are located. These three non-participating facilities are currently occupied solely by private pay patients.

Under the Boren Amendment, a federal Medicaid statute, and related regulations, state Medicaid programs were required to provide reimbursement rates that were reasonable and adequate to cover the costs that would be incurred by efficiently and economically operated facilities while providing services in conformity with state and federal laws, regulations and quality and safety standards. Furthermore, payments were required to be sufficient to enlist enough providers so that services under a state's Medicaid plan were available to recipients at least to the extent that those services are available to the general population. In the past, several states' healthcare provider organizations and providers have initiated litigation challenging the Medicaid reimbursement methodologies employed in such states, asserting that reimbursement payments are not adequate to reimburse an efficiently operated facility for the costs of providing Medicaid covered services. The BBA repealed the Boren Amendment effective October 1, 1997 and allows the states to develop their own standards for determining Medicaid payment rates. The BBA provides certain procedural restrictions on the states' ability to amend state Medicaid programs by requiring that the states use a public process to establish payment methodologies including a public comment and review process. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities.

The Medicaid programs in the states in which the Company operates pay a per diem rate for providing services to Medicaid patients based on the facility's reasonable allowable costs incurred in providing services, subject to cost ceilings applicable to patient care, other operating and capital costs. Some state Medicaid programs in states in which the Company currently operates currently include incentive allowances for providers whose costs are less than certain ceilings and who meet other requirements.

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

The more prevalent type of Medicaid reimbursement rate is the prospective rate. Under a prospective plan, the state sets its rate of payment for the period before services are rendered. Actual costs incurred by operators during a period are used by the state to establish the prospective rate for subsequent periods. The provider must accept the prospective rate as payment in full for all services rendered. Although there is usually no settlement based upon actual costs incurred subsequent to the cost report filing, subsequent audits may provide a basis for the state program to retroactively recoup monies.

To date, adjustments from Medicaid audits have not had a material adverse effect on the Company. Although there can be no assurance that future adjustments will not have a material adverse effect on the Company, the Company believes that it has properly applied the various payment formulas and that it is not likely that audit adjustments would have a material adverse effect on the Company.

Therapy Services to Non-Affiliates. The Company generates revenues through its rehabilitation therapy business by providing rehabilitation therapy services to patients at non-affiliated long-term care facilities. In general, payments for these services are received directly from the non-affiliated long-term care facilities, which in turn are reimbursed by the Medicare program or other payors. The revenues that the Company derives for these services are typically subject to adjustment in the event the facility is denied reimbursement by the Medicare program or any other applicable payor on the basis that the services provided by the Company were not medically necessary.

MANAGEMENT INFORMATION SYSTEMS

Effective January 1, 1999, all of the Company's facilities are supported by a centralized, integrated financial reporting system which processes financial transactions and which enables Company personnel to monitor and respond on a timely basis to key operating and financial data and budget variances. The Company expects all newly acquired facilities to utilize the centralized financial reporting system beginning with, or shortly after, their date of acquisition. Additionally, the Company utilizes a payroll processing service company to process payroll for all of its facilities. See "Management's Discussion and Analysis - The Year 2000 Issue".

GOVERNMENTAL REGULATION

The federal government and all states in which the Company operates regulate various aspects of the Company's business. In addition to the regulation of payment rates by governmental payor sources, the development and operation of long-term care facilities and the provision of long-term care services are subject to federal, state and local licensure and certification laws which regulate with respect to a facility, among other matters, the number of beds, the services provided, the distribution of pharmaceuticals, equipment, staffing requirements, patients' rights, operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. There can be no assurance that federal, state or local governmental regulations will not change or be subjected to new interpretations that impose additional restrictions which might adversely affect the Company's business.

All of the facilities operated by the Company are licensed under applicable state laws and possess the required CONs from responsible state authorities. As previously noted, all but two of the Company's facilities are certified or approved as providers under the Medicaid and Medicare programs. Both the initial and continuing qualification of a long-term care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, patients' rights, safety, personnel, physical environment and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third-party payor programs. In some cases, or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid program or the Medicare program, offset of amounts due against future billings to the Medicare or Medicaid programs, denial of payments under the state Medicaid program for new admissions, reduction of payments, restrictions on the ability to acquire new facilities and, in extreme circumstances, revocation of a facility's license or closure of a facility.

The Company believes that its facilities are in substantial compliance with all statutes, regulations, standards and requirements applicable to its business, including applicable Medicaid and Medicare regulatory requirements. However, in the ordinary course of its business, the Company from time to time receives notices of deficiencies for failure to comply with various regulatory requirements. In most cases, the Company and the reviewing agency will agree upon corrective measures to be taken to bring the facility into compliance. Although the Company has been subject to some fines, statements of deficiency and other corrective actions have not had a material adverse effect on the Company. There can be no assurance that future agency inspections and the actions taken by the reviewing agency based upon such inspections will not have a material adverse effect on the Company.

Certificates of Need. All but one of the states in which the Company operates have adopted CON or similar laws that generally require that a state agency determine that a need exists prior to the construction of new facilities, the addition or reduction of licensed beds or services, the implementation of other changes, the incurrence of certain capital expenditures, and, in certain states, the approval of certain acquisitions and changes in ownership or the closure of a facility. Indiana's CON program expired as of June 30, 1998. State CON approval is generally issued for a specific project or number of beds, specifies a maximum expenditure, is sometimes subject to an inflation adjustment, and requires implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability of the facility to provide the service, operate the facility or complete the acquisition, addition or other change and can also result in adverse reimbursement action or the imposition of sanctions or other adverse action on the facility's license.

Medicare and Medicaid. The BBA was enacted in August 1997 and significantly amends the reimbursement methodology of the Medicare program. In addition to offering new Medicare health plan options and increasing the penalties related to healthcare fraud and abuse, the BBA provides for a prospective payment system for skilled nursing facilities to be implemented for cost report periods beginning on or after July 1, 1998. The BBA also mandated a 10% reduction in Part B therapy costs for the period January 1, 1998 through July 1, 1998. Subsequent to July 1, 1998, skilled nursing facilities are reimbursed for Part B therapy services through fee schedules established by HCFA. The BBA also requires uniform coding specified by HCFA for skilled nursing facility Part B bills. The BBA further limits reimbursement for Part B therapy services by establishing annual limitations on Part B therapy charges per beneficiary.

The BBA also requires skilled nursing facilities to institute "consolidated billing" for a variety of services and supplies. Under consolidated billing, the skilled nursing facility must submit all Medicare claims for all the services and supplies that its residents receive (both Part A and Part B services), with the exception of mainly physicians' services. Payments for these services and supplies billed on a consolidated basis will be made directly to the skilled nursing facility, whether or not the services were provided directly by the skilled nursing facility or by others under a contractual arrangement. The skilled nursing facility will be responsible for paying the provider of the services or the supplier. The payment to the skilled nursing facility for these services and supplies will be based upon the amounts allowable to the skilled nursing facility based on the Medicare PPS law and regulations. However, subsequent developments have delayed the implementation of "consolidated billing" for Part B services.

Medicare PPS will be phased in over a period of four years, beginning with skilled nursing facility cost reporting periods ending on or after July 1, 1998. "New facilities," which first received Medicare payment on or after October 1, 1995, move to the federal per diem rate effective with the cost report periods beginning on or before July 1, 1998 and do not have a transitional period. All other facilities will be "phased-in" by a formula effective with the cost report period beginning on or after July 1, 1998 and through which Medicare PPS will blend together facility-specific rates and federal industry per diems according to the following schedule: Year One -- 75% facility-specific, 25% federal per diem; Year Two -- 50% each; Year Three -- 25% facility-specific, 75% federal per diem; Year Four -- 100% federal per diem. As a result of Medicare PPS being effective for cost reports beginning on or after July 1, 1998, Medicare PPS will not directly impact the Company's Medicare reimbursement until the fiscal year beginning January 1, 1999. When fully implemented, Medicare PPS will result in each skilled nursing facility being reimbursed on a per diem rate basis with acuity-based per diem rates being established as applicable to all Medicare Part A beneficiaries who are residents of the skilled nursing facility. The per diem rates will be all- inclusive rates through which the skilled nursing facility is reimbursed for its routine, ancillary and capital costs. During the transition period, the per diem rates for each facility will consist of a blending of facility-specific costs and federal per diem rates. The unadjusted federal per diem rates to be applied to days of covered skilled nursing facility services furnished during the first year, the case mix classification system to be applied with respect to such services, and the factors to be applied in making area wage adjustments with respect to such services, are included in the Medicare PPS regulations. The federal Medicare PPS rates were developed by HCFA based on a blend of allowable costs from hospital-based and freestanding skilled nursing facility cost reports for reporting periods beginning in Federal Fiscal Year 1995 (i.e., October 1, 1994 -- September 30, 1995). The data used in developing the federal rates incorporate an estimate of the amounts payable under Part B for covered skilled nursing facility services furnished during Federal Fiscal Year 1995 to individuals who were residents of a facility and receiving Part A covered services. HCFA updated costs to the first year of Medicare PPS using a skilled nursing facility market basket index standardized for facility differences in case-mix and for geographic variations in wages. Providers that received "new provider" exemptions from the routine cost limits were excluded from the database used to compute the federal payment rates. In addition, costs related to payments for exceptions to the routine cost limits are excluded from the database used to compute the federal payment rates. The facility-specific portion will be based on each facility's Medicare cost report for cost reporting periods beginning in Federal Fiscal Year 1995, including routine cost limit exception and exemption payments up to 150% of the routine cost limit, the allowable costs to be updated under Medicare PPS for the skilled nursing facility market basket minus 1% through 1999 and the full skilled nursing facility market basket after 1999. A variety of other adjustments will be made in developing the Medicare PPS rates pursuant to the BBA and the regulations. As noted, except in the case of "new facilities," in the first year of the transition to Medicare PPS, the per diem rates will consist of a blend of 25% federal per diem rates and 75% facility-specific costs. Thereafter, the facility-specific cost portion will decrease by 25% per year until in the fourth year, the rate will be 100% federal per diem rates. "New facilities" will be on 100% federal per diem rates for cost reporting periods beginning on or after July 1, 1998.

The new regulations will result in a reduction of the Company's average Medicare per diem reimbursement rate, which the Company expects to be able to substantially offset primarily through reductions in facility operating costs. However, no assurance can be given that the Company will be able to reduce such costs.

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

Various federal and state laws regulate the relationship between healthcare providers and physicians, including employment or service contracts and investment relationships. These laws include the broadly worded fraud and abuse provisions of the Medicaid and Medicare statutes, which prohibit various transactions involving Medicaid or Medicare covered patients or services. In particular, the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") contains provisions which greatly expand the federal prohibition on physician referrals to entities with which they have a financial relationship. Effective January 1, 1995, OBRA 93 prohibits any physician with a financial relationship (defined as a direct or indirect ownership or investment interest or compensation arrangement) with an entity from making a referral for "designated health services" to that entity and prohibits that entity from billing for such services. "Designated health services" do not include skilled nursing services but do include many services which long-term care facilities provide to their patients, including physical therapy, occupational therapy, infusion therapy and enteral and parenteral nutrition. Various exceptions to the application of this law exist, including one which protects the payment of fair market compensation for the provision of personal services, so long as various requirements are met. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicaid and Medicare programs. Various state laws contain analogous provisions, exceptions and penalties. The Company believes that in the past it has been, and in the future it will be, able to arrange its business relationships so as to comply with these provisions.

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

Potential Healthcare Reform. In addition to extensive existing governmental healthcare regulation, there are numerous legislative and executive initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. Aspects of certain of these proposals, such as reductions in funding of the Medicare and Medicaid programs, interim measures to contain healthcare costs such as a short-term freeze on prices charged by healthcare providers or changes in the administration of Medicaid at the state level, could materially adversely affect the Company. Additionally, the BBA repealed the Boren Amendment effective October 1, 1997 and allows the states to develop their own standards for determining Medicaid payment rates. The BBA provides certain procedural restrictions on the states' ability to amend state Medicaid programs by requiring that the states use a public process to establish payment methodologies including a public comment and review process. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company.

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

In general, consolidation in the long-term care industry has resulted in the Company being faced with larger competitors, many of whom have significant financial and other resources. The Company expects that this continuing consolidation may increase the competition for the acquisition of long-term care facilities.

The Company believes that state regulations which require a CON before a new long-term care facility can be constructed or additional licensed beds can be added to existing facilities reduce the possibility of overbuilding and promote higher utilization of existing facilities. CON legislation is currently in place in all states in which the Company operates or expects to operate with the exception of Indiana where the CON program expired as of June 30, 1998. Several of the states in which the Company operates have imposed moratoriums on the issuance of CONs for new skilled nursing facility beds. Connecticut has imposed a moratorium on the addition of any new skilled nursing facility beds, including chronic and convalescent nursing facility beds and rest home beds with nursing supervision, until the year 2002. Massachusetts has imposed a moratorium on the addition of any new skilled nursing facility beds until the year 2000, except that an existing facility can add up to 12 beds without being subject to CON review. New Hampshire has imposed a moratorium on the addition of any new beds to skilled nursing facilities, intermediate care homes and rehabilitation homes until December 31, 1998. Legislation has been introduced in New Hampshire to extend this moratorium until the year 2001, or in the alternative until the year 2003. Ohio has imposed a moratorium until June 30, 1999 on the addition of any new skilled nursing facility beds. Rhode Island has imposed a moratorium on the issuance of any new initial licenses for skilled nursing facilities and on the increase in the licensed bed capacity of any existing licensed skilled nursing facility until July 1, 1999, except that an existing facility may increase its licensed bed capacity to the greater of 10 beds or 10% of the facility's licensed bed capacity. The other states in which the Company conducts business do not currently have a moratorium on new skilled nursing facility beds in effect. Although New Jersey does not have a "moratorium" on new skilled nursing facility beds, with the exception of the Add-a-bed program (in which a facility may request approval from the state licensure agency to increase total licensed skilled nursing beds, including hospital based subacute care beds, by no more than 10 beds or 10% of its licensed bed capacity, whichever is less, without obtaining CON approval), New Jersey only accepts applications for a CON for additional skilled nursing facility beds when the state CON agency issues a call for beds. There is presently no call for additional beds, and no call is expected to be made until the beginning of 1999 at the earliest. A relaxation of CON requirements could lead to an increase in competition. In addition, as cost containment measures have reduced occupancy rates at acute care hospitals, a number of these hospitals have converted portions of their facilities into subacute units. In the states in which the Company currently operates, these conversions are subject to state CON regulations. The Company believes that the application of the new Medicare PPS rules will make such conversions less desirable. New Jersey recently enacted legislation permitting acute care hospitals to offer subacute care services under their existing hospital licenses, subject to first obtaining CON approval pursuant to an expedited CON review process. Ohio has imposed a moratorium on the conversion of acute care hospital beds into long-term care beds through June 30, 1999.

EMPLOYEES

As of December 31, 1998, the Company employed approximately 9,076 facility-based personnel on a full- and part-time basis. The Company's corporate and regional staff consisted of 148 persons as of such date. Approximately 412 employees at five of the Company's facilities are covered by collective bargaining agreements. Although the Company believes that it maintains good relationships with its employees and the unions that represent certain of its employees, it cannot predict the impact of continued or increased union representation or organizational activities on its future operations.

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

ITEM 2. PROPERTIES

The following table summarizes certain information regarding the Company's facilities as of December 31, 1998:

SUMMARY OF FACILITIES

LICENSED                                       YEAR        OWNED/     LICENSED
FACILITY                 LOCATION            ACQUIRED  LEASED/MANAGED   BEDS
--------                 --------            --------  -------------- --------
SOUTHEAST REGION
 Florida
  Brevard                Rockledge               1994       Leased         100
  Clearwater             Clearwater              1990       Owned          120
  Gulf Coast             New Port Richey         1990       Owned          120
  Naples                 Naples                  1989       Leased         120
  Ocala                  Ocala                   1990       Owned          180
  Palm Harbor            Palm Harbor             1990       Owned          120
  Pinebrook              Venice                  1989       Leased         120
  Sarasota               Sarasota                1990       Leased         120
  Tampa Bay              Oldsmar                 1990       Owned          120
                                                                      --------
                                                                         1,120
MIDWEST REGION
 Ohio
  Defiance               Defiance                1993       Leased         100
  Northwestern Ohio      Bryan                   1993       Leased         189
  Swanton                Swanton                 1995       Leased         100
  Perrysburg             Perrysburg              1990       Owned          100
  Troy                   Troy                    1989       Leased         195
  Beachwood              Beachwood               1996       Owned (1)      274
  Broadview              Broadview Heights       1996       Owned (1)      159
  Westlake I             Westlake                1996       Owned (1)      153
  Westlake II            Westlake                1996       Owned (1)      106
  Dayton                 Dayton                  1997       Owned          100
  Laurelwood             Dayton                  1997       Owned          115
  New Lebanon            New Lebanon             1997       Owned          126
  Point Place            Toledo                  1998       Owned           98
  Sylvania               Sylvania                1998       Owned          150
 Indiana
  Decatur                Indianapolis            1988       Owned           88
  Indianapolis           Indianapolis            1988       Leased         104
  New Haven              New Haven               1990       Leased         120
  Terre Haute            Terre Haute             1990       Owned          120
                                                                      --------
                                                                         2,397

NEW ENGLAND REGION
 New Hampshire
  Applewood              Winchester              1996      Leased          70
  Crestwood              Milford                 1996      Leased          82
  Milford                Milford                 1996      Leased          52
  Northwood              Bedford                 1996      Leased         147
  Pheasant Wood          Peterborough            1996      Leased          99
  Westwood               Keene                   1996      Leased          87

 Massachusetts
  Maplewood              Amesbury                1997      Leased         120
  Cedar Glen             Danvers                 1997      Leased         100
  Danvers-Twin Oaks      Danvers                 1997      Leased         101
  North Shore            Saugus                  1997      Leased          80
  The Stone Institute    Newton Upper Falls      1997      Managed        106
                                                                        -----
                                                                        1,044

NORTHEAST REGION
 Connecticut
  Arden House            Hamden                  1997      Leased         360
  Governor's House       Simsbury                1997      Leased          73
  Madison House          Madison                 1997      Leased          90
  The Reservoir          West Hartford           1997      Leased          75
  Willows                Woodbridge              1997      Leased          86
  Glen Hill              Danbury                 1998      Owned (2)      100
  Glen Crest             Danbury                 1998      Owned (2)       49
 Rhode Island
  Greenwood              Warwick                 1998      Owned          136
  Pawtuxet               Warwick                 1998      Owned          131
                                                                        -----
                                                                        1,100
MID-ATLANTIC REGION
 Maryland
  Harford Gardens        Baltimore               1997      Leased         163
  Larkin Chase Center    Bowie                   1994      Owned (3)      120

 New Jersey
  Woods Edge             Bridgewater             1988      Leased         176
                                                                        -----
                                                                          459

                                             Total                      6,120
                                                                        =====

(1) Indicates an owned facility, the acquisition of which has been accounted for as a capital lease.

(2) Indicates an owned facility financed through a synthetic lease.

(3) Owned by Bowie L.P. The Company's interest in Bowie L.P. is pledged to the facility's mortgage lender. The Company has guaranteed the indebtedness of Bowie L.P.

The Company leases its Corporate offices in Boston as well as regional offices in Clearwater, Florida and Indianapolis, Indiana, and owns a regional office in Peterborough, New Hampshire. The Company's therapy services company leases offices in Palm Harbor, Florida and Framingham, Massachusetts. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to claims and legal actions arising in the ordinary course of business. Management does not believe that unfavorable outcomes in any such matters, individually or in the aggregate, would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the last quarter of the Company's fiscal year ended December 31, 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The Company's common stock was listed on the New York Stock Exchange under the symbol "HBR". The following table sets forth, for the periods indicated, the high and low sale price per share of the Company's common stock as reported on the New York Stock Exchange composite tape.

                         1997                1998
                     High     Low      High       Low
                   -------  -------   -------  --------
First quarter      $12.875  $ 11.00   $24.000  $ 18.000
Second quarter      14.375   11.125    24.063    20.250
Third quarter        18.75    14.25    24.875    23.813
Fourth quarter       21.75    16.75        -         -


The Company completed its initial public offering on June 14, 1996. The Company's shares also began trading on June 14, 1996.

As a result of the August 11, 1998 Merger noted in the General Overview, the Company's common stock was de-listed from the New York Stock Exchange on August 11, 1998.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

  The following table sets forth selected consolidated financial data for the Company. The selected historical consolidated financial data for each of the years in the five year period ended December 31, 1998 have been derived from the Company's consolidated financial statements, which have been audited by our independent accountants. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OTHER DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------
                                                 1994           1995         1996          1997          1998
                                               --------       --------    ----------    ----------    ----------
 Statement of operations data (1):
 Total net revenues                            $ 86,376       $109,425    $  165,412    $  221,777    $  311,044
                                               --------       --------    ----------    ----------    ----------
Expenses:
 Facility operating                              68,951         89,378       132,207       176,404       246,000
 General and administrative                       3,859          5,076         7,811        10,953        15,422
 Service charges paid to  affiliate                 759            700           700           708         1,291
 Amortization of prepaid management fee               -              -             -             -           500
 Special compensation and other                       -              -         1,716             -             -
 Depreciation and amortization                    4,311          4,385         3,029         4,074         6,350
 Facility rent                                    1,037          1,907        10,223        12,446        22,412
 Merger costs                                         -              -             -             -        37,172
                                               --------       --------    ----------    ----------    ----------
Total expenses                                   78,917        101,446       155,686       204,585       329,147
                                               --------       --------    ----------    ----------    ----------

 Income (loss) from operations                    7,459          7,979         9,726        17,192       (18,103)

Other:
 Interest expense, net                            4,609          5,107         4,634         5,853        11,271
 Other expense (income)                             448            114           263           189          (167)
 Gain on sale of facilities, net                      -         (4,869)            -             -             -
 Loss on refinancing of debt                        453              -             -             -             -
 Minority interest in net income                  1,575          6,393             -             -             -
                                               --------       --------    ----------    ----------    ----------
Income (loss) before income taxes and
 extraordinary loss                                 374          1,234         4,829        11,150       (29,207)
Income tax expense (benefit)                          -              -           809         4,347        (5,020)
                                               --------       --------    ----------    ----------    ----------
Income (loss) before extraordinary loss             374          1,234         4,020         6,803       (24,187)
Extraordinary loss on early
 retirement of debt, net of tax                       -              -        (1,318)            -             -
                                               --------       --------    ----------    ----------    ----------
Net income (loss)                              $    374       $  1,234    $    2,702    $    6,803    $  (24,187)
                                               ========       ========    ==========    ==========    ==========
Earnings (loss) available per common share:
        Basic                                                                           $     0.85    $    (3.42)
                                                                                        ==========    ==========
        Diluted                                                                         $     0.84    $    (3.42)
                                                                                        ==========    ==========
Pro forma data:
Historical income before income
   taxes and extraordinary loss                 $   374   $      1,234      $  4,829
Pro forma income taxes                              146            481           799
                                               --------       --------    ----------
Pro forma income before
    extraordinary loss                              228            753         4,030
Extraordinary loss, net of tax                        -              -        (1,318)
Pro forma net income                            $   228   $        753      $  2,712
                                               ========       ========    ==========

Pro forma earnings per common share
(basic and diluted):
Pro forma income before extraordinary loss      $  0.05   $       0.17         $0.63
Extraordinary loss                                    -              -          0.21
                                               --------       --------    ----------
Pro forma earnings per common share             $  0.05   $       0.17         $0.42
                                               ========       ========    ==========

Weighted average number of common shares
  used in per share computations (2):
       Basic                                  4,425,000      4,425,000     6,396,000     8,037,000     7,742,000
     Diluted                                  4,425,000      4,425,000     6,396,000     8,139,000     7,742,000

                            (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                               --------       --------    ----------    ----------    ----------
Operational data (as of end of year) (3):
 Facilities                                          19             20            30            43            49
 Licensed beds                                    2,365          2,471         3,700         5,290         6,014

Average occupancy rate (4)                         92.6%          92.5%         92.6%         92.3%         92.3%

Patient days (4):
Private and other                               261,054        261,488       335,363       394,151       513,426
Medicare                                         68,256         90,107       108,229       138,023       202,797
Medicaid                                        409,995        437,325       653,222       834,637     1,193,045
                                               --------       --------    ----------    ----------    ----------
Total                                           739,305        788,920     1,096,814     1,366,811     1,909,268
                                               ========       ========    ==========    ==========    ==========
Sources of total net revenues:
Private and other (5)                              37.4%          35.1%         35.5%         34.1%         30.2%
Medicare                                           24.8%          31.7%         26.3%         25.9%         27.7%
Medicaid                                           37.8%          33.2%         38.2%         40.0%         42.1%

Balance sheet data (1):
Working capital                                $ 13,915       $ 10,735      $ 16,826      $ 22,621    $   36,403
Total assets                                     93,876         92,632       141,799       168,562       264,536
Total debt                                       53,296         43,496        18,208        33,642       134,680
Capital lease obligation                              -              -        57,277        56,285        55,531
Stockholders' equity (6)                          2,866          4,130        44,880        51,783            83

(1) In 1994 and 1995, financial and operating data combine the historical results of various legal entities (the "Predecessor Entities") that became subsidiaries of Harborside Healthcare Corporation (the "Company") through a reorganization (the "Reorganization") that occurred immediately prior to the Company's initial public offering on June 14, 1996 (the "IPO"). Prior to the Reorganization, the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. A pro forma income tax expense has been reflected for each year presented as if the Company had always owned the Predecessor Entities.

(2) Through the IPO, the Company issued 3,600,000 shares of common stock. Pro forma net income per share for 1994 and 1995 is calculated based on the 4,400,000 shares of common stock issued through the Reorganization. For 1996 the calculation is based upon 4,400,000 shares outstanding for the entire year and the appropriate weighting for shares issued through the IPO.

(3) Excludes two managed facilities with 178 licensed beds in 1997 and one managed facility with 106 licensed beds in 1998. (4) "Average occupancy rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated.

(5) Consists primarily of revenues derived from private pay individuals, managed care organizations, HMO's, hospice programs, commercial insurers, management fees from managed facilities, and rehabilitation therapy revenues from nonaffiliated facilities.

(6) In accordance with Securities and Exchange Commission requirements, the book value of the Company's Exchangeable Preferred Stock is excluded from total stockholders' equity. As of December 31, 1998, the book value of the Company's Exchangeable Preferred Stock was $42,292,645.

ITEM 7.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

  Harborside Healthcare Corporation, ("Harborside" or the "Company") is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in five principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), the Northeast (Connecticut and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). As of December 31, 1998, the Company operated 50 facilities (22 owned, 27 leased and one managed) with a total of 6,120 licensed beds. As described in Note A to the audited consolidated financial statements of the Company included elsewhere in this filing, the Company accounts for its investment in one of its owned facilities
using the equity method.   The Company provides a broad continuum of medical
services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services, both at Company-operated and non-affiliated facilities, through its wholly owned subsidiary, Theracor.

  The Company was created in March 1996, in anticipation of an initial public offering (the "IPO"), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had operated since 1988. The Company completed the IPO on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. The owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company's common stock.

  The Company's financial statements for periods prior to the IPO have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. The Company's financial statements prior to the date of the IPO do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company's combined financial statements for periods prior to the date of the IPO include a pro forma income tax expense for each period presented, as if the Company had always owned the Predecessor Entities. See Note K to the accompanying audited consolidated financial statements of the Company.

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

  On April 15, 1998, Harborside entered into a Merger Agreement with HH Acquisition Corp. ("MergerCo"), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the "New Investors"). On August 11, 1998, MergerCo merged with and into Harborside, with Harborside Healthcare Corporation as the surviving corporation. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of Harborside. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the merger, Harborside shares have been de-listed from the New York Stock Exchange.

  The merger was approved by a majority of the Company's shareholders at a special meeting held on August 11, 1998. Each share not retained by existing shareholders was converted into $25 in cash, representing in the aggregate, cash payments of approximately $184 million. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share (less applicable exercise price and withholding taxes) with aggregate payments of approximately $8 million.

  In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes ("Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock ("Preferred Stock") mandatorily redeemable in 2010. In connection with the merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter Harborside recorded a charge to income from operations of approximately $37 million (approximately $29 million after taxes) for direct and other costs related to the Merger transaction. In connection with the merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases.

REVENUES

The Company's total net revenues include net patient service revenues, and beginning in 1995, rehabilitation therapy service revenues from contracts with non-affiliated long-term care facilities. The Company derives its net patient service revenues primarily from private pay sources, the federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company's total net revenues are influenced by a number of factors, including: (i) the licensed bed capacity of its facilities;
(ii) the occupancy rates; (iii) the payor mix of its facilities and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid); and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements. The Company's rehabilitation service revenues are received directly from non-affiliated long-term care facilities, which in turn are reimbursed by Medicare or other payors. These revenues are subject to adjustment in the event one facility is denied reimbursement by Medicare or any other applicable payor on the basis that the services provided by the Company were not medically necessary.

The table set forth below identifies the percentage of the Company's total net revenues attributable to each of its payor sources for each of the periods indicated. The increase in Medicaid revenues as a percentage of total net revenues during the periods indicated has resulted primarily from the acquisition of new facilities with a higher percentage of their net revenues derived from the Medicaid program. An integral part of the Company's acquisition strategy has been to acquire high-quality facilities from smaller, less sophisticated operators whose facilities tend to offer lower acuity services than those offered by the Company, thereby initially diluting the Company's quality mix. The Company subsequently implements an expanded range of specialty medical services at these facilities which typically leads to an improved quality mix.

                            TOTAL NET REVENUES (1)

                                1996       1997     1998
                              -------    -------  -------
Private and other............   35.5%      34.1%    30.2%
Medicare.....................   26.3       25.9     27.7
Medicaid.....................   38.2       40.0     42.1
 Total.......................  100.0%     100.0%   100.0%

(1) Total net revenues exclude net revenues of the Larkin Chase Center which is owned by Bowie Center Limited Partnership ("Bowie L.P."). The Company owns a 75% partnership interest in Bowie L.P. but records its investment in Bowie L.P. using the equity method. See Note A to the Company's consolidated financial statements included elsewhere in this filing.


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

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Total Net Revenues. Total net revenues increased by $89,267,000 or 40.3%, from $221,777,000 in 1997 to $311,044,000 in 1998. This increase resulted primarily from the acquisition of the Harford Gardens facility on March 1, 1997, four Massachusetts facilities (the "Massachusetts Facilities") on August 1, 1997, three Dayton, Ohio facilities (the "Dayton Facilities") on September 1, 1997, the five Connecticut facilities (the "Connecticut Facilities") on December 1, 1997, two North Toledo, Ohio facilities (the "North Toledo Facilities") on April 1, 1998, two Rhode Island facilities (the "Rhode Island Facilities") on May 8, 1998 and two Danbury, Connecticut facilities (the "Danbury Facilities") on December 1, 1998. Of such increase, $1,022,000, or 1.1% of the increase, resulted from the operation of the Harford Gardens facility; $11,986,000, or 13.4% of the increase, resulted from the operation of the Massachusetts Facilities; $10,758,000, or 12.1% of the increase, resulted from the operation of the Dayton Facilities, $43,916,000, or 49.2% of the increase, resulted from the operation of the Connecticut Facilities; $8,469,000; or 9.5% of the increase, resulted from the operation of the North Toledo Facilities; $7,626,000, or 8.5% of the increase, resulted from the operation of the Rhode Island Facilities; and $692,000, or 0.8% of this increase, resulted from the operation of the Danbury Facilities. Revenues generated by providing rehabilitation therapy services to non-affiliated long-term care facilities decreased by $2,671,000, from $17,628,000 in 1997 to $14,957,000 in 1998. The remaining $7,469,000, or 8.4% of such increase, was largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased by 3.0% from $150.85 in 1997 to $155.44 in 1998. Contributing to the increase in total net revenues was an increase in occupancy at "same store" facilities from 92.0% in 1997 to 92.3% in 1998. The average occupancy rate at all of the Company's facilities was 92.3% in 1997 and 1998. The Company's quality mix of private, Medicare and insurance revenues was 60.0% for the year ended December 31, 1997 as compared to 57.9% for the year ended December 31, 1998. The decrease in the quality mix percentage was primarily due to dilution resulting from the acquisition of new facilities.

Facility Operating Expenses. Facility operating expenses increased by $69,596,000 or 39.5%, from $176,404,000 in 1997 to $246,000,000 in 1998. The operation of the Harford Gardens facility accounted for $1,659,000, or 2.4% of this increase; the operation of the Massachusetts Facilities accounted for $10,959,000, or 15.8% of this increase; the operation of the Dayton Facilities accounted for $7,881,000, or 11.3% of this increase; the operation of the Connecticut Facilities accounted for $35,308,000, or 50.7% of this increase; the operation of the North Toledo Facilities accounted for $6,653,000 or 9.6% of this increase; the operation of the Rhode Island Facilities accounted for $6,741,000 or 9.7%; of this increase and the operation of the Danbury Facilities accounted for $479,000 or 0.7% of this increase. Operating expenses associated with rehabilitation therapy services provided to non-affiliated long-term care facilities decreased as a result of fewer therapy contracts. Operating expenses associated with these contracts decreased by $6,795,000 from 1997 to 1998. The decrease in contracts resulted from the Company's decision to eliminate low profit contracts. The remaining $6,711,000 increase in facility operating expenses was primarily due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $4,469,000 or 40.8%, from $10,953,000 in 1997 to $15,422,000 in 1998. As a percentage of total net revenues, general and administrative expenses increased from 4.9% in 1997 to 5.0% in 1998. This increase resulted from the acquisition of new facilities that resulted in an increase in regional and corporate support, and additional travel, consulting and systems development expenses. The Company reimbursed an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. During 1997, such reimbursements totaled $708,000 as compared to $1,291,000 in 1998. The increased reimbursement related primarily to additional data processing services.

Depreciation and Amortization. Depreciation and amortization increased by $2,276,000 from $4,074,000 in 1997 to $6,350,000 in 1998 primarily due to the acquisition of new facilities and the amortization of costs related to the Merger.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees (paid in connection with the Merger) was $500,000 in 1998 (See Note O).

Facility Rent. Facility rent expense increased by $9,966,000 from $12,446,000 in 1997 to $22,412,000 in 1998. The increase in rent expense is due to the acquisition of new facilities partially offset by a reduction of rent expense resulting from the exercise of purchase options on seven facilities. The exercise of these purchase options was funded through Merger-related financings.

Merger costs. In connection with the Merger completed on August 11, 1998, the Company incurred merger costs of $37,172,000. Merger costs consisted of transaction fees and expenses associated with the Merger and the related refinancings and the elimination of deferred financing costs related to debt retired in connection with these events.

Interest Expense, net. Interest expense, net, increased from $5,853,000 in 1997 to $11,271,000 in 1998. This increase is primarily due to the issuance of $99,500,000 of 11% Senior Subordinated Discount Notes in connection with the Merger. The interest associated with these notes accretes until cash payments begin on August 1, 2003.

Income Taxes (Benefit). As a result of the loss incurred in 1998, an income tax benefit of $5,020,000 was recognized for that year as compared to income tax expense of $4,347,000 for 1997.

Net Income (Loss). Net income was $6,803,000 in 1997 as compared to a loss of $24,187,000 in 1998

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Total Net Revenues. Total net revenues increased by $56,365,000 or 34.1%, from $165,412,000 in 1996 to $221,777,000 in 1997. This increase resulted primarily from the acquisition of four facilities in Ohio (the "1996 Ohio Facilities") on July 1, 1996, the Harford Gardens facility on March 1, 1997, the Massachusetts Facilities on August 1, 1997, the Dayton Facilities on September 1, 1997, and the Connecticut Facilities on December 1, 1997. Additionally, revenues increased as the result of the generation of revenues from rehabilitation therapy services provided to additional non-affiliated long-term care facilities and increased net patient service revenues per patient day at the Company's "same store" facilities. Of such increase, $19,147,000, or 34.0% of the increase, resulted from the operation of the 1996 Ohio Facilities for a full year in 1997; $6,245,000, or 11.1% of the increase, resulted from the operation of the Harford Gardens facility; $8,079,000, or 14.3% of the increase, resulted from the operation of the Massachusetts Facilities; $4,539,000, or 8.1% of the increase, resulted from the operation of the Dayton Facilities, and $3,871,000, or 6.9% of the increase, resulted from the operation of the Connecticut Facilities. Revenues generated by providing rehabilitation therapy services to non-affiliated long-term care facilities increased by $7,333,000, from $10,295,000 in 1996 to $17,628,000 in 1997. The remaining $7,151,000, or 12.7% of such increase, is largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased by 7.0% from $138.31 in 1996 to $147.96 in 1997. Partially offsetting this increase was a reduction in occupancy at "same store" facilities from 92.6% in 1996 to 91.7% in 1997. The average occupancy rate at all of the Company's facilities decreased from 92.6% in 1996 to 92.3% in 1997. The Company's quality mix of private, Medicare and insurance revenues was 61.8% for the year ended December 31, 1996 as compared to 60.0% for the year ended December 31, 1997. The decrease in the quality mix percentage was primarily due to dilution resulting from the acquisition of new facilities.

Facility Operating Expenses. Facility operating expenses increased by $44,197,000, or 33.4%, from $132,207,000 in 1996 to $176,404,000 in 1997. The operation of the 1996 Ohio Facilities for a full year in 1997 accounted for $13,499,000, or 30.5% of this increase; the operation of Harford Gardens accounted for $4,726,000, or 10.7% of this increase; the operation of the Massachusetts Facilities accounted for $6,034,000, or 13.7% of this increase; the operation of the Dayton Facilities accounted for $3,442,000, or 7.8% of this increase, and the operation of the Connecticut Facilities accounted for $3,109,000, or 7.0% of this increase. Operating expenses associated with rehabilitation therapy services provided to non-affiliated long-term care facilities increased as a result of additional contracts. Operating expenses associated with these contracts accounted for $6,394,000, or 14.5%, of the total increase in facility operating expenses. The remaining $6,993,000 of the increase in facility operating expenses was primarily due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third parties at "same store" facilities.

General and Administrative; Service Charge Paid to Affiliate. General and administrative expenses increased by $3,142,000, or 40.2%, from $7,811,000 in 1996 to $10,953,000 in 1997. As a percentage of total net revenues, general and administrative expenses increased from 4.7% in 1996 to 4.9% in 1997. This increase resulted from the acquisition of new facilities that resulted in an increase in regional and corporate support, and additional travel, consulting and systems development expenses. The Company reimbursed an affiliate for rent and other expenses related to its corporate headquarters as well as for certain data processing and administrative services provided to the Company. Such reimbursements were not materially different in 1997 as compared with those in 1996.

Special Compensation and Other. In connection with the IPO and corporate reorganization, the Company recorded $1,716,000 of non-recurring charges in 1996. Of this amount, $1,524,000 consisted of compensation earned by key members of management as a result of the successful IPO and the corporate restructuring which preceded the IPO.

Depreciation and Amortization. Depreciation and amortization increased by $1,045,000 from $3,029,000 in 1996 to $4,074,000 in 1997. The increase in depreciation and amortization was primarily due to the acquisition of the four Ohio facilities on July 1, 1996.

Facility Rent. Facility rent expense increased by $2,223,000 from $10,223,000 in 1996 to $12,446,000 in 1997. The increase in rent expense was primarily due to the acquisition of new facilities.

Interest Expense, net. Interest expense, net, increased by $1,219,000 from $4,634,000 in 1996 to $5,853,000 in 1997. This increase was primarily due to additional interest expense resulting from the acquisition of the 1996 Ohio Facilities.

Extraordinary Loss on Early Retirement of Debt. During the second quarter of 1996, the Company repaid $25,000,000 of long-term debt using proceeds from the IPO. In connection with this early repayment, the Company recorded an extraordinary loss of $2,161,000 ($1,318,000, net of the related tax benefit) as the result of a prepayment penalty paid to the lender and the write-off of deferred financing costs.

Income Taxes. Income tax expense increased by $3,538,000 from $809,000 in 1996 to $4,347,000 in 1997. Prior to the date of the IPO, the Company's financial statements did not include a provision for Federal or state income taxes because the Predecessor Entities were not directly subject to Federal or state income taxation. The provision for income taxes in 1996 consisted of a provision for income taxes for the period after the IPO less a tax benefit resulting from book-tax differences inherited as part of the Company's Reorganization.

Net Income. Net income increased by $4,101,000, from $2,702,000 in 1996 to $6,803,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. The Company has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under a credit facility. In addition, in 1996 the Company financed the acquisition of the 1996 Ohio Facilities from the owner by means of a lease which is accounted for as a capital lease for financial reporting purposes. The Company's existing leased facilities are leased from either the owner of the facilities, from a real estate investment trust which has purchased the facilities from the owner, or through borrowings under a synthetic lease facility (the "Leasing Facility") that was entered into by the Company in September 1997. The Company's existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed purchase option price which the Company believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing the Company to realize the value appreciation of the facility while maintaining financial flexibility.

During 1998 the Company acquired the two Rhode Island Facilities in April and the two North Toledo Facilities in May through synthetic leases funded by the Leasing Facility. The total funding for these acquisitions through the Leasing Facility was $35,650,000.

In connection with the Merger on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the "Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the "Preferred Stock") mandatorily redeemable in 2010. Interest on the Discount Notes accretes at 11% per annum with cash interest on the Discount Notes not payable until August 1, 2003. Dividends on the Preferred Stock are payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends may only be paid in cash. The Company also entered into a new $250 million collateralized credit facility (the "New Credit Facility"). The terms of the New Credit Facility provide up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that convert to a term loan on an annual basis on each anniversary of the closing. During the first four years of the facility, any or all of the full $250 million of availability under the facility may be used for synthetic lease financings. Proceeds of loans under the facility may be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company's leverage ratio) at the election of the Company. The New Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of EBITDA. As of December 31, 1998, the Company had outstanding $12,750,000 in revolving loans through the New Credit Facility and had $13,700,000 in synthetic leasing financings.

The Company's operating activities in 1997 generated net cash of $5,621,000 as compared to net cash used of $39,447,000 in 1998, a decrease of $45,068,000. The increase in net cash used by operations was largely the result of the merger-related expenses of approximately $37 million. In connection with the Merger, Harborside incurred certain nonrecurring expenses and recorded in the third quarter a charge to income from operations of approximately $37 million (approximately $29 million after taxes) for direct and other costs related to the Merger transaction, including among other items, certain investment banking fees, the write-off of unamortized deferred financing costs, and a compensation charge relating to the conversion into cash of 648,923 stock options. In addition, the Company made a prepayment of $6,000,000 in management fees.

Net cash used by investing activities was $19,487,000 during 1997 as compared to $78,664,000 used in 1998. The primary use of cash for investing purposes during these periods related to additions to property and equipment ($5,274,000 in 1997 compared to $68,605,000 in 1998), additions to intangible assets ($6,301,000 in 1997 compared to $13,494,000 in 1998), and a note receivable issued for $7,487,000 in connection with the acquisition of the five Connecticut facilities on December 1, 1997. Most of the additions to property and equipment in 1998 related to the exercise of purchase options on the date of the Merger for seven facilities which had previously been leased through the Leasing Facility. Most of the additions to intangible assets related to deferred financing costs associated with the Merger.

Net cash provided by financing activities was $12,891,000 in 1997 as compared to $110,260,000 provided in 1998. The New Investors made cash equity contributions of $165 million ($158.5 million, net of issuance costs) to MergerCo prior to its merger with and into Harborside. These funds, as well as, the proceeds from the issuance of the Discount Notes and the Preferred Stock, and borrowings totaling $12,750,000 under the New Credit Facility were used to purchase shares of the Company's common stock not retained by shareholders subsequent to the Merger and to repay the outstanding balance on the previous credit facility. The Company acquired 7,349,832 shares of its common stock for cash payments aggregating approximately $184 million.

In addition to the Discount Notes, as of December 31, 1998, the Company had two mortgage loans outstanding for $17,854,000 and $12,750,000 in advances on its New Credit Facility. One mortgage loan had an outstanding principal balance of $16,294,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during the twelve-month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,560,000 at December 31, 1998, of which $1,338,000 is due in 2010. As of December 31, 1998, the Company had a maximum of $250 million available under the New Credit Facility, subject to covenants related to maximum senior and total leverage and minimum EBITDAR coverage of cash interest plus rental expense. The New Credit Facility will mature in August 2004 and has no scheduled interim amortization. Cash interest payments on the Discount Notes are not due until August 1, 2003, and dividends on the Preferred Stock are payable, at the Company's option, in additional shares of Preferred Stock during the same period. Effective August 1, 2003, dividends on the preferred stock must be made in cash.

Harborside expects that its capital expenditures for 1999, excluding acquisitions of new long-term care facilities, will aggregate approximately $12,000,000. Harborside's expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed with borrowings under the New Credit Facility, direct operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future.

During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. The Company's expected lower first quarter results are attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company's facilities on January 1, 1999 (see "Business - Government Regulation"). Such transitional difficulties have resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare rates, reduced revenues from therapy services provided to non-affiliated long term care centers and a reduction in revenues from the provision of Medicare Part B services. In response, during the first quarter the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives have included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support) renegotiation of vendor contracts and ongoing efforts to reduce the Company's reliance on outside nurse agency personnel. Effective March 30, 1999, the Company did obtain an amendment to the New Credit Facility which limits borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modifies certain financial covenants. Access to additional borrowings for acquisitions and general corporate purposes under the New Credit Facility are permitted to the extent the Company achieves certain financial targets. The amendment allows the Company access to the entire $250 million facility if the Company's operating performance returns to the level of compliance contemplated by the original financial covenants. As of March 30, 1999, total borrowings under the New Credit Facility (exclusive of undrawn letters of credit) were approximately $33,500,000.

Harborside's principal sources of funds are cash flow from operations and borrowings under the New Credit Facility. These funds are being used to finance working capital, meet debt service and capital expenditure requirements, finance acquisitions and for general corporate purposes. Harborside believes that operating cash flow and availability under the New Credit Facility will be adequate to meet its liquidity needs for the foreseeable future, although no assurance can be given in this regard.

SEASONALITY

Harborside's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include, among other things, the timing of Medicaid rate increases, seasonal census cycles and the number of calendar days in a given quarter.

INFLATION

The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. Shortages in the labor market or general inflationary pressure could have a significant effect on the Company. In addition, suppliers attempt to pass along rising costs to the Company in the form of higher prices. When faced with increases in operating costs, the Company has generally increased its charges for services. The Company's operations could be adversely affected if it is unable to recover future cost increased or if it experiences significant delays in Medicare and Medicaid revenue sources increasing their rates of reimbursement.

THE YEAR 2000 ISSUE

The Company is in the process of evaluating and addressing risks that could arise in connection with the potential inability of computer programs to recognize dates that follow December 31, 1999 (the "Year 2000 Issue"). The Company's focus has been on evaluating the impact that the Year 2000 Issue might have on essential equipment and systems of the Company as well as major suppliers, customers and other third parties. The Company has formulated and implemented a remediation plan in connection with those systems that will not be Year 2000 compliant. As of December 31, 1998 the Company has tested and evaluated approximately 90% of its information technology ("IT") systems and equipment and approximately 90% of its facility based operating equipment. The Company is also evaluating the compliance of its major suppliers and their respective products with the Year 2000 Issue.

With respect to the Year 2000 compliance of critical third parties, the Company derives a significant portion of its revenues from the Medicare and Medicaid programs. The Health Care Finance Administration ("HCFA"), the governmental agency that administers the Medicare program, has publicly stated that it will be Year 2000 compliant by December 31, 1998. HCFA has imposed the same December 31, 1998 deadline on its fiscal intermediaries and has stated that it expects state Medicaid agencies to be compliant by March 1999. The General Accounting Office cannot make any assurances that the government payment systems will be Year 2000 compliant on time. The Company derives its governmental payments through fiscal intermediaries, however, there can be no assurance that the payments from the fiscal intermediaries will not be negatively impacted by any Year 2000 issues not corrected in a timely manner. The Company intends to actively pursue assurances of the status of the remediation efforts and Year 2000 compliance by the government and its fiscal intermediaries.

The Company began replacing critical IT systems for Year 2000 issues in connection with a comprehensive evaluation of system wide operational IT efficiencies in 1996. The Company has recently completed the conversion of certain of its financial reporting systems to new software that has been certified as Year 2000 compliant. The Company is in the process of upgrading and consolidating its remaining financial applications to new Year 2000 compliant software by September 30, 1999. Additionally, the

Company has received Year 2000 compliance certification from its remaining software suppliers with respect to operating systems that will not be upgraded. The Company's Year 2000 systems conversions and upgrades have been funded from operating cash flow and existing credit facilities.

The Company, as part of its comprehensive ongoing evaluation process, is testing and upgrading where necessary, all local area networks ("LANS") personal computers and related operating software for compliance with Year 2000 Issues. The Company expects to substantially complete the evaluation by April 30, 1999, and implement any required remediation before September 30, 1999. The Company plans to remediate any Year 2000 issues discovered in its review of LANS through the installation of upgraded hardware and software. The Company on a going forward basis is endeavoring to ensure that all software and hardware purchased is Year 2000 compliant.

The Company has undertaken an evaluation of facility operating systems for potential problems associated with Year 2000 Issues. The Company has evaluated and tested virtually all of its facility heating, cooling and ventilation ("HVAC") systems, life safety and security systems, and mechanical systems for Year 2000 compliance. In connection with the review and testing procedures, the Company has contacted the manufacturer of the respective systems for further assurance of potential exposure to Year 2000 Issues. Based on the results of testing to date, the Company does not believe that above referenced facility operating systems will have any significant risk associated with the Year 2000 Issue.

To date, the Company has expended approximately $5.5 million to remedy problems associated with the Year 2000 issue and estimates that it will expend an additional $1.5 million in the future. The Company's Year 2000 plans are still evolving and estimated expenditures may vary, as new information becomes available.

The Company is developing contingency plans in the event that the IT systems conversion scheduled for completion before December 31, 1999 is unavoidably delayed. The Company is planning to be fully Year 2000 compliant before December 31, 1999 although there can be no assurance that it will achieve its objective by such date or by January 1, 2000. The Company can make no assurance that its failure to achieve 100% Year 2000 compliance by such date will not have a material adverse impact on the Company's business, financial condition, or results of operations. Additionally, there can be no assurance that the Company's critical suppliers and third parties will be compliant by January 1, 2000 and that any such non compliance will not have a material adverse impact on the Company's business, its financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES:
Report of Independent Accountants..........................................  25
Consolidated Balance Sheets as of December 31, 1997 and 1998...............  26
Consolidated Statements of Operations for the years ended December 31,
 1996, 1997 and 1998.......................................................  27
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998....................................  28
Consolidated Statements of Cash Flows for the years ended December 31,
1996, 1997 and 1998........................................................  29
Notes to Consolidated Financial Statements.................................  30

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Harborside Healthcare Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Harborside Healthcare Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 1999 except as to the information
presented in Note H for which the
date is March 30, 1999

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                       FOR THE YEARS ENDED DECEMBER 31,

                                                               1997        1998
                                                            --------  ---------
          ASSETS
Current assets:
  Cash and cash equivalents                                 $  8,747  $     896
  Accounts receivable, net of allowances for doubtful
     accounts of $1,871 and $2,864 respectively               32,416     49,946
  Prepaid expenses and other                                   6,532     10,934
  Prepaid income taxes                                           179      3,873
  Deferred income taxes (Note K)                               2,150      4,084
                                                            --------  ---------
    Total current assets                                      50,024     69,733

Restricted cash (Note C)                                       5,545      2,110
Property and equipment, net (Note D)                          96,872    160,504
Intangible assets, net (Note E)                                8,563     18,173
Other assets, net (Note O)                                         -      4,300
Note receivable (Note F)                                       7,487      7,487
Deferred income taxes (Note K)                                    71      2,229
                                                            --------  ---------
    Total assets                                            $168,562  $ 264,536
                                                            ========  =========

          LIABILITIES
Current liabilities:
  Current maturities of long-term debt (Note H)             $    186  $     207
  Current portion of capital lease obligation (Note I)         3,924      4,278
  Accounts payable                                             7,275      7,401
  Employee compensation and benefits                          10,741     13,220
  Other accrued liabilities                                    4,417      7,485
  Accrued interest                                               251         62
  Current portion of deferred income                             609        677
                                                            --------  ---------
    Total current liabilities                                 27,403     33,330

Long-term portion of deferred income (Note G)                  3,559      3,104
Long-term debt (Note H)                                       33,456    134,473
Long-term portion of capital lease obligation (Note I)        52,361     51,253
                                                            --------  ---------
    Total liabilities                                        116,779    222,160
                                                            --------  ---------
Commitments and contingencies (Notes G and M)

Exchangeable preferred stock, redeemable, $.01 par value,
 with a liquidation value of $1,000 per share;
 500,000 shares authorized; 42,293 shares issued and
 outstanding (Note L)                                              -     42,293
                                                            --------  ---------

          STOCKHOLDERS' EQUITY (Note L)
Common stock, $.01 par value, 30,000,000 and
  19,000,000 shares authorized, 8,008,665 and
   7,261,332 shares issued and outstanding, respectively          80        146
Additional paid-in capital                                    48,440    204,607
Less common stock in treasury, at cost, 7,349,832 shares           -   (183,746)
Retained earnings (deficit)                                    3,263    (20,924)
                                                            --------  ---------
    Total stockholders' equity                                51,783         83
                                                            --------  ---------
 Total liabilities and stockholders' equity                 $168,562  $ 264,536
                                                            ========  =========

       The accompanying notes are an integral part of the consolidated financial statements.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                       FOR THE YEARS ENDED DECEMBER 31,

                                                1996        1997        1998
                                              --------    --------    --------

Total net revenues                            $165,412    $221,777    $311,044
                                              --------    --------    --------
Expenses:
  Facility operating                           132,207     176,404     246,000
  General and administrative                     7,811      10,953      15,422
  Service charges paid to affiliate
    (Note O)                                       700         708       1,291
  Amortization of prepaid management fee
    (Note O)                                         -           -         500
  Special compensation and other (Note L)        1,716           -           -
  Depreciation and amortization                  3,029       4,074       6,350
  Facility rent                                 10,223      12,446      22,412
  Merger costs (Note B)                              -           -      37,172
                                              --------    --------    --------
   Total expenses                              155,686     204,585     329,147
                                              --------    --------    --------

Income (loss) from operations                    9,726      17,192     (18,103)

Other:
Interest expense, net                            4,634       5,853      11,271
Other expense (income)                             263         189        (167)
                                              --------    --------    --------
Income (loss) before income taxes and
  extraordinary loss                             4,829      11,150     (29,207)
Income tax expense (benefit)                       809       4,347      (5,020)

Income (loss) before extraordinary loss          4,020       6,803     (24,187)
Extraordinary loss on early retirement of
  debt, net of taxes of $843 (Note H)           (1,318)          -           -
                                              --------    --------    --------
Net income (loss)                             $  2,702    $  6,803    $(24,187)
                                              ========    ========    ========

Earnings available per common share (Note L):
              Basic                                       $    .85    $  (3.42)
                                                          ========    ========
              Diluted                                     $    .84    $  (3.42)
                                                          ========    ========

Pro forma data (unaudited - Notes B and L):
  Historical income before income taxes and
    extraordinary loss                        $  4,829
  Pro forma income taxes                          (799)
                                              --------
  Pro forma income before extraordinary loss     4,030
  Extraordinary loss, net                       (1,318)
                                              --------
  Pro forma net income                        $  2,712
                                              ========
Pro forma earnings (loss) available
  per common share (basic and diluted):
  Pro forma income before extraordinary loss     $0.63
  Extraordinary loss, net                         0.21
                                              --------
  Pro forma earnings per common share            $0.42
                                              ========

       The accompanying notes are an integral part of the consolidated financial statements.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (dollars in thousands)

             For the years ended December 31, 1996, 1997 and 1998

                                                               Additional                   Retained
                                                       Common   Paid-in      Treasury       Earnings
                                                       Stock    Capital        Stock        (Deficit)        Total
                                                       ------   -------        -----        ---------        -----
Stockholders' equity, December 31, 1995                  $ 44   $ 10,328   $        -       $ (6,242)    $   4,130
   Net income for the year ended December 31, 1996          -          -            -          2,702         2,702
   Purchase of equity interests                             -      1,028            -              -         1,028
   Distributions                                            -       (140)           -              -          (140)
   Proceeds of initial public offering, net                36     37,124            -              -        37,160
                                                       ------   --------    ---------       --------     ---------
Stockholders' equity, December 31, 1996                    80     48,340            -         (3,540)       44,880
   Net income for the year ended December 31, 1997          -          -            -          6,803         6,803
    Exercise of stock options                               -        100            -              -           100
                                                       ------   --------    ---------       --------     ---------
Stockholders' equity, December 31, 1997                    80     48,440            -          3,263        51,783
   Net loss for the year ended December 31, 1998            -          -            -        (24,187)      (24,187)
   Exercise of stock options                                -         29            -              -            29
   Issuance of common stock, net (6,600,000 shares)        66    158,434            -              -       158,500
   Purchase of treasury stock (7,349,832 shares)            -          -     (183,746)             -      (183,746)
   Preferred stock dividends                                -     (2,296)           -              -        (2,296)
                                                       ------   --------    ---------       --------     ---------
Stockholders' equity, December 31, 1998                  $146   $204,607    $(183,746)      $(20,924)    $      83
                                                       ======   ========    =========       ========     =========

       The accompanying notes are an integral part of the consolidated financial statements.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                          1996       1997        1998
                                                                        --------   --------    --------
Operating activities:
 Net income (loss)                                                      $  2,702   $  6,803   $ (24,187)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Minority interest                                                          234          -           -
  Loss on refinancing of debt                                              1,318          -           -
  Depreciation of property and equipment                                   2,681      3,589       4,973
  Amortization of intangible assets                                          348        485       1,377
  Amortization of prepaid management fee                                       -          -         500
  Amortization of deferred income                                           (369)      (449)       (550)
  Prepayment of management fees                                                -          -      (6,000)
  Loss (income) from investment in limited partnership                       263        189        (167)
  Accretion of senior subordinated discount notes                              -          -       4,583
  Amortization of loan costs and fees (included in interest expense)         103        257          56
  Accretion of interest on capital lease obligation                        1,419      2,952       3,185
  Deferred interest                                                         (114)         -           -
  Merger costs not requiring cash                                              -          -        (350)
  Common stock grant                                                         225          -           -
                                                                        --------   --------    --------
                                                                           8,810     13,826     (16,580)
Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                      (13,017)    (9,432)    (17,530)
  (Increase) in prepaid expenses and other                                (1,780)    (3,074)     (3,035)
  (Increase) in deferred income taxes                                     (1,956)      (265)     (4,092)
  Increase in accounts payable                                             1,977      1,264         126
  Increase in employee compensation and benefits                           4,144      2,102       2,479
  Increase (decrease) in accrued interest                                     (6)       232        (189)
  Increase in other accrued liabilities                                    1,118      2,240       3,068
  Increase (decrease) in income taxes payable                              2,115     (1,272)     (3,694)
                                                                        --------   --------    --------
   Net cash provided (used) by operating activities                        1,405      5,621     (39,447)
                                                                        --------   --------    --------
Investing activities:
  Additions to property and equipment                                     (5,104)    (5,274)    (68,605)
  Facility acquisition deposits                                            3,000          -           -
  Additions to intangibles                                                  (950)    (6,301)    (13,494)
  Transfers to restricted cash, net                                         (996)    (1,794)      3,435
  Receipt of note receivable                                                   -     (7,487)          -
  Repayment of demand note from limited partnership                            -      1,369           -
                                                                        --------   --------    --------
   Net cash (used) by investing activities                                (4,050)   (19,487)    (78,664)
                                                                        --------   --------    --------
Financing activities:
  Borrowings under revolving line of credit                                    -     15,600      17,150
  Repaid on revolving line of credit                                           -          -     (20,000)
  Payment of long-term debt                                              (25,288)      (166)       (191)
  Proceeds from issuance of senior subordinated discount notes                 -          -      99,493
  Proceeds from issuance of exchangeable preferred stock                       -          -      40,000
  Purchase of treasury stock                                                   -          -    (183,746)
  Proceeds from sale of common stock                                      37,160          -     158,500
  Principal payments of capital lease obligation                          (6,766)    (3,944)     (3,939)
  Debt prepayment penalty                                                 (1,517)         -           -
  Note payable to an affiliate                                            (2,000)         -           -
  Receipt of cash in connection with lease                                 3,685      1,301       2,964
  Dividend distribution                                                     (140)         -           -
  Distributions to minority interest                                     (33,727)         -           -
  Purchase of equity interests and other contributions                       803          -           -
  Exercise of stock options                                                    -        100          29
                                                                        --------   --------    --------
   Net cash provided (used) by financing activities                      (27,790)    12,891     110,260
                                                                        --------   --------    --------
Net increase (decrease) in cash and cash equivalents                     (30,435)      (975)     (7,851)
Cash and cash equivalents, beginning of year                              40,157      9,722       8,747
                                                                        --------   --------    --------
Cash and cash equivalents, end of year                                  $  9,722   $  8,747   $     896
                                                                        ========   ========    ========
Supplemental Disclosure:
  Interest paid                                                         $  4,060   $  3,371   $   3,636
  Income taxes paid                                                     $    760   $  5,783   $   3,047
Noncash investing and financing activities:
  Property and equipment additions by capital lease                     $ 57,625   $      -   $       -
  Capital lease obligation incurred                                     $ 57,625   $      -   $       -

       The accompanying notes are an integral part of the consolidated financial statements.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. NATURE OF BUSINESS

Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and provide rehabilitation therapy services. As of December 31, 1998, the Company owned twenty two facilities, operated twenty seven additional facilities under various leases, managed one facility and owned a rehabilitation therapy services company. The Company accounts for its investment in one 75% owned facility using the equity method.

B. BASIS OF PRESENTATION

The Company was incorporated as a Delaware corporation on March 19, 1996, and was formed as a holding company, in anticipation of an initial public offering (the "IPO"), to combine under the control of a single corporation the operations of various business entities (the "Predecessor Entities") which were all under the majority control of several related stockholders. Immediately prior to the IPO, the Company executed an agreement (the "Reorganization Agreement") which resulted in the transfer of ownership of the Predecessor Entities (the "Reorganization") to the Company in exchange for 4,400,000 shares of the Company's common stock. The Company's financial statements for periods prior to the IPO have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling-of-interests presentation. On June 14, 1996, the Company completed the issuance of 3,600,000 shares of common stock through the IPO, resulting in net proceeds to the Company (after deducting underwriters' commissions and other IPO expenses) of approximately $37,160,000. A portion of the proceeds was used to repay some of the Company's long-term debt (see Note H).

One of the Predecessor Entities was the general partner of the Krupp Yield Plus Limited Partnership ("KYP"), which owned seven facilities (the "Seven Facilities") until December 31, 1995. The Company held a 5% interest in KYP, while the remaining 95% was owned by the limited partners of KYP (the "Unitholders"). Effective December 31, 1995, KYP sold the Seven Facilities and a subsidiary of the Company began leasing the facilities from the buyer. Prior to December 31, 1995, the accounts of KYP were included in the Company's combined financial statements and the interest of the Unitholders was reflected as minority interest. In March 1996, a liquidating distribution was paid to the Unitholders.

The Company's financial statements prior to the date of the IPO do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company's combined financial statements include a pro forma income tax provision for 1996, as if the Company had always owned the Predecessor Entities (see Note K).

On April 15, 1998, the Company entered into a Merger Agreement (the "Merger") with HH Acquisition Corp. ("MergerCo"), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the "New Investors"). The New Investors made common equity cash contributions totaling $165 million
($158.5 million, net of issuance costs). On August 11, 1998, MergerCo merged with and into the Company, with Harborside Healthcare Corporation as the surviving corporation. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of the Company. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the Merger, the Company's shares have been de-listed from the New York Stock Exchange.

The Merger was approved by a majority of the Company's shareholders at a special meeting held on August 11, 1998. Each share not retained by existing shareholders was converted into $25 in cash, representing in the aggregate, cash payments of approximately $184 million. The converted shares (7,349,832 shares) were recorded at cost as treasury stock and represent a deduction from the Company's stockholders' equity. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share (less applicable exercise price and withholding taxes) with aggregate payments of approximately $8 million.

In connection with the transaction and prior to the Merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes ("Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock ("Preferred Stock") mandatorily redeemable in 2010. In connection with the Merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter Harborside recorded a charge to income from operations of $37 million ($29 million after taxes) for direct and other costs related to the Merger transaction. In connection with the Merger and the related refinancings, the Company exercised purchase options for seven facilities which had been previously financed through synthetic leases.

C. SIGNIFICANT ACCOUNTING POLICIES

The Company uses the following accounting policies for financial reporting purposes:

 Principles of Consolidation

The consolidated financial statements (combined prior to June 14, 1996) include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Total Net Revenues

Total net revenues also include net patient service revenues, rehabilitation therapy service revenues from contracts to provide services to non-affiliated long-term care facilities and management fees from the facility owned by Bowie L.P. and two additional facilities.

Net patient service revenues payable by patients at the Company's facilities are recorded at established billing rates. Net patient service revenues to be reimbursed by contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid are determined by filing cost reports which are then audited and generally retroactively adjusted by the payor. Legislative changes to state or Federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third party payors, which could materially and adversely affect the Company, are reflected in operations at the time of the adjustment or settlement. As of January 1, 1999 each of the Company's facilities which participates in the Medicare program began to be reimbursed in accordance with the provisions of the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act provides for the reimbursement of Medicare funded skilled nursing facility services through a Prospective Payment System which when fully implemented will reimburse the Company's facilities based upon a per diem rate adjusted for the acuity of each patient and the geographic location of each facility. Accounts receivable, net, at December 31, 1997 and 1998 includes $8,296,000 and $22,388,000, respectively, of estimated settlements due from third party payors and $6,115,000 and $8,445,000, respectively, of estimated settlements due to third party payors.

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

Total net revenues include revenue recorded by the Company's rehabilitation therapy subsidiary (which does business under the name "Theracor") for therapy services provided to non-affiliated long-term care facilities.

Concentrations

A significant portion of the Company's revenues are derived from the Medicare and Medicaid programs. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to long-term care facilities under these programs. Approximately 65%, 66%, and 70% of the Company's net revenues in the years ended December 31, 1996, 1997 and 1998, respectively, are from the Company's participation in the Medicare and Medicaid programs. As of December 31, 1997 and 1998, $20,936,000 and $26,461,000,
respectively, of net accounts receivable were due from the Medicare and Medicaid programs.

Facility Operating Expenses

Facility operating expenses include expenses associated with the normal operations of a long-term care facility. The majority of these costs consist of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include: the cost of rehabilitation therapies, medical and pharmacy supplies, food and utilities, and include expenses associated with services rendered by Theracor to non-affiliated facilities.

Provision for Doubtful Accounts

Provisions for uncollectible accounts receivable of $1,116,000, $1,188,000 and $1,418,000 are included in facility operating expenses for the years ended December 31, 1996, 1997 and 1998, respectively. Individual patient accounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

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

Earnings (Pro Forma Earnings) Per Common Share

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which revised the methodology of calculating earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of 1997. All earnings (loss) per share and pro forma earnings per share amounts for all periods have been presented in accordance with, and where appropriate have been restated to conform with, the requirements of SFAS No. 128.

Basic earnings (loss) per share is computed by dividing net income (loss) less Preferred Stock dividends by the weighted average number of common shares outstanding during 1997 and 1998. The computation of diluted earnings per share is similar to that of basic earnings per share except that the number of common shares is increased to reflect the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company consist of shares issuable upon exercise of the Company's stock options. Pro forma earnings per share for the year ended December 31, 1996 is calculated based upon the common shares of the Company (4,400,000) issued in accordance with the Reorganization Agreement. Pursuant to Securities and Exchange Commission staff requirements, stock options issued within one year of an initial public offering, calculated using the treasury stock method and the initial public offering price of $11.75 per share, have been included in the calculation of pro forma earnings per common share as if they were outstanding for all of 1996.

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

Intangible Assets

Intangible assets consist of amounts identified in connection with certain facility acquisitions accounted for under the purchase method and certain deferred costs which were incurred in connection with various financings (see Notes E and H).

In connection with each of its acquisitions, the Company reviewed the assets of the acquired facility and assessed its relative fair value in comparison to the purchase price. Certain acquisitions resulted in the allocation of a portion of the purchase price to the value associated with the existence of a workforce in place, residents in place at the date of acquisition and covenants with sellers which limit their ability to engage in future competition with the Company's facilities. The assets recognized from an assembled workforce and residents in place were amortized using the straight-line method over the estimated periods (from three to seven years) during which the respective benefits would be in place. Covenants not-to-compete are being amortized using the straight-line method over the period during which competition is restricted.

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

Costs incurred in obtaining financing (primarily loans and facility leases) are amortized using the straight-line method (which approximates the interest method) over the term of the related financial obligation.

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

Reclassification of Prior Period Amounts

Certain amounts have been reclassified to conform with the 1998 presentation.

D. PROPERTY AND EQUIPMENT

  The Company's property and equipment are stated at cost and consist of the following as of December 31:

                                                     1997             1998
                                                 ------------     ------------
    Land                                         $  3,270,000     $  7,238,000
    Land improvements                               3,387,000        3,538,000
    Buildings and improvements                     30,529,000       85,398,000
    Leasehold improvements                          3,157,000        4,520,000
    Equipment, furnishings and fixtures             9,565,000       17,760,000
    Assets under capital lease                     63,532,000       63,532,000
                                                 ------------     ------------
                                                  113,440,000      181,986,000
    Less accumulated depreciation                  16,568,000       21,482,000
                                                 ------------     ------------
                                                 $ 96,872,000     $160,504,000
                                                 ============     ============

E. INTANGIBLE ASSETS

Intangible assets are stated at cost and consist of the following as of December 31:

                                                     1997            1998
                                                 ------------     ------------
    Patient lists                                $  1,459,000
    Assembled workforce                               930,000
    Covenant not to compete                         1,838,000     $  1,200,000
    Goodwill                                        2,166,000        2,861,000
    Deferred financing costs                        6,574,000       16,648,000
    Other                                             380,000          380,000
                                                 ------------     ------------
                                                   13,347,000       21,089,000
    Less accumulated amortization                   4,784,000        2,916,000
                                                 ------------     ------------
                                                 $  8,563,000    $  18,173,000
                                                 ============    =============

F. NOTE RECEIVABLE

In connection with the acquisition of five Connecticut facilities on December 1, 1997 (see Note G), the Company received a note receivable from the owners in the amount of $7,487,000. Interest is earned at the rate of 9% per annum, and payments are due monthly, in arrears, commencing January 1, 1998 and continuing until November 30, 2010, at which time the entire principal balance is due. The proceeds of the note were used by the owner to repay certain indebtedness. The note is collateralized by various mortgage interests and other collateral.

G. OPERATING LEASES

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

Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease the Seven Facilities formerly owned by KYP with a total of 820 beds. The lease agreement provides for annual rental payments of $4,582,500 in the initial twelve-month period and annual increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company's option. The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the related facilities' accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which option is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of the fair market value of the facilities at the time of exercise or Meditrust's original investment.

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

On August 28, 1997, the Company obtained a five-year synthetic leasing facility (the "Leasing Facility") from the same group of banks that provided the "Credit Facility" (see Note H). The Company used $23,600,000 of the funds available through the Leasing Facility to acquire the Dayton, Ohio facilities in September 1997. Acquisitions made through the Leasing Facility were accounted for financial reporting purposes as operating leases with an initial lease term which would have expired at the expiration date of the leasing facility. Annual rent for properties acquired through the Leasing Facility was determined based on the purchase price of the facilities acquired and an interest rate factor which varied with the Company's leverage ratio (as defined) and which was based on LIBOR, or at the Company's option, the agent bank's prime rate.

As of December 1, 1997, the Company acquired five long-term care facilities with 684 beds in Connecticut. The Company financed this acquisition through an operating lease from the seller. The lease provides for an initial annual rental payment of $7,491,000 and, beginning in the third lease year, certain annual rent increases based on changes in the consumer price index, but not to exceed $30,000 per year. The lease has an initial term of ten years with, at the Company's option, three one-year extensions. In conjunction with the lease, the Company was granted an option to purchase the facilities as a group at predetermined purchase prices between eight and thirteen years post the lease commencement.

On April 1, 1998, the Company acquired two facilities with 248 beds in Ohio through the Leasing Facility, and on May 8, 1998 the Company acquired two facilities with 267 beds in Rhode Island through the Leasing Facility. The Company used a total of $35,650,000 of funds available through the Leasing Facility to acquire these four facilities.

In connection with the Merger on August 11, 1998, the Company exercised its rights to purchase all seven of the facilities it had acquired through the Leasing Facility for an aggregate amount equal to $59,250,000.

Under the terms of each of the facility leases described above, the Company is responsible for the payment of all real estate and personal property taxes, as well as other reasonable costs required to operate, maintain, insure and repair the facilities.

Future minimum rent commitments under the Company's non-cancelable operating leases as of December 31, 1998 are as follows:

                    1999             $21,236,000
                    2000              21,430,000
                    2001              21,624,000
                    2002              21,819,000
                    2003              21,563,000
                    Thereafter        60,005,000
                                    ------------
                                    $167,677,000
                                    ============

H. LONG-TERM DEBT

In October 1994, certain of the Predecessor Entities refinanced $29,189,000 of the then outstanding bank debt, and as a result, recorded a loss of $453,000. This loss included a payment of $384,000 upon the termination of a related interest rate protection agreement, which was required pursuant to the terms of the bank debt in order to effectively fix the interest rate on such debt. The retirement of this debt was financed by the concurrent borrowing of $42,300,000 from Meditrust. Using proceeds from the IPO, on June 14, 1996 the Company repaid $25,000,000 of this debt, incurring a prepayment penalty of $1,517,000. Additionally, the Company wrote-off $544,000 of deferred financing costs related to the retired debt and incurred $100,000 of additional transaction costs. The loss on this early retirement of debt totaled $2,161,000 and is presented as an extraordinary loss in the Statement of Operations for the year ended December 31, 1996 net of the related estimated income tax benefit of $843,000. The Meditrust debt was collateralized by the assets of certain of the Predecessor Entities (the "Seven S Corporations"), and subsequent to the debt paydown, the remaining debt is cross-collateralized by the assets of four facilities (the "Four Facilities"). The Meditrust debt bears interest at the annual rate of 10.65%. Additional interest payments are also required commencing on January 1, 1997 in an amount equal to 0.3% of the difference between the operating revenues of the Four Facilities in each applicable year and the operating revenues of the Four Facilities during a twelve-month base period which commenced October 1, 1995. The Meditrust debt is cross-collateralized by the assets of each of the Four Facilities. The loan agreement with Meditrust places certain restrictions on the Four Facilities; among them, the agreement restricts their ability to incur additional debt or to make significant dispositions of assets. The Four Facilities are also required to maintain a debt service coverage ratio of at least 1.2 to 1.0 (as defined in the loan agreement) and a current ratio of at least 1.0 to 1.0. The Meditrust Loan agreement contains a prepayment penalty calculated in accordance with a formula.

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

In April of 1997, the Company obtained a three-year $25,000,000 revolving credit facility (the "Credit Facility") from a commercial bank. On August 28, 1997, the Company amended the Credit Facility to add additional banks as parties to the Credit Facility, extended the maturity to five years and made certain additional amendments to the terms of the agreement. Borrowings under this facility were collateralized by patient accounts receivable and certain real estate. The assets which collateralized the Credit Facility also collateralized the Company's obligation under the Leasing Facility. The facility was scheduled to mature in September 2002 and provided for prime and LIBOR interest rate options which varied with the Company's leverage ratio (as defined).

On August 11, 1998, in connection with the Merger, the Company entered into a new, six year $250,000,000 collateralized credit facility (the "New Credit Facility"). The terms of the New Credit Facility provide up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that convert to a term loan on an annual basis on each anniversary of the closing. If for any year beginning after December 31, 1999, the Company shall generate Excess Cash Flow (as defined), then, 50% of such Excess Cash Flow shall be applied toward the repayment of outstanding borrowings under the New Credit Facility. During the first four years of the New Credit Facility, up to $250,000,000 may be used in connection with synthetic lease financing. Proceeds of the loans may be used for working capital, capital expenditures, acquisitions and general corporate purposes. The New Credit Facility is collateralized by substantially all of the Company's patient accounts receivable, certain real estate and a first or second priority interest in the capital stock of certain of the Company's subsidiaries. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the leverage ratio) at the election of the Company. The New Credit Facility requires that the Company maintain an interest/rent coverage ratio which varies by year, and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of EBITDA. The New Credit Facility contains a number of restrictive covenants that, among other things, restrict the Company's ability to incur additional indebtedness, prohibit the disposition of certain assets, limit the Company's ability to make capital expenditures in excess of pre-determined levels and limits the ability of the Company to declare and pay certain dividends. As of December 31, 1998, the Company had borrowed $12,750,000 in revolving loans through the New Credit Facility and had $13,700,000 in synthetic leasing financings outstanding.

During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. Accordingly, the Company obtained an amendment to the New Credit Facility effective March 30, 1999 which limits borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modifies certain financial covenants. Access to additional borrowings for acquisitions and general corporate purposes under the New Credit Facility are permitted to the extent the Company achieves certain financial targets. The amendment allows the Company access to the entire $250 million facility if the Company's operating performance returns to the level of compliance contemplated by the original financial covenants. As of March 30, 1999, total borrowings under the New
Credit Facility (exclusive of undrawn letters of credit) were approximately $33,500,000.

  In connection with the Merger on August 11, 1998, the Company issued $170,000,000 principal amount at maturity (approximately $99,500,000 gross proceeds) of 11% Senior Subordinated Discount Notes Due 2008 (the "Discount Notes"). Each Discount Note was issued with a principal amount at maturity of $1,000 and an original issue price of $585.25. Interest on the Discount Notes accretes in accordance with a predetermined formula on a semi-annual basis in February 1, and August 1, of each year. Cash interest will not accrue on the Discount Notes until August 1, 2003. Thereafter, interest on the Discount Notes will be paid semi-annually in arrears in cash on February 1 and August 1, of each year commencing February 1, 2004. The Discount Notes will be redeemable in whole or in part, at the option of the Company on or after August 1, 2003 based on a predetermined redemption schedule which begins on August 1, 2003 at 105.5% and which declines incrementally to 100% on August 1, 2006. In addition, the Company may redeem up to 35% of the aggregate outstanding accreted value of the Discount Notes at a redemption price of 111% of accreted value at any time prior to August 1, 2001 with the proceeds of a public offering of common stock, provided that the redemption occurs within 60 days of the closing of the public offering and that at least 65% of the aggregate principal amount of the Discount Notes remains outstanding immediately after such redemption. At any time on or prior to August 1, 2003, the Discount Notes may be redeemed in whole but not in part at the option of the Company upon the occurrence of a Change of Control (as defined) in accordance with the prescribed procedures and the payment of any Applicable Premium (as defined). The Discount Notes must be redeemed in whole on August 1, 2008.

  Upon any voluntary or involuntary liquidation of the Company, holders of the Discount Notes will be entitled to be paid In full 100% of principal and accrued interest out of the assets available for distribution after holders of senior debt have been paid in full. The debt evidenced by the Discount Notes is unsecured, subordinate to existing and future senior debt of the Company, but senior in right with all existing and future subordinated debt of the Company. Certain of the subsidiaries of the Company have jointly and severally guaranteed the Company's payment obligations (subject to maximum amounts per subsidiary) under the Discount Notes (see Note Q). Each Discount Note guaranteed by such subsidiary is subordinated to any Senior Debt of such guarantor. The Company derives substantially all of its income from operations through its subsidiaries and consequently, the Discount Notes are effectively subordinated to the potential claims of creditors of all of the subsidiaries of the Company irrespective of subsidiary guarantees. The Discount Notes also contain certain restrictive covenants which limit the ability of the Company to incur debt, issue preferred stock, merge or dispose of substantially all of its assets.

  Interest expense charged to operations for the years ended December 31, 1996, 1997 and 1998 was $5,576,000, $6,681,000 and $12,447,000, respectively.

  As of December 31, 1997 and 1998, the Company's long-term debt, excluding the current portion, consisted of the following:

                                           1997               1998
                                       ------------      ------------
Senior subordinated discount notes                       $104,076,000
Mortgages payable                      $ 17,856,000        17,647,000
Credit facility                          15,600,000        12,750,000
                                       ------------      ------------
                                       $ 33,456,000      $134,473,000
                                       ============      ============

  As of December 31, 1998, future long-term debt maturities associated with the Company's debt are as follows:

     1999                            $    207,000
     2000                                 225,000
     2001                                 248,000
     2002                              13,024,000
     2003                                 302,000
     Thereafter                      $120,674,000
                                     ------------
                                     $134,680,000
                                     ============

  Substantially all of the Company's assets are subject to liens under long-term debt or operating lease agreements.

I.  CAPITAL LEASE OBLIGATION

  On July 1, 1996, a subsidiary of the Company began leasing four long-term care facilities in Ohio (the "1996 Ohio Facilities"). This transaction is being accounted for as a capital lease as a result of a bargain purchase option exercisable at the end of the lease. The initial term of the lease is five years and during the final six months of the initial term, the Company may exercise an option to purchase the 1996 Ohio Facilities for a total price of $57,125,000. If the Company exercises the purchase option but is unable to obtain financing for the acquisition, the lease may be extended for up to two additional years, during which time the Company must obtain financing and complete the purchase of the facilities. The annual rent under the agreement is $5,000,000 during the initial term and $5,500,000 during the extension term.
The Company is also responsible for facility expenses such as taxes, maintenance and repairs.

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



     1999                                             $  5,000,000
     2000                                                5,000,000
     2001                                               57,625,000
                                                      ------------
                                                        67,625,000
     Less amount representing interest                 (12,094,000)
                                                      ------------
                                                        55,531,000
     Less current portion                               (4,278,000)
                                                      ------------
     Long-term portion of capital lease obligation    $ 51,253,000
                                                      ============


J. RETIREMENT PLANS

  The Company maintains an employee 401(k) defined contribution plan. All employees who have worked at least one thousand hours and have completed one year of continuous service are eligible to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions to this plan may be matched at the discretion of the Company. The Company contributed $180,000, $365,000 and $475,000 to the plan in 1996, 1997 and 1998, respectively.

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

K. INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 1997 and 1998 are as follows:

                                                   1997          1998
                                                ----------    -----------
Deferred tax assets:
     Reserves                                   $1,755,000    $ 4,024,000
     Rental payments                                79,000        703,000
     Interest payments                             376,000      1,578,000
     Other                                          11,000          8,000
                                                ----------    -----------
Total deferred tax asset                        $2,221,000    $ 6,313,000
                                                ==========    ===========

  Significant components of the provision for income taxes for the years ended December 31, 1997 and 1998 are as follows:

                                                    1997           1998
                                                 ----------    -----------
Current:
     Federal                                     $3,893,000    $  (781,000)
     State                                          719,000       (146,000)
                                                 ----------    -----------
Total current                                     4,612,000       (927,000)
                                                 ----------    -----------

Deferred:
     Federal                                       (223,000)    (3,447,000)
     State                                          (42,000)      (646,000)
                                                 ----------    -----------
Total deferred                                     (265,000)    (4,093,000)
                                                 ----------    -----------
Total income tax expense (benefit)               $4,347,000    $(5,020,000)
                                                 ==========    ===========

  The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 1997 and 1998 are as follows:

                                                    1997                    1998
                                                ----------               -----------
Statutory rate                                  $3,903,000    35.0%     $(10,222,000)   (35.0)%
State income tax, net of federal benefit           440,000     3.9          (515,000)    (1.8)
Permanent differences                                4,000     0.1            59,000      0.2
Nondeductible merger costs - permanent                   -       -         5,658,000     19.4
                                                ----------    ----       -----------    -----
                                                $4,347,000    39.0%      $(5,020,000)   (17.2)%
                                                ==========    ====       ===========    =====

Pro Forma Income Taxes (Unaudited)

  The financial statements of the Company for the periods prior to the Reorganization do not include a provision for income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state taxation. For financial reporting purposes, for the years ended December 31, 1996, a pro forma provision for income taxes has been reflected in the accompanying statements of operations based on taxable income for financial statement purposes and an estimated effective Federal and state income tax rate of 39% which would have resulted if the Predecessor Entities had filed corporate income tax returns during those years.

  Effective with the Reorganization described in Note B, the Company became subject to Federal and state income taxes. The historical provision for income taxes for the year ended December 31, 1996 reflects the recording of a one-time Federal and state income tax benefit of $1,400,000 upon the change in the tax status of the entity as required by SFAS No. 109, "Accounting for Income Taxes".

L.  CAPITAL STOCK

Common Stock

  On June 14, 1996, the Company completed its initial public offering (the "IPO"). Through the IPO the Company issued 3,600,000 shares at $11.75 per share resulting in net proceeds to the Company (after deducting underwriters' commissions and other IPO expenses) of approximately $37,160,000. A portion of the proceeds was used to repay some of the Company's long-term debt (see Note H) and the remainder to fund acquisitions.

  As a result of the merger, the Company is authorized to issue 500,000 shares of preferred stock with a par value of $.01 per share (the "Preferred Stock") and 19,000,000 shares comprised of five classes of common stock, each with a par value of $.01 per share, consisting of Harborside Class A Common Stock, Harborside Class B Common Stock, Harborside Class C Common Stock, Harborside Class D Common Stock and Common Stock (collectively "Harborside Common Stock").

  The numbers of shares of Harborside Common Stock authorized and outstanding as of December 31, 1998 are as follows:


Title                              Authorized Shares  Outstanding Shares
-----                              -----------------  ------------------

Harborside Class A Common Stock            1,200,000             661,332
Harborside Class B Common Stock            6,700,000           5,940,000
Harborside Class C Common Stock            1,580,000             640,000
Harborside Class D Common Stock               20,000              20,000
Common Stock                               9,500,000                   -
                                          ----------           ---------
Total                                     19,000,000           7,261,332
                                          ==========           =========

  Holders of shares of Harborside Class A Common Stock and Common Stock will be entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to Delaware General Corporate Law ("the DGCL"). Holders of shares of Harborside Class D Common Stock will be entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. This number of votes per share results in holders of Harborside Class D Common Stock, as of December 31, 1998, being entitled in the aggregate to a number of votes equal to the total number of outstanding shares of Harborside Class B Common Stock, Harborside Class C Common Stock and Harborside Class D Common Stock as of December 31, 1998. Holders of Harborside Class B Common Stock or Harborside Class C Common Stock will not have any voting rights, except that the holders of the Harborside Class B Common Stock and Harborside Class C Common Stock will have the right to vote as a class to the extent required under the laws of the State of Delaware.

  Upon the occurrence of a sale of 100% of the outstanding equity securities or substantially all of the assets of the Company, a merger as a result of which the ownership of the Harborside Common Stock is changed to the extent of 100% or a public offering of any equity securities of the Company, each share of Harborside Class A Common Stock, Harborside Class B Common Stock, Harborside Class C Common Stock and Harborside Class D Common Stock will convert into one share of Common Stock of the Company.

Preferred Stock

  In connection with the Merger on August 11, 1998, the Company issued 40,000 shares of 13.5% Exchangeable Preferred Stock (the "Preferred Stock"). The holders of the Preferred Stock are entitled to receive quarterly dividend payments in arrears beginning November 1, 1998. Dividends are payable in cash or in additional shares of Preferred Stock, at the option of the Company, until August 1, 2003. After August 1, 2003, dividends may be paid only in cash. During the year ended December 31, 1998, all dividends except for fractional shares amounting to $3,000 were paid in additional shares. The Preferred Stock may be redeemed for cash by the Company, in whole or in part, at the option of the Company, in accordance with a predetermined redemption premium schedule which begins on August 1, 2003 at 106.75% of the liquidation preference of the Preferred Stock at the date of redemption and which declines to 100% on August 1, 2006. In addition, at any time prior to August 1, 2001 the Company may redeem up to 35% of the Preferred Stock at a redemption price equal to 113.5% of the liquidation preference of the Preferred Stock at the date of redemption with the proceeds of a public offering of common stock, provided that the redemption occurs within 60 days of the closing of such offering. At any time prior to August 1, 2003, the Preferred Stock may be redeemed by the Company, as a whole but not in part, upon the occurrence of a change in control (as defined) and in accordance with prescribed procedures and the payment of a premium based upon a formula. The Exchangeable Preferred Stock is exchangeable in whole but not in part, on any dividend date, at the option of the Company, into 13.5% Exchange Debentures due in 2010 subject to such exchange being permitted by (1) the terms of the Indenture and (2) the terms of the Company's Credit Facility. The Company is required to redeem the Preferred Stock in whole on August 1, 2010.

  Upon any voluntary or involuntary liquidation of the Company, holders of the Preferred Stock will be entitled to be paid out of the assets available for distribution, the liquidation preference per share plus an amount equal to all accumulated and unpaid dividends, before any distribution is made to the holders of Harborside Common Stock. Holders of the Preferred Stock will have no voting rights except those provided by law and as set forth in the Certificate of Designation (the "Certificate"). The Certificate provides that if the Company fails to meet certain obligations associated with the Preferred Stock, then the Board of Directors shall be adjusted to allow the holders of a majority of the then outstanding Preferred Stock, voting separately as a class, to elect two directors. Voting rights associated with the failure to meet Preferred Stock obligations will continue until either the obligation is satisfied or a majority of the holders of the then outstanding Preferred Stock waive the satisfaction of the obligation. The Certificate also contains certain restrictive covenants that limit the Company's restricted subsidiaries from making certain payments or investments and which limit the Company's ability to incur debt, issue preferred stock, merge or dispose of substantially all of its assets.

As of December 31, 1998, Preferred Stock dividends accrete based on the following schedule:

    1999           $6,004,000
    2000            6,857,000
    2001            7,830,000
    2002            8,942,000
    2003            5,782,000

Special Compensation

  The Predecessor Entities maintained an executive long-term incentive plan (the "Executive Plan") which granted an economic interest in the appreciation of the Predecessor Entities above a baseline valuation of $23,000,000 to certain senior level management personnel upon the successful completion of an initial public offering at a minimum retained equity valuation above $43,000,000. A pool of three percent of the retained equity above $23,000,000 was reserved and allocated to the eligible recipients. In June, 1996, subsequent to the IPO, payments totaling $861,000 were made to the personnel who participated in the Executive Plan and that plan was terminated. Additionally, the Company made a bonus payment in the form of common stock valued at $225,000 to an officer of the Company in connection with his employment agreement. These expenses are included in the Statement of Operations for the year ended December 31, 1996, in the line "Special Compensation and Other."

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

  In February 1996, one of the Predecessor Entities, Harborside Healthcare Limited Partnership ("HHLP"), granted an option to purchase a 1.36% limited partnership interest in HHLP to each of two members of senior management. The exercise price per percentage limited partnership interest under each such option was $239,525 per percentage interest, which represented the fair market value of a 1% limited partnership interest in HHLP at the date of grant based on an independent appraisal obtained by the Company. The options vested in equal one-third portions on each anniversary of the date of grant over a three-year period and expired ten years from the date of grant. With the completion of the IPO, the option grants in HHLP were converted on a pro rata basis to options to acquire shares of the Company's common stock.

Stock Option Plans

   During 1996, the Company established two stock option plans, the 1996 Stock Option Plan for Non-employee Directors (the "Director Plan") and the 1996 Long-Term Stock Incentive Plan (the "Stock Plan"). Directors of the Company who were not employees, or affiliates of the Company, were eligible to participate in the Director Plan. On the date of the IPO, each of the four non-employee directors was granted options to acquire 15,000 shares of the Company's common stock at the IPO price. On January 1 of each year, each non-employee director received an additional grant for 3,500 shares at the fair market value on the date of grant. Options issued under the Director Plan became exercisable on the first anniversary of the date of grant and terminated upon the earlier of ten years from date of grant or one year from date of termination as a director. Through the Directors Retainer Fee Plan, non-employee directors of the Company could also elect to receive all or a portion of their director fees in shares of the Company's common stock. The Stock Plan was administered by the Stock Plan Committee of the Board of Directors which was composed of outside directors who were not eligible to participate in this plan. The Stock Plan authorized the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards. Options granted during the years ended December 31, 1996 and 1997, were granted with exercise prices equal to or greater than the fair market value of the stock on the date of grant. Options granted under the stock plan during 1996 and 1997 vested over a three-year period and had a maximum term of ten years. A maximum of 800,000 shares of common stock were reserved for issuance in connection with these plans. Information with respect to options granted under these plans is as follows:

  In connection with the Merger, all holders of options issued through the Director Plan and the Stock Plan had the right to retain their options or to have their options converted into cash at $25.00 per underlying share less the applicable exercise price (and taxes required to be withheld by the Company). Holders of options representing options to purchase 109,994 shares of stock retained their options while the remainder (representing 648,923 options) exercised their right to convert their options into cash. The Company recognized a compensation charge of $8,011,066 in connection with the exercise of these options into cash. This charge is included as part of the Merger Costs recorded by the Company in 1998 (see Note B).

  In connection with the Merger, the Company adopted the Harborside Healthcare Corporation Stock Incentive Plan (the "Stock Option Plan"). The Stock Option Plan is administered by the Board of Directors of the Company. The Board of Directors designates which employees of the Company will be eligible to receive awards under the Stock Option Plan, and the amount, timing, and other terms and conditions applicable to such awards. Options will expire on the date determined by the Board of Directors, which will not be later than 30 days after the seventh anniversary of the grant date. Optionees will have certain rights to put to the Company, and the Company will have certain rights to call from the optionee, vested stock options upon termination of the optionee's employment with the Company prior to an initial public offering. All options granted under the Stock Option Plan during 1998 were granted with an exercise price equal to $25.00, equal to the fair market value of the stock on the date of grant. Options granted under the Stock Option Plan during 1998 vest at the end of a seven year period or earlier if certain financial performance criteria are met. In the case of a public offering of the Company's common stock, unvested options as of the date of such a public offering would continue to vest ratably over a three year period. A maximum of 806,815 shares have been reserved for issuance in connection with the Stock Option Plan.

  Information with respect to options granted under the Director Plan, the Stock Plan and the Stock Option Plan is as follows:

Options Outstanding:                    Number         Exercise Price       Weighted-Average
                                      of Shares           Per Share         Exercise Price
                                      ---------        --------------       ----------------
Balance at December 31, 1995              -                   -                    -
--------------------------------------------------------------------------------------------
Granted                               523,000          $ 8.15 - $11.75           $11.16
Cancelled                             (24,000)         $11.75                    $11.75
Balance at December 31, 1996          499,000          $ 8.15 - $11.75           $11.14
--------------------------------------------------------------------------------------------
Granted                               227,500          $11.69 - $18.69           $12.66
Exercised                              (8,665)         $11.75                    $11.75
Cancelled                             (52,334)         $11.75 - $12.00           $11.80
Balance at December 31, 1997          665,501          $ 8.15 - $18.69           $11.59
--------------------------------------------------------------------------------------------
Granted                               704,246          $19.50 - $25.00           $21.41
Exercised                            (651,422)         $ 8.15 - $21.69           $12.87
Cancelled                             (42,826)         $11.75 - $25.00           $23.35
Balance at December 31, 1998          675,499          $ 8.15 - $25.00           $23.06
============================================================================================

As of December 31, 1996 no options to purchase shares of the Company's common stock were exercisable. As of December 31, 1997, there were 187,000 exercisable options at a weighted-average exercise price of $11.20. As of December 31, 1998 there were 109,994 exercisable options at a weighted-average exercise price of $13.07.

  In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS No. 123, and has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's unaudited pro forma net income and pro forma net income per share for the years ended December 31, 1996, 1997 and 1998 would have been reduced to the amounts indicated below:

                     1996           1996           1997           1997            1998          1998
                     ----           ----           ----           ----            ----          ----
                   Pro Forma      Pro Forma                     Earnings                        Earnings (loss)
                   Earnings       Earnings       Earnings       Available      Earnings (loss)  Available
                   Available Per  Per Common     Available for  Per Common     Available for    Per Common
                   Common Shares  Share Diluted  Common Shares  Share Diluted  Common Shares    Share Diluted
                   -------------  -------------  -------------  -------------  --------------   ---------------
  As
Reported            $2,712,000      $0.42         $6,803,000       $0.84        $(26,483,000)      $(3.42)

   Pro
  forma             $2,372,000      $0.37         $5,733,000       $0.70        $(29,300,000)      $(3.78)

  The weighted average fair value of options granted was $4.72, $5.63 and $6.28 during 1996, 1997 and 1998 respectively. The fair value for each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, no dividend yield, and a risk-free interest rate of 6.5%, 6.2% and 5.4% for 1996, 1997 and 1998 respectively. Expected volatility of 40%, 40% and 0% (except for 109,994 in options held by senior management; such options have an assumed volatility of 40%) was assumed for the years ended December 31, 1996, 1997 and 1998, respectively.

  The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 1997 and 1998:

                                                                    1997            1998
                                                                    ----            ----
Numerator:
     Net Income (loss)                                            $6,803,000     (24,187,000)
     Preferred Stock dividends                                             -      (2,296,000)
                                                                  ----------     ------------
     Earning (loss) available for Common Shares                   $6,803,000     (26,483,000)
                                                                  ==========     ============
Denominator:
     Denominator for basic earnings (loss) per Common Share -
     weighted average shares                                       8,037,026       7,742,000
     Effect of dilutive securities - employee stock options          101,767               -
                                                                  ----------     ------------
     Denominator for diluted earnings (loss) per Common Share -
     adjusted weighted - average shares and assumed conversions    8,138,793       7,742,000
                                                                  ==========     ============
     Basic earnings (loss) per Common Share                       $     0.85      $    (3.42)
     Diluted earnings (loss) per Common Share                     $     0.84      $    (3.42)

  The denominator for basic earnings (loss) per Common Share includes 35,000 and 25,000 shares for the year ended December 31, 1997 and 1998, respectively, resulting from stock options issued within one year of the Company's public offering.

M. CONTINGENCIES

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

  The Company owns a 75% interest in a partnership which owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $6,400,000 made to this partnership to refinance a loan which funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The Partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership's debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

N. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The methods and assumptions used to estimate the fair value of each class of financial instruments, for those instruments for which it is practicable to estimate that value, and the estimated fair values of the financial instruments are as follows:

Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short effective maturity of these instruments.

Note Receivable

  The carrying value of the note receivable approximates its fair value at December 31, 1997 and 1998, based on the yield of the note and the present value of expected cash flows.

Long-term Debt

  The fair value of the Company's fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current
rates offered to the Company for debt of the same remaining maturities.   At
December 31, 1998, the fair market value of the Company's Senior Subordinated Debt was approximately $81,600,000. The book value of the Company's Senior Subordinated Debt was $104,076,000. The Company estimates that the fair value of its remaining fixed rate debt approximates its fair value.

O. RELATED PARTY TRANSACTIONS

  A former affiliate of the Company provides office space, legal, tax, data processing and other administrative services to the Company in return for a monthly fee. Total service charges under this arrangement were $700,000, $708,000 and $1,291,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

  At the time of the Merger, Investcorp International Inc. received a $6,000,000 management advisory and consulting service fee which is being expensed on a straight line basis over the life of the related five year agreement. The expense recognized by the Company in connection with this management agreement during the year ended December 31, 1998 was $500,000. As of December 31, 1998, $1,200,000 of the unamortized fee is classified in Prepaid and other expenses while $4,300,000 is classified as Other assets, net.

P.  RECENT ACQUISITIONS (Unaudited)

    The following unaudited pro forma financial information gives effect to all 1997 and 1998 acquisitions, as well as the August 11, 1998 Merger as if they had occurred on January 1, 1997, accordingly Merger Costs have been eliminated from this presentation. The pro forma financial results are not necessarily indicative of the actual results of operations which might have occurred or of the results of operations which may occur in the future.

                                               For the Years Ended December 31,
                                               --------------------------------
                                                    1997              1998
                                               --------------    --------------
     Total net revenues                         $313,262,000     $324,148,000
     Income before income taxes                    2,908,000          578,000
     Net income                                    1,774,000          353,000
     Preferred stock dividends                    (5,680,000)      (6,487,000)
     Loss available for common shares             (3,906,000)      (6,134,000)
     Loss per common share using
       8,139,000 and 7,742,000 common and
        common equivalent shares, respectively  $      (0.48)    $      (0.79)

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

  Certain of the Company's subsidiaries are precluded from guaranteeing the debt of the parent company (the "Non-Guarantors"), based on current agreements in effect. The Company's remaining subsidiaries (the "Guarantors") are not restricted from serving as guarantors of the parent company debt. The Guarantors are comprised of Harborside Healthcare Limited Partnership, Belmont Nursing Center Corp., Orchard Ridge Nursing Center Corp., Oakhurst Manor Nursing Center Corp., Riverside Retirement Limited Partnership, Harborside Toledo Limited Partnership, Harborside Connecticut Limited Partnership, Harborside of Florida Limited Partnership, Harborside of Ohio Limited Partnership, Harborside Healthcare Baltimore Limited Partnership, Harborside of Cleveland Limited Partnership, Harborside of Dayton Limited Partnership, Harborside Massachusetts Limited Partnership, Harborside of Rhode Island Limited Partnership, Harborside North Toledo Limited Partnership, Harborside Healthcare Advisors Limited Partnership, Harborside Toledo Corp., KHI Corporation, Harborside Danbury Limited Partnership, Harborside Acquisition Limited Partnership V, Harborside Acquisition Limited Partnership VI, Harborside Acquisition Limited Partnership VII, Harborside Acquisition Limited Partnership VIII, Harborside Acquisition Limited Partnership IX, Harborside Acquisition Limited Partnership X, Sailors, Inc., New Jersey Harborside Corp., Bridgewater Assisted Living Limited Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership, Harborside Rehabilitation Limited Partnership, Harborside Healthcare Network Limited Partnership and Harborside Health I Corporation.

  The information which follows presents the condensed consolidating financial position as of December 31, 1997 and 1998; the condensed consolidating results of operations for the years ended December 31, 1997 and 1998; and the consolidating cash flows for the years ended December 31, 1997 and 1998 of (a) the parent company only ("the Parent"), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidating Balance Sheet
                            As of December 31,1997
                            (dollars in thousands)

                                                  Parent    Guarantors    Non-Guarantors    Eliminations    Consolidated
                                                  ------    ----------    --------------    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                      $   698     $  4,383        $ 3,666        $      -        $  8,747
   Receivables, net of allowance                        -       24,845          9,321          (1,750)         32,416
   Intercompany receivable                         31,289            -              -         (31,289)              -
   Prepaid expenses and other                       4,696        4,604          1,761          (4,529)          6,532
   Prepaid income taxes                               179            -              -               -             179
   Deferred income taxes                                -        1,847            303               -           2,150
                                                  -------     --------        -------        --------        --------
Total current assets                               36,862       35,679         15,051         (37,568)         50,024

Restricted cash                                         -        2,374          3,001             170           5,545
Investment in limited partnership                  11,032       28,335          4,046         (43,413)              -
Property and equipment, net                             -       79,529         17,343               -          96,872
Intangible assets, net                                271        6,409          1,883               -           8,563
Note receivable                                         -        7,487              -               -           7,487
Deferred income taxes                                  71            -              -               -              71
                                                  -------     --------        -------        --------        --------
Total assets                                      $48,236     $159,813        $41,324        $(80,811)       $168,562
                                                  =======     ========        =======        ========        ========
LIABILITIES
Current liabilities:
   Current maturities of long-term debt                 -           20            166               -             186
   Current portion of capital lease
      obligation                                        -        3,924              -               -           3,924
   Accounts payable                                     -        6,209          3,176          (2,110)          7,275
   Intercompany payable                                 -       38,424          4,630         (43,054)              -
   Employee compensation and benefits                 280        7,075          3,386               -          10,741
   Other accrued liabilities                            -        2,216          2,024             177           4,417
   Accrued interest                                     -          251              -               -             251
   Current portion of deferred income                   -          240            369               -             609
                                                  -------     --------        -------        --------        --------
Total current liabilities                             280       58,359         13,751         (44,987)         27,403

Long-term portion of deferred income                    -          980          2,579               -           3,559
Long-term debt                                          -       17,162         16,294               -          33,456
Long-term  portion of capital lease obligation          -       52,353              8               -          52,361
                                                  -------     --------        -------        --------        --------
Total liabilities                                     280      128,854         32,632         (44,987)        116,779
                                                  -------     --------        -------        --------        --------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000
 shares authorized, 8,008,665 shares issued
 and outstanding                                       80        2,569          3,885          (6,454)             80
Additional paid-in capital                         48,213            -              -             227          48,440
Retained earnings (deficit)                          (337)       4,175         (2,267)          1,692           3,263
Partners' equity                                        -       24,215          7,074         (31,289)              -
                                                  -------     --------        -------        --------        --------
Total stockholders' equity                         47,956       30,959          8,692         (35,824)         51,783
                                                  -------     --------        -------        --------        --------
Total liabilities and stockholders'
equity                                            $48,236     $159,813        $41,324        $(80,811)       $168,562
                                                  =======     ========        =======        ========        ========

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidating Balance Sheet
                            As of December 31,1998
                            (dollars in thousands)

                                                  Parent    Guarantors    Non-Guarantors    Eliminations    Consolidated
                                                  ------    ----------    --------------    ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents                 $      51     $     99        $   746        $      -        $    896
      Receivables, net of allowance                     -       36,485         15,733          (2,272)         49,946
      Intercompany receivable                     116,555            -              -        (116,555)              -
      Prepaid expenses and other                    1,268        7,291          2,804            (429)         10,934
      Prepaid income taxes                          3,873            -              -               -           3,873
      Deferred income taxes                         2,150        1,934              -               -           4,084
                                                  -------     --------        -------        --------        --------
Total current assets                              123,897       45,809         19,283        (119,256)         69,733

Restricted cash                                         -        2,162            472            (524)          2,110
Investment in limited partnership                  15,584            -          4,044         (19,628)              -
Property and equipment, net                             -      142,383         18,595            (474)        160,504
Intangible assets, net                             10,532        6,176          1,642            (177)         18,173
Other assets, net                                   4,300            -              -               -           4,300
Note receivable                                         -        7,487              -               -           7,487
Deferred income taxes                                  71        2,158              -               -           2,229
                                                  -------     --------        -------        --------        --------
Total assets                                     $154,384     $206,175        $44,036       $(140,059)       $264,536
                                                  =======     ========        =======        ========        ========
LIABILITIES
Current liabilities:
      Current maturities of long-term debt       $      -     $     22        $   185       $       -        $    207
      Current portion of capital lease
      obligation                                        -        4,278              -               -           4,278
      Accounts payable                                  -        5,010          3,159            (768)          7,401
      Intercompany payable                              -       90,284          8,923         (99,207)              -
      Employee compensation and benefits                -        9,853          3,367               -          13,220
      Other accrued liabilities                     3,254        3,306            925               -           7,485
      Accrued interest                              1,385        3,260              -          (4,583)             62
      Current portion of deferred income                -            -              -             677             677
                                                  -------     --------        -------        --------        --------
Total current liabilities                           4,639      116,013         16,559        (103,881)         33,330
Long-term portion of deferred income                    -        1,202          2,579            (677)          3,104
Long-term debt                                    112,243        2,721         16,109           3,400         134,473
Long-term  portion of capital lease obligation          -       54,348              -          (3,095)         51,253
                                                  -------     --------        -------        --------        --------
Total liabilities                                 116,882      174,284         35,247        (104,253)        222,160
                                                  -------     --------        -------        --------        --------

Exchangeable preferred stock, redeemable,
  $.01 par value, with a liquidating value
  of $1,000 per share; 500,000 shares
  authorized; 42,293 shares issued and
  outstanding                                      42,293            -              -               -          42,293
                                                  -------     --------        -------        --------        --------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 19,000,000
  shares authorized, 7,261,332 shares issued
  and outstanding                                     146        2,569          3,885          (6,454)            146
Additional paid-in capital                        204,381            -              -             226         204,607
Treasury stock                                   (183,746)           -              -               -        (183,746)
Retained earnings (deficit)                       (25,572)       4,567         (2,170)          2,251         (20,924)
Partners' equity                                        -       24,755          7,074         (31,829)             -
                                                  -------     --------        -------        --------        --------
Total stockholders' equity                         (4,791)      31,891          8,789         (35,806)             83
                                                  -------     --------        -------        --------        --------
Total liabilities and stockholders'
equity                                           $154,384     $206,175        $44,036       $(140,059)       $264,536
                                                  =======     ========        =======        ========        ========


              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statement of Operations
                    For  the year  ended December 31, 1997
                            (dollars in thousands)

                                                  Parent    Guarantors    Non-Guarantors    Eliminations    Consolidated
                                                  ------    ----------    --------------    ------------    ------------
Total net revenues                                $     -     $152,476       $101,480        $(32,179)       $221,777
                                                  -------     --------       --------        --------        --------
Expenses:
Facility operating                                      -      113,686         83,595         (20,877)        176,404
General and administrative                            612        9,499             37             805          10,953
Service charges paid to affiliate                       -          708              -               -             708
Depreciation and amortization                          70        2,599          1,405               -           4,074
Facility rent                                           -        4,209          8,237               -          12,446
Management fees paid to affiliates                      -        6,039          6,085         (12,124)              -
                                                  -------     --------       --------        --------        --------
Total expenses                                        682      136,740         99,359         (32,196)        204,585
                                                  -------     --------       --------        --------        --------
Income (loss) from operations                        (682)      15,736          2,121              17          17,192

Other:
Interest expense, net                                (108)       5,488            473               -           5,853
Other expense (income)                                  -          189              -               -             189
                                                  -------     --------       --------        --------        --------
Income (loss) before income taxes                    (574)      10,059          1,648              17          11,150
Income tax expense (benefit)                         (224)       3,927            644               -           4,347
                                                  -------     --------       --------        --------        --------
Net income (loss)                                 $  (350)    $  6,132       $  1,004        $     17        $  6,803
                                                  =======     ========       ========        ========        ========



              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statement of Operations
                    For  the year  ended December 31, 1998
                            (dollars in thousands)

                                                  Parent    Guarantors    Non-Guarantors    Eliminations    Consolidated
                                                  -------   ----------    --------------    ------------    ------------
Total net revenues                                $           $234,672       $104,280        $(27,908)       $311,044
                                                  -------     --------       --------        --------        --------
Expenses:
Facility operating                                      -      187,849         86,059         (27,908)        246,000
General and administrative                            150       15,272              -               -          15,422
Service charges paid to affiliate                       -        1,291              -               -           1,291
Amortization of prepaid management fee                500            -              -               -             500
Depreciation and amortization                         624        4,150          1,576               -           6,350
Facility rent                                           -       14,110          8,302               -          22,412
Merger costs                                       27,047        9,874            251               -          37,172
Management fees paid to affiliates                      -       (6,203)         6,203               -               -
                                                  -------     --------        -------        --------        --------
Total expenses                                     28,321      226,343        102,391         (27,908)        329,147
                                                  -------     --------        -------        --------        --------
Income (loss) from  operations                    (28,321)       8,329          1,889               -         (18,103)

Other:
Interest expense, net                               2,015        7,687          1,569               -          11,271
Other expense (income)                                  -            -              -            (167)           (167)
                                                  -------     --------        -------        --------        --------
Income (loss) before income taxes                 (30,336)         642            320             167         (29,207)
Income tax expense (benefit)                       (5,101)         250            223            (392)         (5,020)
                                                  -------     --------        -------        --------        --------
Net income (loss)                                $(25,235)    $    392       $     97        $    559        $(24,187)
                                                  =======     ========        =======        ========        ========

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statement of Cash Flows
                     For the year  ended December 31, 1997
                            (dollars in thousands)

                                                         Parent    Guarantors    Non-Guarantors    Eliminations    Consolidated
                                                         ------    ----------    --------------    ------------    ------------
Operating activities:
Net cash provided (used) by operating activities          $  455     $  6,102        $(1,135)       $    199        $  5,621
                                                         -------     --------        -------        --------        --------
Investing activities:
    Additions to property and equipment                        -       (3,543)        (1,731)              -          (5,274)
    Additions to intangibles                                (341)      (5,884)           (20)            (56)         (6,301)
    Receipt of note receivable                                 -       (7,487)             -               -          (7,487)
    Transfers to restricted cash, net                          -       (1,588)           (34)           (172)         (1,794)
    Repayment of demand note from limited
      partnership                                              -        1,369              -               -           1,369
                                                         -------     --------        -------        --------        --------
Net cash  (used) by investing activities                    (341)     (17,133)        (1,785)           (228)        (19,487)
                                                         -------     --------        -------        --------        --------
Financing activities:
      Borrowing under the revolving  line of
        credit                                                 -       15,600              -               -          15,600
      Payment of long-term debt                                -          (22)          (144)              -            (166)
      Principal payments of capital lease obligation           -       (3,952)             8               -          (3,944)
      Receipt of cash in connection with lease                 -        1,301              -               -           1,301
      Exercise of stock options                              100            -              -               -             100
      Other                                                   21            -              -             (21)              -
                                                         -------     --------        -------        --------        --------
Net cash provided (used) by financing activities             121       12,927           (136)            (21)         12,891
                                                         -------     --------        -------        --------        --------
Net increase (decrease) in cash and cash equivalents         235        1,896         (3,056)            (50)           (975)
Cash and cash equivalents, beginning of year                 463        2,482          6,727              50           9,722
                                                         -------     --------        -------        --------        --------
Cash and cash equivalents, end of year                   $   698     $  4,378       $  3,671        $      -        $  8,747
                                                         =======     ========        =======        ========        ========
Supplemental Disclosure:
Interest paid                                            $           $  3,104        $   267        $      -        $  3,371
                                                         =======     ========        =======        ========        ========
Income taxes paid                                        $ 5,783     $      -        $     -        $      -        $  5,783
                                                         =======     ========        =======        ========        ========

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statement of Cash Flows
                     For the year  ended December 31, 1998
                            (dollars in thousands)

                                                         Parent    Guarantors    Non-Guarantors    Eliminations    Consolidated
                                                         ------    ----------    --------------    ------------    ------------
Operating activities:
Net cash provided (used) by operating activities         $(110,038)  $ 77,121        $(3,033)       $(3,497)       $ (39,447)
                                                         ---------   --------        -------        --------        --------
Investing activities:
  Additions to property and equipment                            -    (68,817)        (2,591)         2,803          (68,605)
  Additions to intangibles                                  (4,885)    (8,613)             4              -          (13,494)
  Transfers to restricted cash, net                              -        212          2,529            694            3,435
                                                         ---------   --------        -------        --------        --------
Net cash  provided (used) by investing activities           (4,885)   (77,218)           (58)         3,497          (78,664)
                                                         ---------   --------        -------        --------        --------
Financing activities:
  Borrowings under the revolving line of credit                  -     17,150              -              -           17,150
  Repaid on revolving line of credit                             -    (20,000)             -              -          (20,000)
  Payment of long-term debt                                      -       (357)           166              -             (191)
  Issuance of bonds payable                                 99,493          -              -              -           99,493
  Issuance of Preferred Stock                               40,000          -              -              -           40,000
  Purchase of Treasury stock                              (183,746)         -              -              -         (183,746)
  Proceeds from sale of common stock                       158,500          -              -              -          158,500
  Principal payments of capital lease obligation                 -     (3,939)             -              -           (3,939)
  Receipt of cash in connection with lease                       -      2,964              -              -            2,964
  Exercise of stock options                                     29          -              -              -               29
                                                         ---------   --------        -------        --------        --------
Net cash provided (used) by financing activities           114,276     (4,182)           166              -          110,260
                                                         ---------   --------        -------        --------        --------
Net increase (decrease) in cash and cash equivalents          (647)    (4,279)        (2,925)             -           (7,851)
Cash and cash equivalents, beginning of year                   698      4,378          3,671              -            8,747
                                                         ---------   --------        -------        --------        --------
Cash and cash equivalents, end of year                   $      51   $     99        $   746        $      -        $    896
                                                         =========   ========        =======        ========        ========
Supplemental Disclosure:
Interest paid                                            $     650   $  2,480        $   506        $      -        $  3,636
                                                         =========   ========        =======        ========        ========
Income taxes paid                                        $   3,047   $      -        $     -        $      -        $  3,047
                                                         =========   ========        =======        ========        ========



R.  SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company's unaudited quarterly financial information follows:

                         Year Ended December 31, 1998
                         ----------------------------

                                             First         Second         Third          Fourth
                                             Quarter       Quarter        Quarter        Quarter
                                             -------       -------        -------        -------
Total net revenues                         $72,454,000   $76,186,000    $ 78,697,000   $83,707,000
Income (loss) from operations                4,754,000     4,869,000     (32,786,000)    5,060,000
Income (loss) before
 income taxes                                3,073,000     3,276,000     (36,360,000)      804,000
Income taxes (benefit)                       1,198,000     1,278,000      (7,460,000)      (36,000)
Net income (loss)                            1,875,000     1,998,000     (28,900,000)      840,000
Preferred stock dividends                           --            --        (915,000)   (1,381,000)
Earning available for common shares          1,875,000     1,998,000     (29,815,000)     (541,000)
Earnings (loss) per common share
   Basic                                   $      0.23   $      0.25    $      (3.93)   $    (0.07)
   Diluted                                 $      0.23   $      0.24    $      (3.93)   $    (0.07)


                         Year Ended December 31, 1997
                         ----------------------------

                                             First         Second         Third          Fourth
                                             Quarter       Quarter        Quarter        Quarter
                                             -------       -------        -------        -------
Total net revenues                         $47,384,000   $50,292,000    $ 57,964,000   $66,137,000
Income from operations                       3,822,000     4,069,000       4,455,000     4,846,000

Income before taxes                          2,461,000     2,613,000       2,773,000     3,303,000
Income taxes                                   959,000     1,020,000       1,081,000     1,287,000
Net income                                   1,502,000     1,593,000       1,692,000     2,016,000
Earnings per common share
  Basic                                    $      0.19   $      0.20    $       0.21   $      0.25
  Diluted                                  $      0.19   $      0.20    $       0.21   $      0.24



                         Year Ended December 31, 1996
                         ----------------------------
                                             First         Second         Third          Fourth
                                             Quarter       Quarter        Quarter        Quarter
                                             -------       -------        -------        -------
Total net revenues                         $34,931,000   $36,872,000       $ 45,903,000   $47,706,000
Income from operations                       1,307,000       846,000 (1)      3,655,000     3,918,000

Income (loss) before
    income taxes and
    extraordinary loss                         205,000      (229,000)         2,312,000     2,541,000
Income taxes (benefit)                              --      (400,000)           902,000       307,000
Income before
    extraordinary loss                         205,000       171,000          1,410,000     2,234,000
Extraordinary loss                                  --    (1,318,000)(2)             --            --
Net income (loss)                              205,000    (1,147,000)         1,410,000     2,234,000
Earnings (loss) per share-
       basic and diluted                                                   $       0.18   $      0.28

Pro forma income taxes
   (benefit)                                    80,000      (489,000)
Pro forma income before
   extraordinary loss                          125,000       260,000
Pro forma net income (loss)                    125,000    (1,058,000)
Pro forma  earnings before
   extraordinary loss
   per common share
   basic and diluted                       $      0.03   $      0.05
Pro forma earnings (loss)
   per common share - basic and diluted    $      0.03   $     (0.21)

(1) Includes $1,716,000 of special compensation and other expenses incurred primarily as a result of the IPO (see Note L)

(2) A portion of the proceeds of the IPO was used to repay long-term debt in June 1996. The resulting loss on early retirement of debt is presented as an extraordinary loss net of related tax benefit (see Note H)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The Company pays no remuneration to its employees or to executives of Investcorp for serving as directors.

  The following table sets forth the names and ages of each Director of the Company, their principal offices with the company, their term of office as a Director and any periods during which they have served as such:

Name and Principal Offices with the Company

     NAME                   AGE                 POSITION
     ----                   ---                 --------
Stephen L. Guillard         49      Chairman, President, Chief Executive Officer and Director
Damian N. Dell'Anno         39      Executive Vice President, Chief Operating Officer and Director
William H. Stephan          42      Senior Vice President, Chief Financial Officer and Director
Christopher J. O'Brien      40      Director
Charles J. Philippin        47      Director
Lars  C. Haegg              33      Director
Robert G. Sharp             33      Director
Edward G. Lord III          50      Director
James O. Egan               50      Director
Charles J. Marquis          56      Director


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

  Christopher J. O'Brien has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since December 1993. Prior to joining Investcorp, he was a Managing Director of Mancuso & Company, a private New York-based merchant bank. He is a director of Falcon Building Products, Inc., Simmons Holdings, Inc., Star Markets Holdings, Inc., CSK Auto Corporation and The William Carter Company.

  Charles J. Philippin has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since July 1994. Prior to joining Investcorp, he was a partner of Coopers & Lybrand L.L.P., an accounting firm. He is a director of Falcon Building Products, Inc., Werner Holding Co. (DE), Inc., Saks Holdings, Inc., CSK Auto Corporation, Star Markets Holdings, Inc., Stratus Computer System International, Carvel Corporation and The William Carter Company.

  Lars C. Haegg has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since February 1998. Prior to joining Investcorp, he was employed by McKinsey & Company, Inc., a consulting firm, as an Engagement Manager; and Strategic Planning Associates (now Mercer Management Consulting), a consulting firm, as a Senior Associate.

  Robert G. Sharp has been and executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since May 1996. Prior to joining Investcorp, he was a Vice President of Bankers Trust Securities Corporation, an investment banking firm.

  Edward G. Lord III has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since November 1994. Prior to joining Investcorp, he was a Director and Chief Operating Officer of Kettaneh Group, a real estate investment firm. He is a director of CSK Auto Corporation.

  James O. Egan has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, he was employed by KPMG, an accounting firm, as a Partner; Riverwood International, a paperboard, packaging and machinery company, as Senior Vice President and Chief Financial Officer; and Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP), an accounting firm, as a Partner. He is a director of Falcon Building Products, Inc., Werner Holding Co. (DE), Inc. and Stratus Computer System International.

  Charles J. Marquis has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, he was a partner of Gibson, Dunn & Crutcher LLP, a law firm. He is a director of Falcon Building Products, Inc. and Stratus Computer System International.

EXECUTIVE OFFICERS

  The following table sets forth certain information with respect to the executive officers of the Company:

     NAME                   AGE                 POSITION
     ----                   ---                 --------
Stephen L. Guillard         49       Chairman, President, Chief Executive Officer and Director
Damian N. Dell'Anno         39       Executive Vice President, Chief Operating Officer and Director
William H. Stephan          42       Senior Vice President, Chief Financial Officer and Director
Bruce J. Beardsley          35       Senior Vice President of Acquisitions
Michael E. Gomez, R.P.T.    37       Senior Vice President of Rehabilitation Services
Steven Raso                 34       Senior Vice President of Operations


  Information on Mr. Guillard, Mr. Dell'Anno and Mr. Stephan appears above.

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

  Steven V. Raso has served as Senior Vice President of Operations since 1998. From 1994 to 1998, he served as Vice President of Reimbursement for the Company and he served as Director of Reimbursement and Budgets from 1989 to 1994. In these capacities, Mr. Raso has been responsible for various aspects of Company Operations, including the Medicare and Medicaid reimbursement cost reporting functions, including audits, appeals, licensing and rate determinations. Mr. Raso also oversees the budgeting, accounts receivable and compliance departments within the Company.

ITEM 11. EXECUTIVE COMPENSATION

                                     Annual Compensation                    Long Term Compensation
                                                                             Awards              Payouts

                                                   Other                          Securities
                                                   Annual           Restricted    Underlying               All Other
Name and                       Salary     Bonus    Compen-          Stock          Options/      LTIP      Compen-
Principal Position     Year     ($)      ($)(1)    sation ($)(2)    Award(s)        SARs #      Payouts    sation ($)(3)(4)
------------------     ----    ------    ------    -------------    ----------    ----------    -------    ----------------
Stephen L. Guillard    1998    348,579   300,000   1,854,500            0          184,904          0         761,419
Chairman, President    1997    300,300   232,500       0                0           55,000          0          16,250
And Chief Executive    1996    310,802   548,000       0                0           80,000          0          15,927
  Officer

Damian N. Dell'Anno    1998    225,344   100,000     916,643            0          117,666          0         349,150
Executive Vice         1997    192,115   117,000       0                0           27,000          0           7,578
President of           1996    176,371   266,000       0                0           50,000          0           5,152
  Operations

Bruce J. Beardsley     1998    195,227    40,000     435,370            0           80,641          0         210,195
Senior Vice            1997    151,153    70,000       0                0           17,000          0           8,178
President of           1996    131,905   237,333       0                0           40,000          0           7,385
  Acquisitions

William H. Stephan     1998    186,230    40,000     432,505            0           80,641          0         199,007
Senior Vice            1997    146,154    60,000       0                0           16,000          0           7,346
President and          1996    127,605   180,250       0                0           40,000          0           6,423
  Chief Financial
  Officer

Steven V. Raso         1998    138,462    20,000     278,780            0           55,771          0         147,442
Senior Vice            1997    111,153    35,000       0                0           18,000          0           5,923
President of           1996     93,187    95,000       0                0           20,000          0           5,648
  Operations



(1) 1996 amounts includes special bonuses paid to Messrs. Guillard and Dell'Anno of $438,000 and $212,000, respectively and payments to Messrs. Beardsley, Stephan and Montgomery in the amounts of $185,250, $150,250 and $67,000, respectively, under the Executive Plan. See "Employment Agreements and Change of Control Arrangements", below.

(2) Includes stock options exercised on August 11, 1998 in connection with the Merger.

(3) Includes matching contributions made by the Company under its Supplemental Executive Retirement Plan and 401(k) Plan.

(4) Includes "Change in Control" payments made and forgiveness of loans used to purchase stock, as provided in the Employee Agreements referred to below.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                              INDIVIDUAL GRANTS

                         NUMBER OF      PERCENT OF TOTAL                                            GRANT
                        SECURITIES       OPTIONS/SARS                                                 DATE
                        UNDERLYING        GRANTED TO       EXERCISE OR                             PRESENT
                        OPTION/SARS      EMPLOYEES IN       BASE PRICE         EXPIRATION           VALUE
     NAME               GRANTED (#)      FISCAL YEAR          ($/SH)              DATE             ($)(3)
     ----               -----------    ----------------    -----------     ------------------     ---------
Stephen L. Guillard     (1)  24,000         3.5               21.69             April 2, 2008      226,944
                        (2) 160,904        23.3               25.00        September 11, 2008      927,129

Damian N. Dell'Anno     (1)  13,000         1.9               21.69             April 2, 2008      122,928
                        (2) 104,666        15.2               25.00        September 11, 2008      603,085

Bruce J. Beardsley      (1)   8,000         1.2               21.69             April 2, 2008       75,648
                        (2)  72,641        10.5               25.00        September 11, 2008      418,557

William H. Stephan      (1)   8,000         1.2               21.69             April 2, 2008       75,648
                        (2)  72,641        10.5               25.00        September 11, 2008      418,557

Steven V. Raso          (1)   5,000         0.7               21.69             April 2, 2008       47,280
                        (2)  50,771         7.4               25.00        September 11, 2008      292,543

(1) Messrs. Guillard, Dell'Anno, Beardsley, Stephan and Raso received options to purchase shares of Harborside Common Stock on April 2, 1998. All of these options became exercisable on August 11, 1998 in connection with the Merger. The options terminate (with certain exceptions) on the tenth anniversary of their date of grant.

(2) Messrs. Guillard, Dell'Anno, Beardsley, Stephan and Raso received options to purchase shares of Harborside Class C Common Stock on August 11, 1998. These options become exercisable on the seventh anniversary of their grant or earlier if certain financial performance criteria are met. The options terminate (with certain exceptions) thirty days after the seventh anniversary of their date of grant.

(3) The fair value of each stock option granted on April 2, 1998 is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: an expected life of five years, no dividend yield, expected volatility of 40%, and a risk-free interest rate of 6.2%. The fair value of each stock option granted on August 11, 1998 is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: an expected life of five years, no dividend yield, expected volatility of 0%, and a risk-free interest rate of 6.2%.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                           NUMBER OF
                                                           SECURITIES         VALUE OF
                                                           UNDERLYING        UNEXERCISED
                                                           UNEXERCISED       IN-THE MONEY
                                                         OPTIONS/SARS AT    OPTIONS/SARS AT
                                                         FISCAL YEAR END   FISCAL YEAR END ($)
                        SHARES
                        ACQUIRED ON      VALUE            EXERCISABLE/        EXERCISABLE/
      NAME              EXERCISE (#)     REALIZED($)      UNEXERCISABLE       UNEXERCISABLE(1)
   ---------            ------------     -----------     ---------------     -----------------

Stephen L. Guillard        159,000        1,854,500            0/160,904              0
Damian N. Dell'Anno         79,440          916,643       10,560/104,666              0
Bruce J. Beardsley          25,838          435,370        39,162/72,641              0
William H. Stephan          25,668          432,505        38,332/72,641              0
Steven V. Raso              21,060          278,780        21,940/50,771              0


(1) Underlying shares are not publicly traded and are subject to repurchase by the Company under certain circumstances at the employee's cost or at the then current value of the underlying share, as determined by the Company's Board of Directors upon the termination of the employee's employment with the Company. None of these options are classified as in-the-money for purposes of this table. The Company has not established any recent valuations for such shares.

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso (collectively, the "Employment Agreements"). Under the terms of the Employment Agreements, Mr. Guillard serves as President and Chief Executive Officer of the Company and receives a minimum base salary payable at an annual rate of $345,000, Mr. Dell'Anno serves as Executive Vice President and Chief Operating Officer of the Company and receives a minimum base salary payable at an annual rate of $225,000, Mr. Stephan serves as Senior Vice President and Chief Financial Officer of the Company and receives a minimum base salary payable at an annual rate of $190,000, Mr. Beardsley serves as Senior Vice President of Acquisitions of the Company and receives a minimum base salary payable at an annual rate of $200,000 and Mr. Raso serves as Senior Vice President of Operations of the Company and receives a minimum base salary payable at an annual rate of $140,000. The salaries of Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso were to be increased to $375,000, $240,000, $200,000, $215,000 and $150,000, respectively, effective April 1,
1999. As of April 1, 1999 Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso have, at least temporarily, elected to forgo the scheduled compensation adjustments. Under the terms of these Employment Agreements, the salaries of each officer will be subject to further adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company.

  The Employment Agreements also provide (i) for an annual bonus to be paid to Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso, part of which will be based upon achievement of specific performance targets and part of which will be discretionary, in maximum amounts of 120% of base salary in the case of Mr. Guillard, 96% of base salary in the case of Mr. Dell'Anno and 78% of base salary in the cases of Messrs. Stephan, Beardsley and Raso, and (ii) that upon termination of employment prior to an initial public offering, the Company will have certain rights to call from such officers shares of Harborside Common Stock owned by such officers (including shares underlying then-exercisable stock options), and such officers will have certain rights to put such shares to an affiliate of Investcorp (subject to a right of first refusal in favor of the Company).

  Each officer has the right to terminate his Employment Agreement on 30 days notice. The Company has the right to terminate an Employment Agreement without obligation for severance only for Good Cause (as defined in the Employment Agreements). The Employment Agreements provide for severance benefits to be paid in the event an officer's employment is terminated if such termination is, in the case of termination by the Company, without Good Cause, or, in the case of termination by an officer, for Good Reason (as defined in the Employment Agreements). If the Company terminates the employment of an officer without Good Cause or the officer terminates his employment for Good Reason, the officer will be entitled to receive severance benefits which will include (i) the vesting of the pro rata portion of stock options subject to vesting in the then current year attributable to the part of the year that the officer was employed, if the applicable performance targets are met, (ii) the ability to exercise vested stock options for the period ending on the earlier of the date that is 180 days from the date his employment is terminated or the specific expiration date stated in the options, and (iii) in the case of Mr. Guillard, for the period ending 24 months after termination, and in the cases of Messrs. Dell'Anno, Stephan, Beardsley and Raso, for the period ending 12 months after termination, payment of the officer's compensation at the rate most recently in effect; subject to such officer's compliance with noncompetition and nonsolicitation covenants for such 12 or 24 month period, as applicable.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

  Effective September 15, 1995, Harborside established a Supplemental Executive Retirement Plan ("SERP") to provide benefits for key employees of Harborside. Participants may defer up to 25% of their salary and bonus compensation by making contributions to the SERP. Amounts deferred by the participant are credited to his or her account and are always fully vested. Harborside matches 50% of amounts contributed until 10% of base salary has been contributed. Matching contributions made by Harborside become vested as of January 1 of the second year following the end of the plan year for which contributions were credited, provided the employee is still employed with Harborside on that date. In addition, participants will be fully vested in such matching contribution amounts in the case of death or permanent disability or at the discretion of Harborside. Participants are eligible to receive benefits distributions upon retirement or in certain pre-designated years. Participants may not receive distributions prior to a pre-designated year, except in the case of termination, death or disability or demonstrated financial hardship. Only amounts contributed by the employee may be distributed because of financial hardship. Although amounts deferred and Company matching contributions are deposited in a "rabbi trust," they are subject to risk of loss. If Harborside becomes insolvent, the rights of participants in the SERP would be those of an unsecured general creditor of Harborside.

STOCK INCENTIVE PLAN

  Immediately following the Merger, the Company adopted the Harborside Healthcare Corporation Stock Incentive Plan (the "Stock Option Plan"). Initially, 806,815 shares were made available to be awarded under the Stock Option Plan, representing approximately 10% of the shares of common stock of Harborside outstanding immediately after the Effective Time, determined after giving effect to the exercise of the options issued or issuable under the Stock Option Plan. Options to purchase approximately 7.7% of such shares (determined on such basis) were granted to members of the Company's management upon consummation of the Merger. Options for the remaining approximately 2.3% of the shares of capital stock of the Company (determined on such basis) have been reserved for grant to current or future officers and employees of the Company.

  The Stock Option Plan is administered by the Company's Board of Directors. The Board designates which employees of the Company are eligible to receive awards under the Stock Option Plan, and the amount, timing and other terms and conditions applicable to such awards. Future options will be exercisable in accordance with the terms established by the Board and will expire on the date determined by the Board, which will not be later than 30 days after the seventh anniversary of the grant date. An optionee will have certain rights to put to the Company, and the Company will have certain rights to call from the optionee, vested stock options issued to the optionee under the Stock Option Plan upon termination of the optionee's employment with the Company prior to an initial public offering.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

  The Company is authorized to issue shares of five classes of common stock, each with a par value of $0.01, consisting of Class A Common Stock ("Harborside Class A Common Stock"), Class B Common Stock ("Harborside Class B Common Stock"), Class C Common Stock ("Harborside Class C Common Stock"), Class D Common Stock ("Harborside Class D Common Stock") and Common Stock ("Common Stock") (collectively "Harborside Common Stock"). Harborside Class A Common Stock, Harborside Class D Common Stock and Common Stock are the only classes of the Company's common stock that have the power to vote. Holders of Harborside Class B Common Stock and Harborside Class C Common Stock do not have any voting rights, except that the holders of Harborside Class B Common Stock and Harborside Class C Common Stock have the right to vote as a class to the extent required under the laws of the State of Delaware.

  As of March 31, 1999, there were 661,332 shares of Harborside Class A Common Stock, 20,000 shares of Harborside Class D Common Stock and no shares of Common Stock outstanding. Holders of shares of Harborside Class A Common Stock and Common Stock of the Company are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. Holders of Harborside Class D Common Stock as of the Effective Time are entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL.

  As a result of the consummtion of the Merger, the New Investors beneficially own all of the outstanding Harborside Class D Common Stock, constituting approximately 91% of the outstanding voting stock of the Company, and pre-Merger stockholders, including certain members of management, beneficially own all of the outstanding Harborside Class A Common Stock, constituting approximately 9% of the outstanding voting stock of the Company. In addition, the New Investors own 5,940,000 shares of Harborside Class B Common Stock and 640,000 shares of Harborside Class C Common Stock.

  The following table sets forth certain information regarding the beneficial ownership of the voting stock of the Company as of March 31, 1999. The table sets forth, as of that date, (i) each person known by the Company to be the beneficial owner of more than 5% of any class of voting stock of the Company,
(ii) each person who was a director of the Company or a named executive officer of the Company who beneficially owned shares of voting stock of the Company and
(iii) all directors of the Company and executive officers of the Company as a group. None of the Company's directors or officers own shares of Harborside Class D Common Stock. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.


                        HARBORSIDE CLASS A COMMON STOCK
                             (9% Of Voting Power)

Name and address                           Number of   Number of                Percent of
Beneficial Owner (1)                       Shares (2)  Options (3)  Total       Class (4)
---------------------                      ----------  -----------  ----------  ---------
George Krupp (5).........................    194,162           --      194,162      29.4
Douglas Krupp (5)........................    194,163           --      194,163      29.4
Stephen L. Guillard......................    177,688           --      177,688      26.9
Damian N. Dell'Anno......................     47,563       10,560       58,123       8.7
Bruce J. Beardsley.......................         --       39,162       39,162       5.6
William H. Stephan.......................        400       38,332       38,732       5.5
Steven V. Raso...........................         --       21,940       21,940       3.2
All directors and executive officers as
a group, including certain of the
persons named above (10 persons).........    225,561      109,994      335,555      43.5


                        HARBORSIDE CLASS D COMMON STOCK
                             (91% Of Voting Power)

                                               Number of    Percent
Name and address of Beneficial Owner           Shares (2)   of Class
------------------------------------           ----------   --------
INVESTCORP S.A. (6)(7)....................      20,000        100.0
SIPCO Limited (8).........................      20,000        100.0
CIP Limited (9)(10).......................      18,400         92.0
Ballet Limited (9)(10)....................       1,840          9.2
Denary Limited (9)(10)....................       1,840          9.2
Gleam Limited (9)(10).....................       1,840          9.2
Highlands Limited (9)(10).................       1,840          9.2
Nobel Limited (9)(10).....................       1,840          9.2



Outrigger Limited (9)(10).................       1,840          9.2
Quill Limited (9)(10).....................       1,840          9.2
Radial Limited (9)(10)....................       1,840          9.2
Shoreline Limited (9)(10).................       1,840          9.2
Zinnia Limited (9)(10)....................       1,840          9.2
INVESTCORP Investment Equity Limited (7)..       1,600          8.0



(1) The address of each person listed in the table as a holder of Harborside Class A Common Stock is c/o Harborside Healthcare Corporation, One Beacon Street, Boston, Massachusetts 02108.

(2) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security.

(3) Includes shares of stock that are subject to options exercisable within 60 days of March 31, 1999. The options granted upon consummation of the Merger pursuant to the Issuer's new Stock Option Plan are not included in this table because they are not exercisable within 60 days of March 31, 1999.

(4) Reflects the percentage such shares and options represent of the number of outstanding shares of such class of the Issuer's common stock after giving effect to the exercise of options owned by such person or persons.

(5) The shares beneficially owned by George Krupp are owned of record by The George Krupp 1994 Family Trust ("GKFT"). The shares beneficially owned by Douglas Krupp are owned of record by The Douglas Krupp 1994 Family Trust ("DKFT"). The trustees of both GKFT and DKFT are Lawrence I. Silverstein, Paul Krupp and M. Gordon Ehrlich (the "Trustees"). The Trustees share control over the power to dispose of the assets of GKFT and DKFT and thus each may be deemed to beneficially own the shares held by GKFT and DKFT; however, each of the Trustees disclaims beneficial ownership of all of such shares.

(6) Investcorp does not directly own any stock in the Issuer. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see note (7) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see note (10) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and disposition of the Issuer voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(7) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. CIP Limited ("CIP") owns no stock in the Issuer. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see note (10) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of the Issuer held by such entities because CIP acts as a director of such entities and the ultimate beneficial stockholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of the Issuer's voting stock. Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, GeorgeTown, Grand Cayman, Cayman Islands.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On the date of the Merger, the Company received $165.0 million of common equity capital provided by the New Investors. An affiliate of Investcorp was paid by the Company a fee of $6.5 million for services rendered outside of the United States in connection with the raising of the equity capital from the international investors. In connection with the Merger, the Company paid III, an affiliate of the Company and of Investcorp, a loan finance advisory fee of $4.0 million and Invifin S.A., an affiliate of Investcorp, a fee of $1.5 million for providing a standby commitment to fund the $99.5 million of Old Notes. In connection with the closing of the Merger, the Company entered into an agreement for management advisory and consulting services for a five-year term with III, pursuant to which the Company prepaid III $6.0 million upon such closing.

  Pursuant to the Merger Agreement, at the date of the Merger the Company entered into a master rights agreement for the benefit of The Berkshire Companies Limited Partnership, a Massachusetts limited partnership that was affiliated with Harborside prior to the date of the Merger ("BCLP"), certain of its affiliates (BCLP and such affiliates collectively, the "Berkshire Stockholders") and the New Investors, which agreement provides, among other things, for the following: (i) the New Investors have demand and "piggyback" registration rights; (ii) the Berkshire Stockholders have "piggyback" registration rights entitling them (subject to certain limitations) to participate pro rata in Company registration statements filed with the Commission; (iii) unless otherwise agreed by the New Investors holding voting common stock and the Berkshire Stockholders, if any new equity securities (subject to certain exceptions) are to be issued by the Company prior to an initial public offering by the Company at a price below fair market value, as determined in good faith by the Board of Directors of the Company, the Company will give all holders of the then outstanding common stock (not including stock options) the right to participate pro rata in such equity financing; and (iv) the Berkshire Stockholders are entitled to receive periodic information concerning the Company (subject to certain limitations). The terms of the master rights agreement may be modified or terminated by agreement of the Company, the New Investors and the Berkshire Stockholders.

  Pursuant to the Merger Agreement, the Company has agreed that for six years after the date of the Merger, it will indemnify all current and former directors, officers, employees and agents of the Company and its subsidiaries and will, subject to certain limitations, maintain for six years a directors' and officers' insurance and indemnification policy containing terms and conditions which are not less advantageous than the policy in effect as of the date of the Merger Agreement.

  Harborside entered into a Non-Compete Agreement, dated as of April 15, 1998, with each of Douglas Krupp, a director of Harborside prior to the Merger and a beneficial stockholder of the Company, and George Krupp, a beneficial stockholder of the Company, pursuant to which each such individual has agreed for a one-year period commencing at the date of the Merger not to engage in certain business activities or to own certain equity interests in any person or entity that engages in such business activities. Pursuant to such agreements, Harborside paid $250,000 to each of such individuals at the date of the Merger.

  In 1995, Mr. Guillard subscribed for equity interests in certain of Harborside's predecessors. The aggregate subscription price of $438,000, equal to the fair market value of such equity interests as of December 31, 1995, was paid by Mr. Guillard in 1996 with the proceeds of a special bonus equal to such purchase price. To pay taxes due with respect to the purchase of equity interests and this bonus, Mr. Guillard received a loan from Harborside, evidenced by a note maturing April 15, 2001, and bearing interest at 7.0% per annum. In connection with the IPO Reorganization, such equity interests and Messrs. Guillard's and Dell'Anno's interests in Harborside Healthcare Limited Partnership were exchanged for an aggregate of 307,724 shares of Harborside Common Stock. Under his prior employment agreement, Mr. Dell'Anno also received an additional 18,037 shares of Harborside Common Stock pursuant to a bonus payment in connection with the IPO (with a value of $212,000). Mr. Dell'Anno also received a loan from Harborside at an interest rate of prime plus 1% to pay income tax liabilities that resulted from such bonus payment.

  In connection with the IPO, Harborside entered into a Reorganization Agreement (the "Reorganization Agreement") with certain individuals, including but not limited to Messrs. Guillard and Dell'Anno (the "Contributors"), pursuant to which the Contributors received 4,400,000 shares of Harborside Common Stock in exchange for their ownership interests in Harborside's predecessors. The reorganization contemplated by the Reorganization Agreement was completed immediately prior to completion of the IPO.

  Harborside adopted an Executive Long-Term Incentive Plan (the "Executive Plan") effective July 1, 1995. Eligible participants, consisting of Harborside's department heads and regional directors, were entitled to receive payment upon an initial public offering or sale of Harborside above a baseline valuation of $23,000,000 within two years of the effective date of the plan. The Executive Plan terminated upon completion of the IPO. The payments to Messrs. Beardsley, Stephan and Raso totaled $185,250, $150,250 and $75,000, respectively.

  Pursuant to certain Change In Control Agreements dated as of January 15, 1998 between Harborside and each of Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso, which were entered into prior to the execution of the Merger Agreement, at the date of the Merger, each of such officers received a payment equal to his annual salary, except for Mr. Guillard who received a payment equal to 1.5 times his annual salary. The amounts of such payments were as follows:
Mr. Guillard, $517,500; Mr. Dell'Anno, $225,000; Mr. Stephan, $190,000; Mr.
Beardsley, $200,000; and Mr. Raso, $140,000. In addition, pursuant to these agreements, all outstanding loans made by Harborside to such officers for the purchase of stock were forgiven as of the date of the Merger. The forgiven loans were to Messrs. Guillard and Dell'Anno and had a remaining balance of $229,350 and $112,520, respectively, as of the date of the Merger. The purpose of the Change In Control Agreements was to induce such officers to remain in the employ of Harborside and to assure them of fair severance should their employment terminate in specified circumstances following a change in control of Harborside. Such officers were entitled to the payments and loan forgiveness described above because the Merger constituted a "change in control" under the terms of the Change In Control Agreements. The Change In Control Agreements also provided for certain payments if the employment with Harborside of any of such officers is terminated by Harborside for any reason other than cause within 12 months following a change in control. The Change In Control Agreements were terminated by mutual agreement of the parties as of the date of the Merger, except that Harborside complied with its obligations under the provisions described in the first sentence of this paragraph.

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

  Exhibit
  Number       Description of Exhibit

  2.1**        Agreement and Plan of Merger dated as of April 15, 1998

  2.2**        Stockholder Agreement dated as of April 15, 1998

  3.1(a)****#  Amended and Restated Certificate of Incorporation of the
               Registrant

  3.1(b)****   Certificate of Designation of the Registrant with respect to the
               Exchangeable Preferred Stock

  3.1(c)**     Amended and Restated By-laws of the Registrant

  3.1(d)****   Form of Certificate of Incorporation of certain registrants, as amended

  3.2(a)****   Certificate of Incorporation of Sailors, Inc.

  3.2(b)****   Form A of Articles of Organization, Articles of Amendment and
               Articles of Merger of certain registrants

  3.2(c)****   Form B of Articles of Organization of certain registrants

  3.2(d)****   Form of First Amendment to and Restatement of Agreement of
               Limited Partnership of certain registrants

  3.2(e)****   Form of Agreement of Limited Partnership of certain registrants

  3.2(f)****   Amended and Restated Agreement of Limited Partnership of
               Harborside Healthcare Limited Partnership, dated as of May 12,
               1987, as amended and restated as of July 1, 1995

  3.2(g)****   Agreement of Limited Partnership of KHC Partners, Limited
               Partners, dated as of May 28, 1987, as amended

  3.2(h)****   Form A of Certificate of Limited Partnership of certain
               registrants

  3.2(i)****   Form B of Certificate of Limited Partnership of certain
               registrants

  3.2(j)****   Certificate of Limited Partnership of Bridgewater Assisted
               Living Limited Partnership

  3.2(k)****   First Amendment to and Restatement of Certificate of Limited
               Partnership of KHC Partners Limited Partnership (now known as
               Harborside Healthcare Advisors Limited Partnership)

  3.2(l)****   First Amendment to and Restatement of Certificate of Limited
               Partnership of Harborside Acquisition Limited Partnership IV
               (now known as Harborside Danbury Limited Partnership)

  3.2(m)****   Certificate of Formation and Agreement of Limited Partnership
               of Riverside Retirement Limited Partnership, as amended

  3.2(n)****   Certificate of Limited Partnership of Harborside Healthcare
               Limited Partnership

  3.2(o)****   Form A of By-laws of certain registrants

  3.2(p)****   Form B of By-laws of certain registrants

  4.1**** Indenture between MergerCo and the Trustee, dated as of July 31, 1998, with respect to the Notes

  4.2**** Supplemental Indenture between the Registrant, the Guarantors and the Trustee, dated as of August 11, 1998

  4.3****#     Form of New Note

  4.4**** Registration Rights Agreement, dated July 31, 1998, between the Registrant (as successor to MergerCo) and the Placement Agents, relating to the Old Notes

  4.5**** Certificate of Designation of the Registrant with respect to the Exchangeable Preferred Stock (filed as Exhibit 3.1.2)

  4.6****      Form of Stock Certificate representing New Preferred Stock

  4.7**** Registration Rights Agreement, dated July 31, 1998, between the Registrant (as successor to MergerCo) and the Placement Agents, relating to the Old Preferred Stock (filed as Exhibit 1.3)

  4.8****      Form of Letter of Transmittal (filed as Exhibit 1.4)

  10.1(a)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust Tri-States, Inc. and HHCI Limited Partnership (New Haven Facility)

  10.1(b)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust Tri-States, Inc. and HHCI Limited Partnership (Indianapolis Facility)

  10.1(c)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust of Ohio, Inc. and HHCI Limited Partnership (Troy Facility)

  10.1(d)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust of Florida, Inc. and HHCI Limited Partnership (Sarasota Facility)

  10.1(e)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust of Florida, Inc. and HHCI Limited Partnership (Pinebrook Facility)

  10.1(f)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust of Florida, Inc. and HHCI Limited Partnership (Naples Facility)

  10.1(g)* Facility Lease Agreement, dated as of December 31, 1995, between Meditrust of New Jersey, Inc. and HHCI Limited Partnership (Woods Edge Facility)

  10.1(h)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust Tri-States, Inc. and HHCI Limited Partnership (New Haven Facility)

  10.1(i)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust Tri-States, Inc. and HHCI Limited Partnership (Indianapolis Facility)

  10.1(j)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Ohio, Inc. and HHCI Limited Partnership (Troy Facility)

  10.1(k)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Florida, Inc. and HHCI Limited Partnership (Sarasota Facility)

  10.1(l)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Florida, Inc. and HHCI Limited Partnership (Pinebrook Facility)

  10.1(m)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Florida, Inc. and HHCI Limited Partnership (Naples Facility)

  10.1(n)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Jersey, Inc. and HHCI Limited Partnership (Woods Edge Facility)

  10.2(a)* Loan Agreement, dated October 13, 1994, among Meditrust Mortgage Investments, Inc. and Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation and Harborside Healthcare Limited Partnership.

  10.2(b)* Guaranty, dated October 14, 1994, to Meditrust Mortgage Investments, Inc. from Harborside Healthcare Limited Partnership

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

  10.2(d)*     Consolidated and Renewed Promissory Note, dated October 13,
               1994, from Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation and Harborside Healthcare Limited Partnership and Meditrust Mortgage Investments, Inc.

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

  10.2(g)* First Amendment to Loan Agreement, dated May 17, 1996, by and among Meditrust Mortgage Investments, Inc. and Bay Tree Nursing Center Corporation, Belmont Nursing Center Corporation, Countryside Care Center Corporation, Oakhurst Manor Nursing Center Corporation, Orchard Ridge Nursing Center Corporation, Sunset Point Nursing Center Corporation, West Bay Nursing Center Corporation and Harborside Healthcare Limited Partnership

  10.2(h)* Credit Agreement, dated as of April 14, 1997, among Harborside Healthcare Corporation and the other Borrowers specified therein, the Lenders party thereto and the Chase Manhattan Bank, as Administrative Agent

  10.2(i)***   First Amendment to Revolving Credit Agreement, dated as of
               August 1, 1997, among Harborside Healthcare and other borrowers specified therein, the Lenders party thereto and Chase Manhattan
               Bank, Administrative Agent

  10.2(j)***   Second Amendment to Revolving Credit Agreement, dated as of
               August 28, 1997, among Harborside Healthcare and other borrowers specified therein, the Lenders party thereto and Chase Manhattan
               Bank, Administrative Agent

  10.3(a)* Facility Lease Agreement, dated as of January 1, 1996, between Meditrust of New Hampshire Inc. and Harborside New Hampshire Limited Partnership (Westwood Facility)

  10.3(b)* Facility Lease Agreement, dated as of January 1, 1996, between Meditrust of New Hampshire Inc. and Harborside New Hampshire Limited Partnership (Pheasant Wood Facility)

  10.3(c)* Facility Lease Agreement, dated as of January 1, 1996, between Meditrust of New Hampshire Inc. and Harborside New Hampshire Limited Partnership (Crestwood Facility)

  10.3(d)* Facility Lease Agreement, dated as of January 1, 1996, between Meditrust of New Hampshire Inc. and Harborside New Hampshire Limited Partnership (Milford Facility)

  10.3(e)* Facility Lease Agreement, dated as of January 1, 1996, between Meditrust of New Hampshire Inc. and Harborside New Hampshire Limited Partnership (Applewood Facility)

  10.3(f)* Facility Lease Agreement, dated as of December 31, 1996, between Meditrust of New Hampshire Inc. and Harborside New Hampshire Limited Partnership (Northwood Facility)

  10.3(g)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Westwood Facility)

  10.3(h)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Pheasant Wood Facility)

  10.3(i)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Crestwood Facility)

  10.3(j)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Milford Facility)

  10.3(k)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Applewood Facility)

  10.3(l)* First Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of New Hampshire, Inc. and Harborside New Hampshire Limited Partnership (Northwood Facility)

  10.4(a)* Facility Lease Agreement, dated as of March 31, 1995, between Meditrust of Ohio, Inc. and Harborside of Toledo Limited Partnership (Swanton Facility)

  10.4(b)* First Amendment to Facility Lease Agreement, dated as of December 31, 1995, by and between Harborside Toledo Limited Partnership and Meditrust of Ohio, Inc. (Swanton Facility)

  10.4(c)* Second Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Ohio, Inc. and Harborside Toledo Limited Partnership (Swanton Facility)

  10.5* Amended and Restated Agreement of Limited Partnership of Bowie Center Limited Partnership, dated April 7, 1993

  10.6* Agreement of Lease, dated March 16, 1993, between Bryan Nursing Home, Inc. and Harborside of Ohio Limited Partnership (Defiance and Northwestern Ohio Facilities)

  10.7* First Amendment to Agreement of Lease, dated June 1, 1993, by and between Bryan Nursing Home, Inc. and Harborside Ohio Limited Partnership

  10.8* Option to Purchase Agreement, dated March 16, 1993, by and between Bryan Nursing Home, Inc. and Harborside Ohio Limited Partnership

  10.9(a)* Lease, dated September 30, 1994, between Rockledge T. Limited Partnership and Harborside of Florida Limited Partnership (Brevard Facility)

  10.9(b)* Lease Guaranty, dated September 30, 1994, to Rockledge T. Limited Partnership from Harborside Healthcare Limited Partnership

  10.9(c)*     Indemnity Agreement, dated September 30, 1994, between Rockledge
               T. Limited Partnership, Harborside of Florida Limited Partnership, Harborside Healthcare Limited Partnership and Southtrust Bank of Alabama

  10.9(d)* Assignment and Security Agreement, dated September 30, 1994, to Rockledge T. Limited Partnership, Harborside of Florida Limited Partnership and Southtrust Bank of Alabama

  10.9(e)* Subordination Agreement (Lease), dated September 30, 1994, between Rockledge T. Limited Partnership, Harborside of Florida Limited Partnership and Southtrust Bank of Alabama

  10.9(f)* Subordination Agreement (Management), dated September 30, 1994, by and among Rockledge T. Limited Partnership, Harborside of Florida Limited Partnership, Harborside Healthcare Limited Partnership and Southtrust Bank of Alabama

  10.10(a)****+ Employment Agreement, dated as of August 11, 1998, between the
                Registrant and Stephen L. Guillard

  10.10(b)****+ Employment Agreement, dated as of August 11, 1998, between the
                Registrant and Damian Dell'Anno

  10.10(c)****+ Employment Agreement, dated as of August 11, 1998, between the
                Registrant and Bruce Beardsley

  10.10(d)****+ Employment Agreement, dated as of August 11, 1998, between the
                Registrant and William Stephan

  10.10(e)****+ Employment Agreement, dated as of August 11, 1998, between the
                Registrant and Steven Raso

  10.11(a)****+ Management Stock Incentive Plan, established by the Registrant as of August 11, 1998

  10.11(b)****+ Form of Stock Option Agreement pursuant to Management Stock
                Incentive Plan

  10.12(a)*+   1996 Long-Term Stock Incentive Plan

  10.12(b)*+   Form of Nonqualified Stock Option Agreement pursuant to the 1996
               Long-Term Stock Incentive Plan

  10.13****+   Form of Put/Call Agreement, dated August 11, 1998, between the
               Registrant and each of Messrs. Guillard, Dell'Anno, Beardsley,
               Stephan and Raso

  10.14*+      Supplemental Executive Retirement Plan of the Registrant

  10.15* Administrative Services Agreement, dated April 15, 1988, between the Registrant and The Berkshire Companies Limited Partnership ("BCLP")

  10.16* Agreement to Lease, dated as of May 3, 1996, among Westbay Manor Company, Westbay Manor II Development Company, Royal View Manor Development Company, Beachwood Care Center Limited Partnership, Royalview Manor Company, Harborside Health I Corporation and Harborside Healthcare Limited Partnership

  10.17*       Guaranty by Harborside in favor of Westbay Manor Company,
               Westbay Manor II Development Company, Royalview Manor Development Company and Beachwood Care Center Limited Partnership

  10.18****    Master Rights Agreement, dated as of August 11, 1998, by and among the Registrant, BCLP, certain affiliates of BCLP and the New Investors

  10.19(a)**** Credit Agreement, dated as of August 11, 1998, among the
               Registrant, Chase Securities, Inc., as Arranger, Morgan Stanley Senior Funding, Inc. and BT Alex. Brown Incorporated, as Co-Arrangers, Bankers Trust Company, as Documentation Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, The Chase Manhattan Bank, as Administrative Agent, and the lenders party thereto (the "Lenders")

  10.19(b) First Amendment to Credit Agreement, dated as of March 30, 1999, among the Registrant, Morgan Stanley Senior Funding, Inc. and BT Alex. Brown Incorporated, as Co-Arrangers, Bankers Trust Company, as Documentation Agent, Morgan Stanley Senior Funding Inc., as Syndication Agent, The Chase Manhattan Bank, as Administrative Agent, and the Lenders

  10.20****    Collateral Agreement, dated as of August 11, 1998, in favor of
               The Chase Manhattan Bank, as administrative agent, together with the Lenders

  10.21****    HHC 1998-1 Trust Credit Agreement, $238,125,000 Credit Facility,
               dated as of August 11, 1998, among the Registrant, Chase
               Securities Inc., as Arranger, Morgan Stanley Senior Funding, Inc.
               and BT Alex. Brown Incorporated, as Co-Arrangers, Bankers Trust
               Company, as Documentation Agent, Morgan Stanley Senior Funding,
               Inc., as Syndication Agent, The Chase Manhattan Bank, as
               Administrative Agent, and the lenders party thereto

  10.22****    Participation Agreement, dated as of August 11, 1998, among
               Harborside of Dayton Limited Partnership, as Lessee, HHC 1998-1
               Trust, as Lessor, Wilmington Trust Company, BTD Harborside Inc.,
               Morgan Stanley Senior Funding, Inc. and CSL Leasing, Inc., as
               Investors, The Chase Manhattan Bank, as Agent, and the lenders party thereto

  10.23****    Lease, dated August 11, 1998, between HHC 1998-1 Trust, as
               Lessor, and Harborside of Dayton Limited Partnership, as Lessee

  10.24****    Accounts Receivable Intercreditor Agreement (Leased Facilities),
               dated as of August 11, 1998, among (i) The Chase Manhattan Bank, as administrative agent, (ii) HHC 1998-1 Trust, (iii) CSL
               Leasing, Inc., BTD Harborside, Inc. and Morgan Stanley Senior
               Funding, Inc. and (iv) Meditrust Company LLC

  10.25****    Accounts Receivable Intercreditor Agreement (Mortgaged
               Facilities), dated as of August 11, 1998, among (i) The Chase
               Manhattan Bank, as administrative agent, (ii) HHC 1998-1 Trust,
               (iii) CSL Leasing, Inc., BTD Harborside, Inc. and Morgan Stanley
               Senior Funding, Inc. and (iv) Meditrust Mortgage Investments,
               Inc.

  10.26****    Financing Advisory Agreement, dated August 11, 1998, between the
               Registrant (as successor to MergerCo) and Investcorp
               International Inc. ("III")

  10.27****    Agreement for Management Advisory, Strategic Planning and
               Consulting Services, dated August 11, 1998, between the
               Registrant (as successor to MergerCo) and III

  10.28****    Second Amendment to Loan Agreement, Consent to Merger and
               Confirmation of Guaranties, dated as of July 31, 1998, by and among Bay Tree Nursing Center Corp., Countryside Cave Center
               Corp., Sunset Point Nursing Center Corp., West Bay Nursing Center
               Corp., Harborside Healthcare Limited Partnership, Harborside
               Healthcare Corporation and Meditrust Mortgage Investments, Inc.

  10.29****    Omnibus Amendment to Facility Lease Agreements, Consent to Merger
               and Confirmation of Guaranties, dated as of July 31, 1998, by and among Harborside New Hampshire Limited Partnership, Harborside
               Bledo Limited Partnership, HHCI Limited Partnership, Harborside
               Healthcare Limited Partnership, Harborside Healthcare Corporation and Meditrust Company LLC

  21.1         Subsidiaries of the Registrant

  27.1         Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3096)

** Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-51633)

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 01-14538)

**** Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-64679)

#              Replaces previously filed exhibit

+ Management contract or compensation plan or arrangement required to be filed as an exhibit.

(b)            Reports on Form 8-K:

               None

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of April, 1999.

                                        HARBORSIDE HEALTHCARE
                                        CORPORATION


                                        By   /s/ Stephen L. Guillard
                                           ----------------------------------
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ Stephen L. Guillard     Chairman, President, Chief Executive Officer and
                            Director
                            (Principal Executive Officer)


/s/ Damian N. Dell'Anno     Executive Vice President of Operations and Director


/s/ William H. Stephan      Senior Vice President, Chief Financial Officer and
                            Director
                            (Principal Financial and Accounting Officer)


/s/ Christopher J. O'Brien  Director


/s/ Charles J. Philippin    Director


/s/ Lars C. Haegg           Director


/s/ Robert G. Sharp         Director


/s/ Edward G. Lord          Director


/s/ James O. Egan           Director


/s/ Charles Marquis         Director