Form 10-Q
period 1999-03-31
HARBORSIDE HEALTHCARE CORP
filed 1999-05-17
CIK 1011693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             March 31, 1999
                              ---------------------------------------------

                                      OR



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                         to
                              -------------------------  -----------------------


  Commission file number              01-14358
                        --------------------------------------



                       Harborside Healthcare Corporation
--------------------------------------------------------------------------------

          Delaware                                        04-3307188
--------------------------------------------------------------------------------
 (State or other jurisdiction                  (IRS employer identification no.)
of incorporation or organization)


     One Beacon Street, Boston, Massachusetts              02108
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)



                                (617) 646-5400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x     No
                                       ------     ------

Number of shares of common stock, par value $0.01 per share outstanding as of May 12, 1999: 7,261,332.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                               Table of Contents

                                                                        Page
                                                                        ----

Part I.    Financial Information

           Condensed Consolidated Balance Sheets as of
             December 31, 1998 and March 31, 1999                          3

           Condensed Consolidated Statements of Operations
             for the three months ended March 31, 1998 and 1999            4

           Condensed Consolidated Statement of Changes
             in Stockholders' Equity (Deficit) for the three months
             ended March 31, 1999                                          5

           Condensed Consolidated Statements of Cash Flows
             for the three months ended March 31, 1998 and 1999            6

           Notes to Condensed Consolidated Financial Statements            7

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           14

Part II    Other Information                                               20

           Signatures                                                      21

PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
-------


              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)




                                                                December 31,   March 31,
                                                                    1998          1999
                                                                -----------   -----------
                                                                              (Unaudited)
      ASSETS
Current assets:
 Cash and cash equivalents                                       $     896    $   2,812
 Accounts receivable, net of allowances for doubtful
   accounts of $2,864 and $2,620, respectively                      49,946       49,070
 Prepaid expenses and other                                         10,934       14,034
 Prepaid income taxes                                                3,873        7,446
 Deferred income taxes                                               4,084        4,084
                                                                 ---------    ---------
   Total current assets                                             69,733       77,446

Restricted cash                                                      2,110        2,304
Property and equipment, net                                        160,504      163,237
Intangible assets, net                                              18,173       18,344
Other assets, net                                                    4,300        4,000
Note receivable                                                      7,487        7,487
Deferred income taxes                                                2,229        2,229
                                                                 ---------    ---------
   Total assets                                                  $ 264,536    $ 275,047
                                                                 =========    =========

     LIABILITIES
Current liabilities:
 Current maturities of long-term debt                            $     207    $     210
 Current portion of capital lease obligation                         4,278        4,364
 Accounts payable                                                    7,401       11,001
 Employee compensation and benefits                                 13,220       15,565
 Other accrued liabilities                                           7,485        8,350
 Accrued interest                                                       62          122
 Current portion of deferred income                                    677          677
                                                                 ---------    ---------
   Total current liabilities                                        33,330       40,289

Long-term portion of deferred income                                 3,104        2,936
Long-term debt                                                     134,473      144,239
Long-term portion of capital lease obligation                       51,253       50,949
                                                                 ---------    ---------
   Total liabilities                                               222,160      238,413
                                                                 ---------    ---------
Exchangeable preferred stock, redeemable, $.01 par value
 with a liquidation value of $1,000 per share;
 500,000 shares authorized; 42,293 and
 43,714 shares issued and outstanding, respectively                 42,293       43,714
                                                                 ---------    ---------

    STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000 shares
  authorized; 7,261,332 shares issued and outstanding                  146          146
Additional paid-in capital                                         204,607      203,180
Less common stock in treasury, at cost, 7,349,832 shares          (183,746)    (183,746)
Retained deficit                                                   (20,924)     (26,660)
                                                                 ---------    ---------
   Total stockholders' equity (deficit)                                 83       (7,080)
                                                                 ---------    ---------
   Total liabilities and stockholders' equity (deficit)          $ 264,536    $ 275,047
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

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (dollars in thousands, except per share amounts)

                           -------------------------

                                                                 For the three months ended
                                                                          March 31,
                                                                       ---------------
                                                                       1998       1999
                                                                       ----       ----
Total net revenues                                                   $ 72,454   $ 71,704
                                                                     --------   --------
Expenses:
Facility operating                                                     57,381     62,705
General and administrative                                              3,365      4,792
Service charges paid to affiliate                                         313        296
Amortization of prepaid management fee                                      -        300
Depreciation and amortization                                           1,085      2,541
Facility rent                                                           5,556      5,611
                                                                     --------   --------
    Total expenses                                                     67,700     76,245
                                                                     --------   --------

Income (loss) from operations                                           4,754     (4,541)

Other:
 Interest expense, net                                                  1,650      4,800
 Other expense                                                             31         63
                                                                     --------   --------
Income (loss) before income taxes                                       3,073     (9,404)
Income tax expense (benefit)                                            1,198     (3,668)
                                                                     --------   --------

Net income (loss)                                                    $  1,875   $ (5,736)
                                                                     ========   ========
Earnings (loss) per common share (Note D):
     Basic                                                           $   0.23   $  (0.99)
                                                                     ========   ========
     Diluted                                                         $   0.23   $  (0.99)
                                                                     ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                  (Unaudited)
                            (dollars in thousands)

                                                                         Additional
                                                              Common       Paid-In      Treasury   Retained
                                                              Stock        Capital       Stock      Deficit       Total
                                                            ----------   ----------    ---------   ---------    ---------
Stockholders' equity, December 31, 1998                      $    146    $ 204,607    $ (183,746)  $ (20,924)   $      83

Preferred stock dividends                                           -       (1,427)            -           -       (1,427)

Net loss for the three months ended
  March 31, 1999                                                    -            -             -      (5,736)      (5,736)
                                                             --------    ---------    ----------   ---------    ---------

Stockholders' equity (deficit), March 31, 1999               $    146    $ 203,180    $ (183,746)  $ (26,660)   $  (7,080)
                                                             ========    =========    ==========   =========    =========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)


                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                             1998      1999
                                                                           --------  ---------
Operating activities:
 Net income (loss)                                                          $ 1,875    $(5,736)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation of property and equipment                                        930      1,664
  Amortization of intangible assets                                             155        873
  Amortization of prepaid management fee                                          -        300
  Amortization of deferred income                                              (128)      (168)
  Accretion of senior subordinated discount notes                                 -      2,844
  Amortization of loan costs and fees (included in interest expense)             71         14
  Accretion of interest on capital lease obligation                             766        828
                                                                            -------    -------
                                                                              3,669        619
Changes in operating assets and liabilities:
  (Increase)  decrease in accounts receivable                                (6,870)       876
  (Increase) decrease in prepaid expenses and other                              85     (3,100)
  (Increase) in prepaid income taxes                                              -     (3,573)
  Increase (decrease) in accounts payable                                    (1,407)     3,600
  Increase in employee compensations and benefits                             3,490      2,345
  Increase (decrease) in accrued interest                                        (5)        60
  Increase in other accrued liabilities                                          93        865
  (Decrease)  in income taxes payable                                          (757)         -
                                                                            -------    -------
Net cash provided (used) by operating activities                             (1,702)     1,692
                                                                            -------    -------
Investing activities:
 Additions to property and equipment                                         (3,419)    (4,397)
 Additions to intangibles                                                      (404)    (1,058)
 Transfers to restricted cash, net                                             (237)      (194)
                                                                            -------    -------
 Net cash (used) by investing activities                                     (4,060)    (5,649)
                                                                            -------    -------
Financing activities:
 Borrowings under revolving line of credit                                        -      7,000
 Payment of long-term debt                                                      (47)       (75)
 Principal payments of capital lease obligation                                (781)    (1,046)
 Exercise of stock options                                                       23          -
 Dividends paid on exchangeable preferred stock                                   -         (6)
                                                                            -------    -------
Net cash provided (used) by financing activities                               (805)     5,873
                                                                            -------    -------
Net increase (decrease) in cash and cash equivalents                         (6,567)     1,916
Cash and cash equivalents, beginning of period                                8,747        896
                                                                            -------    -------
Cash and cash equivalents, end of period                                    $ 2,180    $ 2,812
                                                                            =======    =======
Supplemental Disclosure:
 Interest paid                                                              $ 1,040    $ 1,382
                                                                            =======    =======
 Income taxes paid                                                          $ 1,776    $    47
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

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.  General

Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and provide rehabilitation therapy services. As of March 31, 1999, the Company owned twenty-two facilities, operated twenty-seven additional facilities under various leases, managed one facility and owned a rehabilitation therapy services company. The Company accounts for its investment in one 75% owned facility using the equity method.


B.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999, the results of its operations for the three-month periods ended March 31, 1998 and 1999 and its cash flows for the three-month periods ended March 31, 1998 and 1999. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


C.  Significant Accounting Policies

Certain reclassifications have been made to conform prior periods' data to the current period presentation.

D.  Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings
(loss) per Common Share for the periods ended March 31, 1998 and 1999:


                                                          Three Months Ended
                                                              March 31,
                                                          1998         1999
                                                       ----------   -----------
Numerator:
 Net income (loss)                                      $1,875,000  $(5,736,000)
 Preferred Stock dividends                                       -   (1,427,000)
                                                        ----------  -----------
Earnings (loss) available for Common Shares             $1,875,000  $(7,163,000)
                                                        ==========  ===========
Denominator:
 Denominator for basic earnings (loss) per
  Common Share  weighted average shares                  8,059,000    7,261,000
 Effect of dilutive securities  employee stock options     245,000            -
                                                        ----------  -----------

Denominator for diluted earnings (loss) per Common
  Share - adjusted weighted-average shares and
   assumed conversions                                   8,304,000    7,261,000
                                                        ==========  ===========


Basic earnings  (loss)  per Common Share                $     0.23  $     (0.99)
                                                        ==========  ===========
Diluted earnings (loss)  per Common Share               $     0.23  $     (0.99)
                                                        ==========  ===========


E.  Condensed Consolidating Financial Information

Certain of the Company's subsidiaries are precluded from guaranteeing the debt of the parent company (the "Non-Guarantors"), based on current agreements in effect. The Company's remaining subsidiaries (the "Guarantors") are not restricted from serving as guarantors of the parent company debt. The Guarantors are comprised of Harborside Healthcare Limited Partnership, Belmont Nursing Center Corp., Orchard Ridge Nursing Center Corp., Oakhurst Manor Nursing Center Corp., Riverside Retirement Limited Partnership, Harborside Toledo Limited Partnership, Harborside Connecticut Limited Partnership, Harborside of Florida Limited Partnership, Harborside of Ohio Limited Partnership, Harborside Healthcare Baltimore Limited Partnership, Harborside of Cleveland Limited Partnership, Harborside of Dayton Limited Partnership, Harborside Massachusetts Limited Partnership, Harborside of Rhode Island Limited Partnership, Harborside North Toledo Limited Partnership, Harborside Healthcare Advisors Limited Partnership, Harborside Toledo Corp., KHI Corporation, Harborside Acquisition Limited Partnership V, Harborside Acquisition Limited Partnership VI, Harborside Acquisition Limited Partnership VII, Harborside Acquisition Limited Partnership VIII, Harborside Acquisition Limited Partnership IX, Harborside Acquisition Limited Partnership X, Sailors, Inc., New Jersey Harborside Corp., Bridgewater Assisted Living Limited Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership, Harborside Rehabilitation Limited Partnership, Harborside Healthcare Network Limited Partnership and Harborside Health I Corporation.

The information which follows presents the condensed consolidating financial position as of December 31, 1998 and March 31, 1999; the condensed consolidating results of operations for the three-month periods ended March 31, 1998 and 1999; and the consolidating cash flows for the three-months ended March 31, 1998 and 1999 of (a) the parent company only ("the Parent"), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidating Balance Sheet
                            As of December 31, 1998
                                  (Unaudited)
               (dollars in thousands, except per share amounts)


                                                     Parent    Guarantors  Non-Guarantors  Elimination   Consolidated
                                                    ---------  ----------  --------------  ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                         $     51    $     99         $   746    $       -       $    896
   Accounts receivable, net of allowance                    -      36,485          15,733       (2,272)        49,946
   Intercompany receivable                            116,555           -               -     (116,555)             -
   Prepaid expenses and other                           1,268       7,291           2,804         (429)        10,934
   Prepaid income taxes                                 3,873           -               -            -          3,873
   Deferred income taxes                                2,150       1,934               -            -          4,084
                                                    ---------    --------         -------    ---------      ---------
Total current assets                                  123,897      45,809          19,283     (119,256)        69,733

Restricted cash                                             -       2,162             472         (524)         2,110
Investment in limited partnership                      15,584           -           4,044      (19,628)             -
Property and equipment, net                                 -     142,383          18,595         (474)       160,504
Intangible assets, net                                 10,532       6,176           1,642         (177)        18,173
Other assets, net                                       4,300           -               -            -          4,300
Note receivable                                             -       7,487               -            -          7,487
Deferred income taxes                                      71       2,158               -            -          2,229
                                                    ---------    --------         -------    ---------      ---------
Total assets                                         $154,384    $206,175         $44,036    $(140,059)      $264,536
                                                    =========    ========         =======    =========       ========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt              $      -    $     22         $   185    $       -       $    207
   Current portion of capital lease
     obligation                                             -       4,278               -            -          4,278
   Accounts payable                                         -       5,010           3,159         (768)         7,401
   Intercompany payable                                     -      90,284           8,923      (99,207)             -
   Employee compensation and benefits                               9,853           3,367            -         13,220
   Other accrued liabilities                            3,254       3,306             925            -          7,485
   Accrued interest                                     1,385       3,260               -       (4,583)            62
   Current portion of deferred income                       -           -               -          677            677
                                                    ---------    --------         -------    ---------      ---------
Total current liabilities                               4,639     116,013          16,559     (103,881)        33,330

Long-term portion of deferred income                        -       1,202           2,579         (677)         3,104
Long-term debt                                        112,243       2,721          16,109        3,400        134,473
Long-term  portion of capital lease obligation              -      54,348               -       (3,095)        51,253
                                                    ---------    --------         -------    ---------      ---------
Total liabilities                                     116,882     174,284          35,247     (104,253)       222,160
                                                    ---------    --------         -------    ---------      ---------

Exchangeable preferred stock, redeemable,
    $.01 par value with a liquidation value of $1,000 per share; 500,000 shares authorized;

    42,293 shares issued and outstanding               42,293           -               -            -         42,293
                                                    ---------    --------         -------    ---------      ---------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 19,000,000
 shares authorized; 7,261,332 shares issued
 and outstanding                                          146       2,569           3,885       (6,454)           146
Additional paid-in capital                            204,381           -               -          226        204,607
Less common stock in  treasury, at
   cost, 7,349,832 shares                            (183,746)          -               -            -       (183,746)
Retained earnings (deficit)                           (25,572)      4,567          (2,170)       2,251        (20,924)
Partners' equity                                            -      24,755           7,074      (31,829)             -
                                                    ---------    --------         -------    ---------      ---------
Total stockholders' equity                             (4,791)     31,891           8,789      (35,806)            83
                                                    ---------    --------         -------    ---------      ---------
Total liabilities and stockholders' equity           $154,384    $206,175         $44,036    $(140,059)     $ 264,536
                                                    =========    ========         =======    =========      =========

              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidating Balance Sheet
                             As of  March 31, 1999
                                  (Unaudited)
               (dollars in thousands, except per share amounts)

                                                   Parent    Guarantors  Non-Guarantors  Elimination   Consolidated
                                                  --------   ----------  --------------  ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $     50    $  2,672         $    90    $       -       $  2,812
   Accounts receivable, net of allowance                  -      32,842          16,228            -         49,070
   Intercompany receivable                          119,616       4,081               -     (123,697)             -
   Prepaid expenses and other                         1,044      10,625           2,365            -         14,034
   Prepaid income taxes                               7,446           -               -            -          7,446
   Deferred income taxes                              2,150       1,934               -            -          4,084
                                                   --------    --------         -------    ---------       --------
Total current assets                                130,306      52,154          18,683     (123,697)        77,446

Restricted cash                                           -       1,789             515            -          2,304
Investment in limited partnership                    15,584           -           4,044      (19,628)             -
Property and equipment, net                               -     144,225          19,012            -        163,237
Intangible assets, net                               11,290       5,476           1,578            -         18,344
Other assets, net                                     4,000           -               -            -          4,000
Note receivable                                           -       7,487               -            -          7,487
Deferred income taxes                                    71       2,158               -            -          2,229
Total assets                                       --------    --------         -------    ---------       --------
                                                   $161,251    $213,289         $43,832    $(143,325)      $275,047
LIABILITIES                                        ========    ========         =======    =========       ========
Current liabilities:
   Current maturities of long-term debt            $      -    $     23         $   187    $       -       $    210
   Current portion of capital lease
     obligation                                           -       4,364               -            -          4,364
   Accounts payable                                       -       8,691           2,310            -         11,001
   Intercompany payable                                   -      92,733           9,707     (102,440)             -
   Employee compensation and benefits                     -      11,548           4,017            -         15,565
   Other accrued liabilities                          3,254       3,980           1,116            -          8,350
   Accrued interest                                   2,096       5,453               -       (7,427)           122
   Current portion of deferred income                     -         677               -            -            677
Total current liabilities                          --------    --------         -------    ---------       --------
                                                      5,350     127,469          17,337     (109,867)        40,289
Long-term portion of deferred income                      -       1,126           2,487         (677)         2,936
Long-term debt                                      119,243       2,830          15,922        6,244        144,239
Long-term  portion of capital lease obligation            -      54,130               -       (3,181)        50,949
                                                   --------    --------         -------    ---------       --------
Total liabilities                                   124,593     185,555          35,746     (107,481)       238,413
                                                   --------    --------         --------   ---------       --------

Exchangeable preferred stock, redeemable,
    $.01 par value with a liquidation value of
    $1,000 per share; 500,000 shares authorized;
    43,714 shares issued and outstanding             43,714           -               -            -         43,714
                                                   --------    --------         -------    ---------       --------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
 shares authorized; 7,261,332 shares issued
 and outstanding                                        146       2,569           3,885       (6,454)           146
Additional paid-in capital                          202,954           -               -          226        203,180
Less common stock in  treasury, at
   cost, 7,349,832 shares                          (183,746)          -               -            -       (183,746)
Partners' equity                                          -      24,755           7,074      (31,829)             -
Retained earnings (deficit)                         (26,410)        410          (2,873)       2,213        (26,660)
                                                   --------    --------         -------    ---------       --------
Total stockholders' equity (deficit)                 (7,056)     27,734           8,086      (35,844)        (7,080)
                                                   --------    --------         -------    ---------       --------
Total liabilities and stockholders' equity
 (deficit)                                         $161,251    $213,289         $43,832    $(143,325)      $275,047
                                                   ========    ========         =======    =========       ========



              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidating Statements of Operations
              For the three months ended March 31, 1998 and 1999
                                  (Unaudited)

                             (dollars in thousands)



For the three months ended March 31, 1998:

                                            Parent     Guarantors    Non-Guarantors     Elimination     Consolidated
                                           --------    -----------  ----------------   --------------  ---------------
Total net revenues                         $     -         $53,575           $25,563          $(6,684)         $72,454
                                           -------         -------           -------          -------          -------
Expenses:
  Facility operating                             -          42,970            21,277           (6,866)          57,381
  General and administrative                   115           3,226                24                -            3,365
  Service charges paid to affiliate              -             290                 -               23              313
  Depreciation and amortization                  -             718               367                -            1,085
  Facility rent                                  -           3,535             2,113              (92)           5,556
  Management fees paid to affiliates             -          (1,607)            1,607                -                -
                                           -------         -------           -------          -------          -------
Total expenses                                 115          49,132            25,388           (6,935)          67,700
                                           -------         -------           -------          -------          -------
Income (loss) from operations                 (115)          4,443               175              251            4,754

Other:
 Interest expense, net                           -           1,249               147              254            1,650
 Other expense (income)                          -               -                 -               31               31
                                           -------         -------           -------          -------          -------
Income (loss) before income taxes             (115)          3,194                28              (34)           3,073
Income tax expense (benefit)                   (45)          1,246                11              (14)           1,198
                                           -------         -------           -------          -------          -------
Net income (loss)                          $   (70)        $ 1,948           $    17          $   (20)         $ 1,875
                                           =======         =======           =======          =======          =======

For the three months ended March 31, 1999:

                                            Parent     Guarantors    Non-Guarantors     Elimination     Consolidated
                                           --------    -----------  ----------------   --------------  ---------------
Total net revenues                         $     7         $53,436           $23,149          $(4,888)         $71,704
                                           -------         -------           -------          -------          -------
Expenses:
  Facility operating                             -          47,689            19,904           (4,888)          62,705
  General and administrative                    10           4,782                 -                -            4,792
  Service charges paid to affiliate              -             296                 -                -              296
  Amortization of prepaid manangement fee      300               -                 -                -              300
  Depreciation and amortization                374           1,745               422                -            2,541
  Facility rent                                  -           3,468             2,143                -            5,611
  Management fees paid to affiliates             -          (1,402)            1,402                -                -
                                           -------         -------           -------          -------          -------
Total expenses                                 684          56,578            23,871           (4,888)          76,245
                                           -------         -------           -------          -------          -------

Income (loss) from operations                 (677)         (3,142)             (722)               -           (4,541)

Other:
   Interest expense, net                       697           3,673               430                -            4,800
   Other expense (income)                        -               -                 -               63               63
                                           -------         -------           -------          -------          -------

Income (loss) before income taxes           (1,374)         (6,815)           (1,152)             (63)          (9,404)
Income tax expense (benefit)                  (536)         (2,658)             (449)             (25)          (3,668)
                                           -------         -------           -------          -------          -------
Net income (loss)                          $  (838)        $(4,157)          $  (703)         $   (38)         $(5,736)
                                           =======         =======           =======          =======          =======


              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statement of Cash Flows
                   For the three months ended March 31, 1998
                                  (Unaudited)
                            (dollars in thousands)




                                                         Parent    Guarantors   Non-Guarantors   Elimination   Consolidated
                                                        ---------  -----------  ---------------  ------------  -------------
Operating activities:
Net cash provided (used) by operating activities:        $(2,042)     $ 2,668          $  (973)      $(1,355)       $(1,702)
                                                         -------      -------          -------       -------        -------
Investing activities:
  Additions to property and equipment                          -       (1,468)          (1,243)         (708)        (3,419)
  Additions to intangibles                                   (29)        (231)               -          (144)          (404)
  Transfers (to) from restricted cash, net                     -        1,773           (1,158)         (852)          (237)
                                                         -------      -------          -------       -------        -------
Net cash provided (used) by investing activities             (29)          74           (2,401)       (1,704)        (4,060)
                                                         -------      -------          -------       -------        -------

Financing activities:
  Payment of long-term debt                                    -        1,218              (20)       (1,245)           (47)
  Principal payments of capital lease obligation               -       (3,017)               -         2,236           (781)
  Exercise of stock options                                   23            -                -             -             23
                                                         -------      -------          -------       -------        -------
Net cash provided (used) by financing activities              23       (1,799)             (20)          991           (805)
                                                         -------      -------          -------       -------        -------

Net increase (decrease) in cash and cash equivalents      (2,048)         943           (3,394)       (2,068)        (6,567)
Cash and cash equivalents, beginning of period               698        4,383            3,666             -          8,747
                                                         -------      -------          -------       -------        -------
Cash and cash equivalents, end of period                 $(1,350)     $ 5,326          $   272       $(2,068)       $ 2,180
                                                         =======      =======          =======       =======        =======
Supplemental Disclosure:
Interest paid                                            $     -      $   194          $   846       $     -        $ 1,040
                                                         =======      =======          =======       =======        =======
Income taxes paid                                        $ 1,776      $     -          $     -       $     -        $ 1,776
                                                         =======      =======          =======       =======        =======


              HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statement of Cash Flows
                   For the three months ended March 31, 1999
                                  (Unaudited)
                            (dollars in thousands)



                                                      Parent    Guarantors   Non-Guarantors   Elimination   Consolidated
                                                     --------   ----------   --------------   ------------  -------------
Operating activities:
Net cash provided (used) by operating activities:     $(5,258)     $ 5,832            $ 120          $ 998        $ 1,692
                                                      -------      -------            -----          -----        -------

Investing activities:
  Additions to property and equipment                       -       (3,145)            (778)          (474)        (4,397)
  Additions to intangibles                             (1,737)         678                1              -         (1,058)
  Transfers (to) from restricted cash, net                  -          373              (43)          (524)          (194)
                                                      -------      -------            -----          -----        -------
Net cash (used) by investing activities                (1,737)      (2,094)            (820)          (998)        (5,649)
                                                      -------      -------            -----          -----        -------

Financing activities:
  Borrowings under revolving line of credit             7,000            -                -              -          7,000
  Payment of long-term debt                                 -         (119)              44              -            (75)
  Principal payments of capital lease obligation            -       (1,046)               -              -         (1,046)
  Dividends paid on exchangeable preferred stock           (6)           -                -              -             (6)
                                                      -------      -------            -----          -----        -------
Net cash provided by financing activities               6,994       (1,165)              44              -          5,873
                                                      -------      -------            -----          -----        -------

Net (decrease) in cash and cash equivalents                (1)       2,573             (656)             -          1,916
Cash and cash equivalents, beginning of period             51           99              746              -            896
                                                      -------      -------            -----          -----        -------

Cash and cash equivalents, end of period              $    50      $ 2,672            $  90          $   -        $ 2,812
                                                      =======      =======            =====          =====        =======

Supplemental Disclosure:
Interest paid                                         $   201      $ 1,057            $ 124          $   -        $ 1,382
                                                      =======      =======            =====          =====        =======
Income taxes paid                                     $    47      $     -            $   -          $   -        $    47
                                                      =======      =======            =====          =====        =======


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

OVERVIEW

Harborside Healthcare Corporation, ("Harborside" or the "Company") is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in five principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Massachusetts and New Hampshire), the Northeast (Connecticut and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). As of March 31, 1999, the Company operated 50 facilities (22 owned, 27 leased and one managed) with a total of 6,124 licensed beds. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services, both at Company-operated and non-affiliated facilities, through its wholly owned subsidiary, Theracor.

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                              As of March 31,
                                             ------------------
                                            1998            1999
                                            ----            ----

Facilities operated (1)                       45              50
Licensed beds (1)                          5,468           6,124

The following table sets forth certain operating data for the periods indicated:


                                     For the three months ended March 31,
                                     ------------------------------------

                                            1998             1999
                                            ----             ----

Patient days (2):
 Private and other                       120,103          124,030
 Medicare                                 48,222           50,741
 Medicaid                                264,829          303,790
                                         -------          -------
Total                                    433,154          478,561
                                         =======          =======

Total net revenues:
 Private and other                         32.4%            30.8%
 Medicare                                  26.6%            21.0%
 Medicaid                                  41.0%            48.2%
                                         -------          -------
Total                                     100.0%           100.0%
                                         =======          =======

Average Occupancy Rate (3)                 93.1%            90.6%
Quality Mix (4)                            59.0%            51.8%



(1) Includes two managed facilities with 178 licensed beds on March 31, 1998 and one managed facility with 106 licensed beds on March 31, 1999.
(2) "Patient Days" includes billed bed days for facilities operated by the Company excluding billed bed days of managed facilities and the one facility accounted for using the equity method.
(3) "Average Occupancy Rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the Company excluding the managed facility.
(4) "Quality Mix" consists of the percentage of revenues derived from Medicare, commercial insurers and other private payors.

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

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1999

 Total Net Revenues. Total net revenues decreased by $750,000 or 1.0%, from $72,454,000 in the first quarter of 1998 to $71,704,000 in the first quarter of 1999. This decrease was attributable to reductions in revenues of $4,515,000 at "same store" facilities and reductions in revenues of $3,596,000 generated by providing rehabilitation therapy services to non-affiliated long-term care facilities. These reductions were partially offset by the following revenue increases at facilities acquired in 1998: $2,416,000 from the acquisition of two North Toledo, Ohio facilities (the "North Toledo Facilities") on April 1, 1998; $2,855,000 from the acquisition of two Rhode Island facilities (the "Rhode Island Facilities") on May 8, 1998, and $2,090,000 from the acquisition of two Danbury, Connecticut facilities (the "Danbury Facilities") on December 1, 1998. The average occupancy rate at all of the Company's facilities decreased from 93.1% during the first quarter of 1998 to 90.6% during the first quarter of 1999. Average net patient service revenues per patient day at "same store" facilities decreased from $155.39 in the first quarter of 1998 to $148.31 in the first quarter of 1999. This decrease in average net patient service revenues per patient day was a result of the implementation of the new Medicare Prospective Payment System ("PPS") which became effective at all of the Company's facilities on January 1, 1999. Implementation of PPS caused the Company's average Medicare Part A per diem rate to decrease from $369 per Medicare patient day in the first quarter of 1998 to $287 per Medicare patient day in the first quarter of 1999. During the first quarter of 1999, the Company also experienced reduced revenues generated through the provision of Medicare Part B services to residents at its facilities. This reduction was due primarily to lower productivity by Company therapists during the first quarter as they adjusted to the newly implemented Medicare reimbursement system. Additionally, PPS established certain annual per patient limitations on the amount of Part B therapy that is reimbursable through the Medicare program. Management believes that the introduction of these annual limits resulted in reduced revenues during the first quarter of 1999 as affected parties adapted to the new regulatory environment. Implementation of PPS also caused a decrease in revenues generated by providing rehabilitation therapy services to non-affiliated long-term care facilities. In response to reduced reimbursement from the Medicare program, non-affiliated facilities reduced the amount of therapy services provided at their facilities. Additionally, the Company (consistent with other rehabilitation service providers) has seen reduced pricing levels and the Company also terminated certain low profit contracts with non-affiliated facilities. The Company's quality mix of private, Medicare and insurance revenues was 59.0% for the three months ended March 31, 1998 as compared to 51.8% during the same period of 1999. This reduction in quality mix of revenues was the result of the changes in revenues caused by the implementation of PPS.

 Facility Operating Expenses. Facility operating expenses increased by $5,324,000, or 9.3%, from $57,381,000 in the first quarter of 1998 to
$62,705,000 in the first quarter of 1999. Of this increase, $457,000 was due to the operation of "same store" facilities, $2,255,000 was due to the operation of the North Toledo Facilities, $2,821,000 was due to the operations of the Rhode Island Facilities and $1,667,000 was due to the operation of the Danbury Facilities. Partially offsetting these increases, was a reduction in operating expenses associated with the provision of rehabilitation therapy services at non-affiliated facilities. Additional reductions in facility operating expenses are planned -- see "Liquidity and Capital Resources".

 General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $1,427,000, or 42.4% from $3,365,000 in the first quarter of 1998 to $4,792,000 in the first quarter of 1999. Of this increase, $700,000, or 49% of the total increase, resulted from a charge related to the costs associated with the indefinite deferral of an acquisition which the Company had begun reviewing in the latter half of 1998. The remainder of the increase resulted from the acquisition of new facilities resulting in the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimbursed a former affiliate for certain data processing and administrative services provided to the Company. During the first quarter of 1998, such reimbursements totaled $313,000 compared to $296,000 during the first quarter of 1999.

 Depreciation and Amortization. Depreciation and amortization increased from $1,085,000 in the first quarter of 1998 to $2,541,000 in the first quarter of 1999 primarily due to the acquisition of new facilities and the amortization of costs related to the leveraged recapitalization completed by the Company on August 11, 1998.

 Facility Rent. Facility rent expense for the first quarter increased by $55,000, from $5,556,000 in 1998 to $5,611,000 in 1999. The increase in rent expense is the result of the acquisition of the Danbury Facilities by means of a synthetic lease, partially offset by a reduction in rent expense resulting from the exercise of purchase options on seven previously-leased facilities. The exercise of these purchase options was funded through financing arranged in connection with the leveraged recapitalization.

 Interest Expense, net. Interest expense, net, increased from $1,650,000 in the first quarter of 1998 to $4,800,000 in the first quarter of 1999. This net increase is primarily due to the issuance of $99,500,000 of 11.0% Senior Subordinated Discount Notes in connection with the leveraged recapitalization. The interest associated with these notes accretes until cash payments begin on August 1, 2003.

 Income Tax Expense (Benefit). As a result of a loss incurred in the first quarter of 1999, an income tax benefit of $3,668,000 was recognized for that period compared to income tax expense of $1,198,000 for the same period of 1998.

Net Income. Net income was $1,875,000 in the first quarter of 1998 as compared to a loss of $5,736,000 in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

 The Company's primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. The Company has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under a credit facility. In addition, in 1996 the Company financed the acquisition of four facilities located in Ohio by means of a lease which is accounted for as a capital lease for financial reporting purposes. The Company's existing leased facilities are leased from either the owner of the facilities, from a real estate investment trust which has purchased the facilities from the owner, or through synthetic lease borrowings. The Company's existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed purchase option price which the Company believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing the Company to realize the value appreciation of the facility while maintaining financial flexibility. In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the "Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the "Preferred Stock") mandatorily redeemable in 2010. Interest on the Discount Notes accretes at 11% per annum with cash interest on the Discount Notes not payable until August 1, 2003. Dividends on the Preferred Stock are payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends may only be paid in cash. The Company also entered into a new $250 million collateralized credit facility (the "New Credit Facility"). The terms of the New Credit Facility provide up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that converts to a term loan on an annual basis on each anniversary of the closing. During the first four years of the facility, any or all of the full $250 million of availability under the facility may be used for synthetic lease financings. Proceeds of loans under the facility may be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company's leverage ratio) at the election of the Company. The New Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of EBITDA.

 During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. The Company's expected lower first quarter results were attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company's facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long term care centers and a reduction in revenues from the provision of Medicare Part B services. In response, during the first quarter the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives have included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support) renegotiation of vendor contracts and ongoing efforts to reduce the Company's reliance on outside nurse agency personnel. All of the staffing reductions were implemented on or prior to April 1, 1999. Effective March 30, 1999, the Company obtained an amendment to the New Credit Facility which limits borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modifies certain financial covenants. Access to additional borrowings for acquisitions and general corporate purposes under the New Credit Facility are permitted to the extent the Company achieves certain financial targets. The amendment allows the Company access to the entire $250 million facility if the Company's operating performance returns to the level of compliance contemplated by the original financial covenants. As of March 31, 1999, total borrowings under the New Credit Facility (exclusive of undrawn letters of credit) were approximately $33,500,000 and the Company was in compliance with the financial covenants of the New Credit Facility.

 The Company's operating activities during the first quarter of 1999 generated net cash of $1.7 million as compared to the use of $1.7 million during the same period in 1998. The increase in net cash generated by operations during the first three months of 1999 was primarily due to a decrease in accounts receivable and increases in accounts payable and accrued employee compensation during the quarter.

 Net cash used by investing activities was $5.6 million during the first three months of 1999 as compared to $4.1 million used during the same period in 1998. Net cash invested in each period was used primarily to fund additions to property and equipment at the facilities. Additionally, during the first quarter of 1999, approximately $1,000,000 was expended in connection with obtaining the amendment of the Company's New Credit Facility.

 Net cash provided by financing activities during the first three months of 1999 was $5,873,000 as compared to net cash used of $805,000 during the first three
months of 1998.   During the first three months of 1999 the Company borrowed
$7.0 million under the New Credit Facility.

 In addition to the Discount Notes, as of March 31, 1999, the Company had two mortgage loans outstanding in the aggregate amount of $17.8 million, in addition to advances outstanding under its revolving credit facility, and $55.3 million of capital lease obligations. One of the Company's mortgage loans had an outstanding balance of $16.2 million, of which $15.1 million is due at maturity in 2004. This loans bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of four mortgaged facilities and the actual revenues of these facilities during a twelve month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1.6 million, of which $1.3 million is due in 2010.

 The Company had expected that its capital expenditures for 1999, excluding acquisitions of new long-term care facilities, would aggregate approximately $12,000,000. The Company is in the process of identifying which of these projects can be deferred in order to improve cash flow. The Company's expected capital expenditures relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. The Company expects that its future facility acquisitions will be financed with borrowings under the Company's revolving credit facility, direct operating leases or assumed debt. The Company may be required to obtain additional equity financing to finance any significant acquisitions in the future.

 Harborside's principal sources of funds are cash flow from operations and borrowings under the New Credit Facility. These funds are being used to finance working capital, meet debt service and capital expenditure requirements, finance acquisitions and for general corporate purposes. Harborside believes that operating cash flow and availability under the New Credit Facility will be adequate to meet its liquidity needs for the foreseeable future, although no assurance can be given in this regard


SEASONALITY

 The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include, among other things, the timing of Medicaid rate increases, seasonal census cycles and the number of calendar days in a given quarter.


INFLATION

 The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. Shortages in the labor market or general inflationary pressure could have a significant effect on the Company. In addition, suppliers attempt to pass along rising costs to the Company in the form of higher prices. When faced with increases in operating costs, the Company has generally increased its charges for services. The Company's operations could be adversely affected if it is unable to recover future cost increases or if it experiences significant delays in Medicare and Medicaid revenue sources increasing their rates of reimbursement.


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



                                Harborside Healthcare Corporation



                                By: /s/ Stephen L. Guillard
                                    ------------------------------------------
                                    Stephen L. Guillard
                                    Chairman, President, and Chief Executive
                                    Officer


                                By: /s/ William H. Stephan
                                    ------------------------------------------
                                    William H. Stephan
                                    Senior Vice President and Chief Financial
                                    Officer









DATE:  May 17, 1999