Form 10-Q
period 1999-06-30
HARBORSIDE HEALTHCARE CORP
filed 1999-08-16
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the quarterly period ended June 30, 1999
                                                   --------------

                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ------------------------




               Commission file number     01-14358
                                     --------------------


                        Harborside Healthcare Corporation
--------------------------------------------------------------------------------


               Delaware                                 04-3307188
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS employer identification no.)
        incorporation or organization)


                 One Beacon Street, Boston, Massachusetts      02108
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

    Number of shares of common stock, par value $0.01 per share outstanding as of August 13, 1999: 7,261,332.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                        Page

Part I.      Financial Information

              Condensed Consolidated Balance Sheets
               December 31, 1998 and June 30, 1999                      3

              Condensed Consolidated Statements of Operations
               For the Three Months and the Six Months Ended
               June 30, 1998 and 1999                                   4

              Condensed Consolidated Statement of Changes
               in Stockholders' Equity (Deficit) for the Six Months
               Ended June 30, 1999                                      5

              Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 1998 and 1999          6

              Notes to Condensed Consolidated Financial Statements      7

              Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      15

Part II       Other Information                                         22

              Signatures                                                23

                                      -2-

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)



                                                                                      December 31,    June 30,
                                                                                         1998          1999
                                                                                    -------------  ------------
                                                                                      (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents .......................................................   $     896    $   3,744
  Accounts receivable, net of allowances for doubtful
     accounts of $2,864 and $2,275,  respectively .................................      49,946       50,399
  Prepaid expenses and other ......................................................      10,934       15,931
  Prepaid income taxes ............................................................       3,873        9,190
  Deferred income taxes ...........................................................       4,084        4,084
                                                                                      ---------    ---------
     Total current assets .........................................................      69,733       83,348

 Restricted cash ..................................................................       2,110        2,410
 Property and equipment, net ......................................................     160,504      164,339
 Deferred financing and other non-current assets, net .............................      18,173       17,771
 Other assets, net ................................................................       4,300        3,700
 Note receivable...................................................................       7,487        7,487
 Deferred income taxes ............................................................       2,229        2,229
                                                                                      ---------    ---------
   Total assets ...................................................................   $ 264,536    $ 281,284
                                                                                      =========    =========

                    LIABILITIES
Current liabilities:
  Current maturities of long-term debt ............................................   $     207    $     213
  Current portion of capital lease obligation .....................................       4,278        4,452
  Accounts payable ................................................................       7,401       10,242
  Employee compensation and benefits ..............................................      13,220       13,818
  Other accrued liabilities .......................................................       7,485        6,723
  Accrued interest ................................................................          62          115
  Current portion of deferred income ..............................................         677          677
                                                                                      ---------    ---------
    Total current liabilities .....................................................      33,330       36,240

 Long-term portion of deferred income .............................................       3,104        2,766
 Long-term debt ...................................................................     134,473      158,098
 Long-term portion of capital lease obligation ....................................      51,253       50,586
                                                                                      ---------    ---------
    Total liabilities .............................................................     222,160      247,690
                                                                                      ---------    ---------

Exchangeable  preferred  stock,  redeemable,  $.01 par value with a  liquidation value of $1,000 per share; 500,000
  shares authorized; 42,293 and 45,185 issued and outstanding .....................      42,293       45,185
                                                                                      ---------    ---------

        STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000 shares
  authorized, 7,261,332 shares issued and outstanding .............................         146          146
Additional paid-in capital ........................................................     204,607      201,705
Less common stock in treasury, at cost, 7,349,832 shares ..........................    (183,746)    (183,746)
Accumulated deficit ...............................................................     (20,924)     (29,696)
                                                                                      ---------    ---------
    Total stockholders' equity (deficit) ..........................................          83      (11,591)
                                                                                      ---------    ---------
    Total liabilities and stockholders' equity (deficit) ..........................   $ 264,536    $ 281,284
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                            For the three months      For the six months
                                                ended June 30,           ended June 30,

                                               1998        1999         1998       1999
                                               ----        -----        ----       -----

Total net revenues .......................   $  76,186   $  75,016    $ 148,640   $ 146,720
                                             ---------   ---------    ---------   ---------

Expenses:
  Facility operating .....................      59,649      61,347      117,030     124,052
  General and administrative .............       4,110       4,589        7,475       9,381
  Service charges paid to former affiliate         315         277          628         573
  Amortization of prepaid management fee .        --           300         --           600
  Depreciation and amortization ..........       1,178       2,563        2,263       5,104
  Facility rent ..........................       6,065       5,593       11,621      11,204
                                             ---------   ---------    ---------   ---------
    Total expenses .......................      71,317      74,669      139,017     150,914
                                             ---------   ---------    ---------   ---------

Income (loss) from operations ............       4,869         347        9,623      (4,194)

Other:
  Interest expense, net ..................       1,552       5,056        3,202       9,856
  Other expense ..........................          41         267           72         330
                                             ---------   ---------    ---------   ---------
Income (loss) before income taxes ........       3,276      (4,976)       6,349     (14,380)
Income tax expense (benefit) .............       1,278      (1,940)       2,476      (5,608)
                                             ---------   ---------    ---------   ---------

Net income (loss) ........................   $   1,998   $  (3,036)   $   3,873   $  (8,772)
                                             =========   =========    =========   =========


Earnings (loss) per common share:
       Basic .............................   $    0.25   $   (0.62)   $    0.48   $   (1.61)
                                             =========   =========    =========   =========
       Diluted ...........................   $    0.24   $   (0.62)   $    0.47   $   (1.61)
                                             =========   =========    =========   =========































          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                             (dollars in thousands)





                                                              Additional
                                                      Common   Paid-In     Treasury     Retained      Total
                                                      Stock    Capital      Stock        Deficit



Stockholders' equity (deficit), December 31, 1998   $  146    $ 204,607    $ (183,746)  $   (20,924)$      83
                                                    ------    ---------    ----------   ----------- ---------
Preferred stock dividends .......................       --       (2,902)           --            --    (2,902)

Net loss for the six months ended
  June 30, 1999 .................................       --           --            --       (8,772)    (8,772)
                                                    ------    ---------    ----------   ----------  ---------
Stockholders' equity (deficit), June 30, 1999 ...   $  146    $ 201,705    $ (183,746)  $  (29,696) $ (11,591)
                                                    ======    =========    ==========   ==========  =========











































          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                For the six months ended June 30,

                                                                                           1998        1999
                                                                                           ----        ----

Operating activities:
 Net income (loss) ...................................................................   $  3,873    $ (8,772)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
  Depreciation of property and equipment .............................................      1,895       3,279
  Amortization of deferred financing and
     other non-current assets  .......................................................        368       1,825
  Amortization of prepaid management fee .............................................       --           600
  Amortization of deferred income ....................................................       (255)       (338)
  Accretion of senior subordinated discount notes ....................................       --         5,732
  Amortization of loan costs and fees ................................................        108          78
  Accretion of interest on capital lease obligation ..................................      1,532       1,655
                                                                                         --------    --------
                                                                                            7,521       4,059
Changes in operating assets and liabilities:
  (Increase) in accounts receivable ..................................................     (9,068)       (453)
  (Increase) in prepaid expenses and other ...........................................     (1,755)     (4,997)
  Increase in accounts payable .......................................................        688       2,841
  Increase in employee compensation and benefits .....................................      2,955         598
  Increase (decrease) in accrued interest ............................................        (52)         53
  Increase (decrease) in other accrued liabilities ...................................      1,369        (762)
  (Increase) in prepaid income taxes .................................................       --        (5,317)
                                                                                         --------    --------
Net cash provided (used) by operating activities .....................................      1,658      (3,978)
                                                                                         --------    --------

Investing activities:
  Additions to property and equipment ................................................     (7,071)     (7,114)
  Additions to deferred financing and other non-current assets .......................     (1,586)     (1,501)
  Transfers to restricted cash, net ..................................................     (1,571)       (300)
                                                                                         --------    --------
 Net cash used by investing activities ...............................................    (10,228)     (8,915)
                                                                                         --------    --------

Financing activities:
  Borrowings under revolving line of credit...........................................      3,000      18,000
  Payment of long-term debt ..........................................................        (94)       (101)
  Principal payments of capital lease obligation .....................................     (2,019)     (2,148)
  Receipt of cash in connection with lease............................................      1,935        --
  Exercise of stock options ..........................................................         29        --
  Dividends paid on exchangeable preferred stock                                             --           (10)
                                                                                         --------    --------
 Net cash provided by financing activities
                                                                                            2,851      15,741
                                                                                         --------    --------

Net increase (decrease) in cash and cash equivalents .................................     (5,719)      2,848
Cash and cash equivalents, beginning of period .......................................      8,747         896
                                                                                         --------    --------
Cash and cash equivalents, end of period .............................................   $  3,028    $  3,744
                                                                                         ========    ========

Supplemental Disclosure:
  Interest paid ......................................................................   $  2,128    $  2,891
                                                                                         ========    ========
  Income taxes paid ..................................................................   $  2,923    $    113
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       General

  Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and provide rehabilitation therapy services. As of June 30, 1999, the Company owned twenty-two facilities, operated twenty-seven additional facilities under various leases, managed one facility and owned a rehabilitation therapy services company. The Company accounts for its investment in one 75% owned facility using the equity method.

B.       Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999, the results of its operations for the three-month and six-month periods ended June 30, 1998 and 1999 and its cash flows for the six-month periods ended June 30, 1998 and 1999. The results of operations for the three-month and six-month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

C.  Earnings (Loss) Per Common Share

  The following table sets forth the  computation of basic and diluted  earnings
 (loss) per Common Share for the periods ended June 30, 1998 and 1999:


                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                        June 30,
                                                                  1998          1999            1998           1999
                                                                  ----          ----            ----           ----

Numerator:
    Net income (loss) ....................................   $  1,998,000   $ (3,036,000)   $   3,873,000  $  (8,772,000)
    Preferred Stock dividends ............................           --       (1,475,000)            --       (2,902,000)
                                                             ------------   ------------    -------------   ------------
Earnings (loss) available for Common Shares ..............   $  1,998,000   $ (4,511,000)   $   3,873,000   $(11,674,000)
                                                             ============   ============    =============   ============

Denominator:
    Denominator for basic earnings (loss) per
     Common Share - weighted average shares ..............      8,062,000      7,261,000        8,061,000      7,261,000

    Effect of dilutive securities - employee stock options        289,000           --            267,000           --
                                                            ------------    ------------    -------------   ------------

Denominator for diluted earnings (loss) per Common
    Share - adjusted weighted-average shares and
      assumed conversions ................................      8,351,000      7,261,000        8,328,000      7,261,000
                                                             ============   ============    =============   ============


Basic earnings  (loss)  per Common Share .................   $       0.25   $      (0.62)   $        0.48   $      (1.61)
                                                             ============   ============    =============   ============
Diluted earnings (loss)  per Common Share ................   $       0.24   $      (0.62)   $        0.47   $      (1.61)
                                                             ============   ============    =============   ============


D. Condensed Consolidating Financial Information

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

 The information which follows presents the condensed consolidating financial position as of December 31, 1998 and June 30, 1999; the condensed consolidating results of operations for the three-month and six-month periods ended June 30, 1998 and 1999; and the consolidating cash flows for the six months ended June 30, 1998 and 1999 of (a) the parent company only ("the Parent"), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                             As of December 31, 1998
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

                                                                    Parent     Guarantors  Non-Guarantors Elimination  Consolidated
                                                                  -----------  ----------  -------------- -----------  -----------

ASSETS
Current assets:
   Cash and cash equivalents ....................................  $       51   $       99   $     746   $     --       $    896
   Accounts receivable, net of allowance ........................        --         36,485      15,733       (2,272)      49,946
   Intercompany receivable ......................................     116,555         --          --       (116,555)        --
   Prepaid expenses and other ...................................       1,268        7,291       2,804         (429)      10,934
   Prepaid income taxes .........................................       3,873         --          --           --          3,873
   Deferred income taxes ........................................       2,150        1,934        --           --          4,084
                                                                    ---------    ---------   ---------    ---------    ---------
Total current assets ............................................     123,897       45,809      19,283     (119,256)      69,733

Restricted cash .................................................        --          2,162         472         (524)       2,110
Investment in limited partnership ...............................      15,584         --         4,044      (19,628)        --
Property and equipment, net .....................................        --        142,383      18,595         (474)     160,504
Deferred financing and other
  non-current assets, net .......................................      10,532        6,176       1,642         (177)      18,173
Other assets, net ...............................................       4,300         --          --           --          4,300
Note receivable .................................................        --          7,487        --           --          7,487
Deferred income taxes ...........................................          71        2,158        --           --          2,229
                                                                    ---------    ---------   ---------    ---------    ---------
Total assets ....................................................   $ 154,384    $ 206,175   $  44,036    $(140,059)   $ 264,536
                                                                    =========    =========   =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt   .......................   $    --      $      22   $     185    $    --      $     207
   Current portion of capital lease
     obligation .................................................        --          4,278        --           --          4,278
   Accounts payable .............................................        --          5,010       3,159         (768)       7,401
   Intercompany payable .........................................        --         90,284       8,923      (99,207)        --
   Employee compensation and benefits ...........................        --          9,853       3,367         --         13,220
   Other accrued liabilities ....................................       3,254        3,306         925         --          7,485
   Accrued interest .............................................       1,385        3,260        --         (4,583)          62
   Current portion of deferred income ...........................        --           --          --            677          677
                                                                    ---------    ---------   ---------    ---------    ---------
Total current liabilities .......................................       4,639      116,013      16,559     (103,881)      33,330

Long-term portion of deferred income ............................        --          1,202       2,579         (677)       3,104
Long-term debt ..................................................     112,243        2,721      16,109        3,400      134,473
Long-term  portion of capital lease obligation ..................        --         54,348        --         (3,095)      51,253
                                                                    ---------    ---------   ---------    ---------    ---------
Total liabilities ...............................................     116,882      174,284      35,247     (104,253)     222,160
                                                                    ---------    ---------   ---------    ---------    ---------

Exchangeable  preferred  stock,  redeemable,  $.01 par value with a  liquidation value of $1,000 per share;
 500,000 shares authorized;
 42,293 shares issued and outstanding ...........................      42,293         --          --           --         42,293
                                                                    ---------    ---------   ---------    ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
   shares authorized; 7,261,332 shares issued
   and outstanding ..............................................         146        2,569       3,885       (6,454)         146
Additional paid-in capital ......................................     204,381         --          --            226      204,607
Less common stock in  treasury, at
   cost, 7,349,832 shares .......................................    (183,746)        --          --           --       (183,746)
Retained earnings (deficit) .....................................     (25,572)       4,567      (2,170)       2,251      (20,924)
Partners' equity ................................................        --         24,755       7,074      (31,829)        --
                                                                    ---------    ---------   ---------    ---------    ---------
Total stockholders' equity (deficit) ............................      (4,791)      31,891       8,789      (35,806)          83
                                                                    ---------    ---------   ---------    ---------    ---------

Total liabilities and stockholders' equity   ....................   $ 154,384    $ 206,175   $  44,036    $(140,059)   $ 264,536
                                                                    =========    =========   =========    =========    =========

                                      -9-

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                               As of June 30, 1999
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

                                                                  Parent      Guarantors  Non-Guarantors Elimination  Consolidated
                                                                 -----------  ----------  -------------- -----------  ------------

ASSETS
Current assets:
   Cash and cash equivalents ....................................  $   5,962    $  (4,181) $     1,963   $     --      $   3,744
   Accounts receivable, net of allowance ........................       --         33,180       17,219         --         50,399
   Intercompany receivable ......................................    123,317        2,365         --       (125,682)        --
   Prepaid expenses and other ...................................      1,330       12,237        2,364         --         15,931
   Prepaid income taxes .........................................      9,190         --           --           --          9,190
   Deferred income taxes ........................................      2,150        1,934         --           --          4,084
                                                                   ---------    ---------    ---------    ---------    ---------
Total current assets ............................................    141,949       45,535       21,546     (125,682)      83,348

Restricted cash .................................................       --          1,864          546         --          2,410
Investment in limited partnership ...............................     15,584         --          4,044      (19,628)        --
Property and equipment, net .....................................       --        144,896       19,443         --        164,339
Deferred financing and other
  non-current assets, net .......................................     10,793        5,470        1,508         --         17,771
Other assets, net ...............................................      3,700         --           --           --          3,700
Note receivable .................................................       --          7,487         --           --          7,487
Deferred income taxes ...........................................         71        2,158         --           --          2,229
                                                                   ---------    ---------    ---------    ---------    ---------
Total assets ....................................................  $ 172,097    $ 207,410    $  47,087    $(145,310)   $ 281,284
                                                                   =========    =========    =========    =========    =========


LIABILITIES
Current liabilities:
   Current maturities of long-term debt .........................  $    --      $      18    $     195    $    --      $     213

   Current portion of capital lease
     obligation .................................................       --          4,452         --           --          4,452
   Accounts payable .............................................       --          7,936        2,306         --         10,242
   Intercompany payable .........................................       --         90,028       14,235     (104,263)        --
   Employee compensation and benefits ...........................       --         10,318        3,500         --         13,818
   Other accrued liabilities ....................................      3,251        2,605          867         --          6,723
   Accrued interest .............................................      2,823        4,719         --         (7,427)         115
   Current portion of deferred income ...........................       --            677         --           --            677
                                                                   ---------    ---------    ---------    ---------    ---------
Total current liabilities .......................................      6,074      120,753       21,103     (111,690)      36,240


Long-term portion of deferred income ............................       --          1,048        2,395         (677)       2,766
Long-term debt ..................................................    130,243        5,601       16,010        6,244      158,098
Long-term portion of capital lease obligation ...................       --         53,767         --         (3,181)      50,586
                                                                   ---------    ---------    ---------    ---------    ---------
Total liabilities ...............................................    136,317      181,169       39,508     (109,304)     247,690
                                                                   ---------    ---------    ---------    ---------    ---------


Exchangeable  preferred  stock,  redeemable,  $.01 par value with a  liquidation value of $1,000 per share;
 500,000 shares authorized;
 45,185 shares issued and outstanding ..........................      45,185         --           --           --         45,185
                                                                   ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
    shares authorized; 7,261,332 shares issued
    and outstanding .............................................        146        2,569        3,885       (6,454)         146
Additional paid-in capital ......................................    201,478         --           --            227      201,705
Less common stock in treasury, at
   cost, 7,349,832 shares .......................................   (183,746)        --           --           --       (183,746)
Partners' equity ................................................       --         24,755        7,074      (31,829)        --

Accumulated deficit .............................................    (27,283)      (1,083)      (3,380)       2,050      (29,696)
                                                                   ---------    ---------    ---------    ---------    ---------

Total stockholders' equity (deficit) ............................     (9,405)      26,241        7,579      (36,006)     (11,591)
                                                                   ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity (deficit)               $ 172,097    $ 207,410    $  47,087    $(145,310)   $ 281,284
                                                                   =========    =========    =========    =========    =========

          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES Condensed
           Consolidating Statements of Operations For the three months ended June 30, 1998 and 1999
                                   (Unaudited)
                             (dollars in thousands)


For the three months ended June 30, 1998:

                                                       Parent   Guarantors Non-Guarantors Elimination Consolidated
                                                      -------   ---------- -------------- ----------- ------------

Total net revenues .................................   $   --      $ 57,796    $ 25,304    $ (6,914)   $ 76,186
                                                       --------    --------    --------    --------    --------

Expenses:
  Facility operating ...............................       --        45,255      21,126      (6,732)     59,649
  General and administrative .......................        101       3,862         147        --         4,110
  Service charges paid to affiliate ................       --           338        --           (23)        315
  Depreciation and amortization ....................         14         791         373        --         1,178
  Facility rent ....................................       --         3,919       2,054          92       6,065
  Management fees paid to affiliates ...............       --        (1,462)      1,462        --          --
                                                       --------    --------    --------    --------    --------
Total expenses .....................................        115      52,703      25,162      (6,663)     71,317
                                                       --------    --------    --------    --------    --------

Income (loss) from operations ......................       (115)      5,093         142        (251)      4,869

Other:
  Interest expense, net ............................       --         1,660         146        (254)      1,552
  Other expense (income) ...........................       --            72        --           (31)         41
                                                       --------    --------    --------    --------    --------

Income (loss) before income taxes ..................       (115)      3,361          (4)         34       3,276
Income tax expense (benefit) .......................        (45)      1,311          (2)         14       1,278
                                                       --------    --------    --------    --------    --------
Net income (loss) ..................................   $    (70)   $  2,050    $     (2)   $     20    $  1,998
                                                       ========    ========    ========    ========    ========


For the three months ended June 30, 1999:

                                                       Parent    Guarantors  Non-Guarantors Elimination Consolidated
                                                       -------   ----------  -------------- ----------- ------------

Total net revenues .................................   $     17    $ 55,292    $ 24,068    $ (4,361)   $ 75,016
                                                       --------    --------    --------    --------    --------


Expenses:
  Facility operating ...............................       --        45,197      20,511      (4,361)     61,347
  General and administrative .......................         16       4,573        --          --         4,589
  Service charges paid to affiliate ................       --           277        --          --           277
  Amortization of prepaid management fee ...........        300        --          --          --           300
  Depreciation and amortization ....................        406       1,742         415        --         2,563
  Facility rent ....................................       --         3,479       2,114        --         5,593
  Management fees paid to affiliates ...............       --        (1,423)      1,423        --          --
                                                       --------    --------    --------    --------    --------

Total expenses .....................................        722      53,845      24,463      (4,361)     74,669
                                                       --------    --------    --------    --------    --------

Income (loss) from operations ......................       (705)      1,447        (395)       --           347

Other:
  Interest expense, net ............................        726       3,894         436        --         5,056
  Other expense ....................................       --          --          --           267         267
                                                       --------    --------    --------    --------    --------

(Loss) before income taxes .........................     (1,431)     (2,447)       (831)       (267)     (4,976)
Income tax (benefit) ...............................       (558)       (954)       (324)       (104)     (1,940)
                                                       --------    --------    --------    --------    --------
Net loss ...........................................   $   (873)   $ (1,493)   $   (507)   $   (163)   $ (3,036)
                                                       ========    ========    ========    ========    ========


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                 For the six months ended June 30, 1998 and 1999
                                   (Unaudited)
                             (dollars in thousands)


For the six months ended June 30, 1998:

                                                      Parent    Guarantors   Non-Guarantors  Elimination Consolidated
                                                      -------   ----------   --------------  ----------- ------------


Total net revenues .................................   $    --      $ 111,371    $  50,867    $ (13,598)   $ 148,640
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
  Facility operating ...............................        --         88,225       42,403      (13,598)     117,030
  General and administrative .......................         216        7,088          171         --          7,475
  Service charges paid to affiliate ................        --            628         --           --            628
  Depreciation and amortization ....................          14        1,509          740         --          2,263
  Facility rent ....................................        --          7,454        4,167         --         11,621
  Management fees paid to affiliates ...............        --         (3,069)       3,069         --           --
                                                       ---------    ---------    ---------    ---------    ---------
Total expenses .....................................         230      101,835       50,550      (13,598)     139,017
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) from operations ......................        (230)       9,536          317         --          9,623

Other:
  Interest expense, net ............................        --          2,909          293         --          3,202
  Other expense ....................................        --             72         --           --             72
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ..................        (230)       6,555           24         --          6,349
Income tax expense (benefit) .......................         (90)       2,557            9         --          2,476
                                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) ..................................   $    (140)   $   3,998    $      15    $    --      $   3,873
                                                       =========    =========    =========    =========    =========


For the six months ended June 30, 1999:

                                                      Parent    Guarantors   Non-Guarantors  Elimination Consolidated
                                                      -------   ----------   --------------  ----------- ------------

Total net revenues .................................   $      24    $ 108,728    $  47,217    $  (9,249)   $ 146,720
                                                       ---------    ---------    ---------    ---------    ---------


Expenses:
  Facility operating ...............................        --         92,886       40,415       (9,249)     124,052
  General and administrative .......................          26        9,355         --           --          9,381
  Service charges paid to affiliate ................        --            573         --           --            573
  Amortization of prepaid management fee ...........         600         --           --           --            600
  Depreciation and amortization ....................         780        3,487          837         --          5,104
  Facility rent ....................................        --          6,947        4,257         --         11,204
  Management fees paid to affiliates ...............        --         (2,825)       2,825         --           --
                                                       ---------    ---------    ---------    ---------    ---------

Total expenses .....................................       1,406      110,423       48,334       (9,249)     150,914
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) from operations ......................      (1,382)      (1,695)      (1,117)        --         (4,194)


Other:
  Interest expense, net ............................       1,423        7,567          866         --          9,856
  Other expense ....................................        --           --           --            330          330
                                                       ---------    ---------    ---------    ---------    ---------

(Loss) before income taxes .........................      (2,805)      (9,262)      (1,983)        (330)     (14,380)
Income tax (benefit) ...............................      (1,094)      (3,612)        (773)        (129)      (5,608)
                                                       ---------    ---------    ---------    ---------    ---------
Net loss ...........................................   $  (1,711)   $  (5,650)   $  (1,210)   $    (201)   $  (8,772)
                                                       =========    =========    =========    =========    =========


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                     For the six months ended June 30, 1998
                                   (Unaudited)
                             (dollars in thousands)


                                                       Parent    Guarantors   Non-Guarantors  Elimination Consolidated
                                                       -------   ----------   --------------  ----------- ------------


Operating activities:
Net cash provided (used) by operating activities:  ..  $    (563)   $   5,683   $   (1,069)   $  (2,393)   $   1,658
                                                       ---------    ---------    ---------    ---------    ---------

Investing activities:
     Additions to property and equipment ............         (5)     (6,422)         (644)       --          (7,071)
     Additions to deferred financing and other
       non-current assets ...........................        (28)       (539)          (72)       (947)       (1,586)
     Transfers (to) from restricted cash, net .......       --          (638)          (67)       (866)       (1,571)
                                                       ---------    ---------    ---------    ---------    ---------
Net cash provided (used) by investing activities ....        (33)     (7,599)         (783)     (1,813)      (10,228)
                                                       ---------    ---------    ---------    ---------    ---------


Financing activities:
     Borrowings under revolving line of credit ......       --         3,000          --          --           3,000
     Payment of long-term debt ......................       --           (14)          (80)       --             (94)
     Principal payments of capital lease obligation         --        (2,019)         --          --          (2,019)
     Receipt of cash in connection with lease .......       --         1,935          --          --           1,935
     Exercise of stock options ......................         29        --            --          --              29
                                                        --------    --------      --------     --------     --------
Net cash provided (used) by financing activities ....         29       2,902           (80)       --           2,851
                                                        --------    --------      --------     --------     --------

Net increase (decrease) in cash and cash equivalents        (567)        986        (1,932)     (4,206)       (5,719)

Cash and cash equivalents, beginning of period ......        698       4,383         3,666        --           8,747
                                                        --------    --------      --------    --------      --------
Cash and cash equivalents, end of period ............   $    131    $  5,369      $  1,734    $ (4,206)     $  3,028
                                                        ========    ========      ========    ========      ========

Supplemental Disclosure:
Interest paid .......................................   $   --      $  1,933      $    195    $   --        $  2,128
                                                        ========    ========      ========    ========      ========
Income taxes paid ...................................   $   --      $  2,913      $     10    $   --        $  2,923
                                                        ========    ========      ========    ========      ========



               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                     For the six months ended June 30, 1999
                                   (Unaudited)
                             (dollars in thousands)


                                                      Parent    Guarantors   Non-Guarantors  Elimination Consolidated
                                                      -------   ----------   --------------  ----------- ------------

Operating activities:
Net cash provided (used) by operating activities:  ..  $ (10,433)   $   2,697    $   2,760   $     998   $ (3,978)
                                                       ---------    ---------    ---------   ---------   ---------

Investing activities:
     Additions to property and equipment ............       --         (5,077)     (1,563)       (474)     (7,114)
     Additions to deferred financing and other
      non-current assets ............................     (1,646)         140           5        --        (1,501)
     Transfers (to) from restricted cash, net .......       --            298         (74)       (524)       (300)
                                                        --------     --------    --------    --------    --------
Net cash provided (used) by investing activities ....     (1,646)      (4,639)     (1,632)       (998)     (8,915)
                                                        --------     --------    --------    --------    --------

Financing activities:
     Borrowings under revolving line of credit            18,000        --          --           --        18,000
     Payment of long-term debt ......................       --          (190)         89         --          (101)
     Principal payments of capital lease obligation         --        (2,148)       --           --        (2,148)
     Dividends paid on exchangeable preferred stock .        (10)       --          --           --           (10)
                                                        --------    --------    --------     --------    --------
Net cash provided (used) by financing activities ....     17,990      (2,338)         89         --        15,741
                                                        --------    --------    --------     --------    --------

Net increase (decrease) in cash and cash equivalents       5,911      (4,280)      1,217         --         2,848

Cash and cash equivalents, beginning of period ......         51          99         746         --           896
                                                        --------    --------    --------     --------    --------

Cash and cash equivalents, end of period ............   $  5,962    $ (4,181)   $  1,963     $   --      $  3,744
                                                        ========    ========    ========     ========    ========

Supplemental Disclosure:
Interest paid .......................................   $    417    $  2,220    $    254     $   --      $  2,891
                                                        ========    ========    ========     ========    ========
Income taxes paid ...................................   $    113    $   --      $   --       $   --      $    113
                                                        ========    ========    ========     ========    ========



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

OVERVIEW

  Harborside Healthcare Corporation, ("Harborside" or the "Company") is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in five principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England
(Massachusetts, New Hampshire and Rhode Island), the Northeast (Connecticut), and the Mid-Atlantic (New Jersey and Maryland). As of June 30, 1999, the Company operated 50 facilities (22 owned, 27 leased and one managed) with a total of 6,124 licensed beds. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services, both at Company-operated and non-affiliated facilities, through its wholly owned subsidiary, Theracor.

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:


                                             As of June 30,
                                      1998                  1999
                                      ----                  ----

Facilities operated (1)                 49                    50
Licensed beds (1)                    5,983                 6,124

The following table sets forth certain operating data for the periods indicated:

                                                       For the three months      For the six months
                                                          ended June 30,           ended June 30,
                                                     -----------------------    ---------------------
                                                         1998        1999         1998        1999
                                                         ----        ----         ----        ----

Patient days (2):
  Private and other ..................                  126,029      122,052      246,132     246,081
  Medicare ...........................                   50,976       56,068       99,198     106,810
  Medicaid ...........................                  290,944      305,068      555,773     608,858
                                                      ---------    ---------    ---------    --------
Total ................................                  467,949      483,188      901,103     961,749
                                                      =========    =========    =========    ========

Total net revenues:
  Private and other...................                   31.3%        29.6%        31.8%        30.2%
  Medicare............................                   25.8%        22.0%        26.2%        21.5%
  Medicaid ...........................                   42.9%        48.4%        42.0%        48.3%
                                                      ---------    ---------    ---------    --------
Total ................................                  100.0%       100.0%       100.0%       100.0%
                                                      =========    =========    =========    ========

Average Occupancy rate (3) ...........                   92.2%        90.5%        92.6%        90.6%
Quality Mix (4) ......................                   57.1%        51.6%        58.0%        51.7%


(1) Includes two managed facilities with 178 licensed beds on June 30, 1998 and one managed facility with 106 licensed beds on June 30, 1999.

(2) "Patient Days" includes billed bed days for facilities operated by the Company excluding billed bed days of managed facilities and the one facility accounted for using the equity method.

(3) "Average Occupancy Rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the Company excluding managed facilities.

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

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1999

  Total Net Revenues. Total net revenues decreased by $1,170,000 or 1.5%, from $76,186,000 in the second quarter of 1998 to $75,016,000 in the second quarter of 1999. This reduction was partially offset by the following revenue increases at facilities acquired in 1998: $1,240,000 from the acquisition of two Rhode Island facilities (the "Rhode Island Facilities") on May 8, 1998, and $1,972,000 from the acquisition of two Danbury, Connecticut facilities (the "Danbury Facilities") on December 1, 1998. The reduction in total revenues from 1998 to 1999 was primarily the result of lower occupancy and lower average revenues per patient day. The average occupancy rate at all of the Company's facilities decreased from 92.2% during the second quarter of 1998 to 90.5% during the second quarter of 1999. Average net patient service revenues per patient day at "same store" facilities decreased from $153.93 in the second quarter of 1998 to $152.47 in the second quarter of 1999. This decrease in average net patient service revenues per patient day was a result of the implementation of the new Medicare Prospective Payment System ("PPS") which became effective at all of the Company's facilities on January 1, 1999. Implementation of PPS caused the
Company's average Medicare Part A per diem rate to decrease from $358 per Medicare patient day in the second quarter of 1998 to $282 per Medicare patient day in the second quarter of 1999. During the second quarter of 1999, the Company also experienced reduced revenues generated through the provision of Medicare Part B services to residents at its facilities. PPS established certain annual per patient limitations on the amount of Part B therapy that is reimbursable through the Medicare program. Management believes that the introduction of these annual limits resulted in reduced revenues during the second quarter of 1999 as affected parties adapted to the new regulatory environment. The Company's quality mix of private, Medicare and insurance revenues was 57.1% for the three months ended June 30, 1998 as compared to 51.6% during the same period of 1999. This decrease in quality mix of revenues was the result of the decrease in Medicare revenues caused by the implementation of PPS.

  Facility  Operating   Expenses.   Facility  operating  expenses  increased  by
$1,698,000,  or  2.8%,  from  $59,649,000  in the  second  quarter  of  1998  to
$61,347,000 in the second quarter of 1999 as the result of acquired facilities. Of this increase, $1,666,000 was due to the operations of the Rhode Island Facilities and $1,585,000 was due to the operations of the Danbury Facilities.

  General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $479,000, or 11.7% from $4,110,000 in the second quarter of 1998 to $4,589,000 in the second quarter of 1999. This increase resulted from the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses a former affiliate for certain data processing and administrative services provided to the Company. During the second quarter of 1998, such reimbursements totaled $315,000 compared to $277,000 during the second quarter of 1999.

 Depreciation and Amortization. Depreciation and amortization increased from $1,178,000 in the second quarter of 1998 to $2,563,000 in the second quarter of 1999 primarily due to the amortization of costs related to the leveraged recapitalization and the exercise of purchase options for seven facilities which were financed through synthetic leases prior to the leveraged recapitalization. The exercise of these purchase options was funded through financing arranged in connection with the leveraged recapitalization.

 Amortization of Prepaid Management Fees.   Amortization of prepaid management
fees (paid in connection with the merger) was $300,000 during the second quarter of 1999.

 Facility Rent. Facility rent expense for the second quarter decreased by $472,000 from $6,065,000 in 1998 to $5,593,000 in 1999. The decrease in rent expense is the result of a reduction in rent expense related to the exercise of purchase options on previously leased facilities partially offset by the acquisition of the Danbury Facilities by means of a synthetic lease.

 Interest Expense, net. Interest expense, net, increased from $1,552,000 in the second quarter of 1998 to $5,056,000 in the second quarter of 1999. This net increase is primarily due to the issuance of $99,500,000 of 11% Senior Subordinated Discount Notes in connection with the leveraged recapitalization. The interest associated with these notes accretes until cash payments begin on August 1, 2003.

  Income Tax Expense (Benefit). As a result of a loss incurred in the second quarter of 1999, an income tax benefit of $1,940,000 was recognized for that period compared to income tax expense of $1,278,000 for the same period of 1998.

  Net Income/Loss. Net income was $1,998,000 in the second quarter of 1998 as compared to a loss of $3,036,000 in the second quarter of 1999.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1999

 Total Net Revenues. Total net revenues decreased by $1,920,000 or 1.3%, from $148,640,000 in the first half of 1998 to $146,720,000 in the first half of 1999. This reduction was partially offset by the following revenue increases at facilities acquired in 1998: $2,010,000 from the acquisition of two North Toledo, Ohio facilities (the "North Toledo Facilities") on April 1, 1998; $4,095,000 from the acquisition of two Rhode Island facilities (the "Rhode Island Facilities") on May 8, 1998, and $4,062,000 from the acquisition of two Danbury, Connecticut facilities (the "Danbury Facilities") on December 1, 1998. The reduction in total revenues from 1998 to 1999 was primarily the result of lower occupancy and lower average revenues per patient day. The average occupancy rate at all of the Company's facilities decreased from 92.6% during the first half of 1998 to 90.6% during the first half of 1999. Average net patient service revenues per patient day at "same store" facilities decreased from $155.47 in the first half of 1998 to $151.07 in the first half of 1999. This decrease in average net patient service revenues per patient day was a result of the implementation of the new Medicare Prospective Payment System ("PPS") which became effective at all of the Company's facilities on January 1, 1999. Implementation of PPS caused the Company's average Medicare Part A per diem rate to decrease from $363 per Medicare patient day in the first half of 1998 to $285 per Medicare patient day in the first half of 1999. During the first half of 1999, the Company also experienced reduced revenues generated through the provision of Medicare Part B services to residents at its facilities. This reduction was due partially to lower productivity by Company therapists during the first quarter as they adjusted to the newly implemented Medicare reimbursement system. Additionally, PPS established certain annual per patient limitations on the amount of Part B therapy that is reimbursable through the Medicare program. Management believes that the introduction of these annual limits resulted in reduced revenues during the first half of 1999 as affected parties adapted to the new regulatory environment. Implementation of PPS also caused a decrease in revenues generated by providing rehabilitation therapy services to non-affiliated long-term care facilities. In response to reduced reimbursement from the Medicare program, non-affiliated facilities reduced the amount of therapy services provided at their facilities. Additionally, the Company (consistent with other rehabilitation service providers) has seen reduced pricing levels and the Company also terminated certain low profit contracts with non-affiliated facilities. The Company's quality mix of private, Medicare and insurance revenues was 58.0% for the six months ended June 30, 1998 as compared to 51.7% during the same period of 1999. This decrease in quality mix of revenues was the result of the decrease in Medicare revenues caused by the implementation of PPS.

 Facility Operating Expenses. Facility operating expenses increased by $7,022,000, or 6.0%, from $117,030,000 for the first half of 1998 to
$124,052,000 for the first half of 1999 as the result of acquired facilities. Of this increase, $2,519,000 was due to the operations of the North Toledo Facilities, $4,487,000 was due to the operations of the Rhode Island Facilities, and $3,252,000 was due to the operations of the Danbury Facilities.

 General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $1,906,000, or 25.5%, from $7,475,000 for the first half of 1998 to $9,381,000 for the first half of 1999. This increase resulted from the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses a former affiliate for certain data processing and administrative services provided to the Company. During the first half of 1998, such reimbursements totaled $628,000 compared to $573,000 in 1999.

 Depreciation and Amortization. Depreciation and amortization increased from $2,263,000 for the first half of 1998 to $5,104,000 for the first half of 1999 primarily due to the amortization of costs related to the leveraged recapitalization and the exercise of purchase options for seven facilities which were financed through synthetic leases prior to the leveraged recapitalization. The exercise of these purchase options was funded through financing arranged in connection with the leveraged recapitalization.

 Amortization of Prepaid Management Fees. Amortization of prepaid management fees (paid in connection with the Merger) was $600,000 during the first half of 1999.

 Facility Rent. Facility rent expense for the first six months decreased by $417,000 from $11,621,000 in 1998 to $11,204,000 in 1999. The decrease in rent expense is the result of a reduction in rent expense related to the exercise of purchase options on previously leased facilities partially offset by the acquisition of the Danbury Facilities by means of a synthetic lease.

 Interest Expense, net. Interest expense, net, increased from $3,202,000 for the first half of 1998 to $9,856,000 for the first half of 1999. This net increase is primarily due to the issuance of $99,500,000 of 11% Senior Subordinated Discount Notes in connection with the leveraged recapitalization. The interest associated with these notes accretes until cash payments begin on August 1, 2003.

 Income Tax Expense (Benefit). As a result of a loss incurred in the first half of 1999, an income tax benefit of $5,608,000 was recognized for that period compared to income tax expense of $2,476,000 for the same period of 1998.

 Net Income/Loss. Net income was $3,873,000 for the first half of 1998 as compared to a loss of $8,772,000 for the first half of 1999.

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

  During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. The Company's expected lower first quarter results were attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company's facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long-term care centers and a reduction in revenues from the provision of Medicare Part B services. In response, during the first quarter the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives have included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support), renegotiation of vendor contracts and ongoing efforts to reduce the Company's reliance on outside nurse agency personnel. All of the staffing reductions were implemented, on or prior to, April 1, 1999. Effective March 30, 1999, the Company obtained an amendment to the New Credit Facility which limits borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. Access to additional borrowings for acquisitions and general corporate purposes under the New Credit Facility are permitted to the extent the Company achieves certain financial targets. The amendment allows the Company access to the entire $250 million facility if the Company's operating performance returns to the level of compliance contemplated by the original financial covenants. As of June 30, 1999, total borrowings under the New Credit Facility (exclusive of undrawn letters of credit outstanding as of March 30, 1999) were approximately $46,652,000 and consisted of $30,750,000 of revolver loans, $13,700,000 of synthetic leasing loans and $2,202,000 of undrawn letters of credit issued after March 30, 1999. As of June 30, 1999 the Company was in compliance with the financial covenants of the New Credit Facility.

  The Company's operating activities during the first half of 1999 used net cash of $4.0 million as compared to net cash of $1.7 million provided during the same period in 1998. The increase in net cash used by operations during the first six months of 1999 was primarily due to increases in prepaid income taxes and prepaid expenses, partially offset by an increase in accounts payable.

  Net cash used by investing activities was $8.9 million during the first six months of 1999 as compared to $10.2 million used during the same period in 1998. Net cash invested in each period was used primarily to fund additions to property and equipment at the facilities. Additionally, during the first quarter of 1999, approximately $1,000,000 was expended in connection with obtaining the amendment of the Company's New Credit Facility.

  Net cash provided by financing activities during the first six months of 1999 was $15.7 million as compared to $2.9 million during the first six months of 1998. During the first six months of 1999 the Company borrowed $18.0 million under the New Credit Facility.

  In addition to the Discount Notes, as of March 31, 1999, the Company had two mortgage loans outstanding in the aggregate amount of $17.8 million, in addition to advances outstanding under its revolving credit facility and $55.0 million of capital lease obligations. One of the Company's mortgage loans had an outstanding balance of $16.2 million, of which $15.1 million is due at maturity in 2004. This loans bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of four mortgaged facilities and the actual revenues of these facilities during a twelve month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1.6 million, of which $1.3 million is due in 2010.

  The Company had expected that its capital expenditures for 1999, excluding acquisitions of new long-term care facilities, would aggregate approximately $12,000,000. During the second quarter, the Company began a process of identifying which of these projects could be deferred in order to improve cash flow. Capital additions declined from $4,397,000 in the first quarter of 1999 to $2,732,000 during the second quarter of 1999. The Company expects that capital additions for the second half of 1999 will not exceed $6,000,000. The Company's expected capital expenditures relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. The Company expects that its future facility acquisitions will be financed with borrowings under the Company's revolving credit facility, direct operating leases or assumed debt. The Company may be required to obtain additional equity financing to finance any significant acquisitions in the future.

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

 During the third quarter of 1999, the Company announced that it would cease providing contract therapy services to non-affiliated facilities during the third quarter of 1999. Harborside, through its subsidiary Theracor, has provided physical, speech and occupational services to non-affiliated skilled nursing facilities since 1995. Significant changes in the contract therapy business, primarily related to reductions in Medicare reimbursement for therapy services caused by the Balanced Budget Act of 1997 led to this decision. The Company expects to record a pre-tax restructuring charge of approximately $5.0 million to $6.5 million during the third quarter as a result of this action. The charge will be substantially non-cash in nature and consists primarily of the write-off of unamortized goodwill and a potential increase to the reserve for uncollectible contract therapy receivables as a result of the Company's termination of non-affiliate contracts. The Company expects that its ongoing EBITDA will not be negatively impacted by this decision. Theracor will continue to be responsible for the delivery of therapy services at facilities operated by Harborside.

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

The Year 2000 Issue

  The Company continues to evaluate and address risks that could arise in connection with the potential inability of computer programs to recognize dates that follow December 31, 1999 (the "Year 2000 Issue"). The Company's focus has been on evaluating the impact that the Year 2000 Issue might have on essential equipment and systems of the Company as well as major suppliers, customers and other third parties. The Company has formulated and implemented a remediation plan in connection with those systems that will not be Year 2000 compliant. As of June 30, 1999 the Company has tested and evaluated substantially all of its information technology ("IT") systems and equipment. The Company is also evaluating the compliance of its major suppliers and their respective products with the Year 2000 Issue.

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

  The Company began replacing critical IT systems for Year 2000 issues in connection with a comprehensive evaluation of system wide operational IT efficiencies in 1996. The Company has recently completed the conversion of certain of its financial reporting systems to new software that has been certified as Year 2000 compliant. The Company is in the process of upgrading and consolidating its remaining financial applications to new Year 2000 compliant software by September 30, 1999. Additionally, the Company has received Year 2000 compliance certification from its remaining software suppliers with respect to operating systems that will not be upgraded. The Company's Year 2000 systems conversions and upgrades have been funded from operating cash flow and its credit facility.

 The Company, as part of its comprehensive ongoing evaluation process, is testing and upgrading where necessary, all local area networks ("LANS"), personal computers and related operating software for compliance with Year 2000 Issues. The Company expects to implement any required remediation by September 30, 1999. The Company plans to remediate any Year 2000 issues discovered in its review of LANS through the installation of upgraded hardware and software. The Company on a going forward basis is endeavoring to ensure that all software and hardware purchased is Year 2000 compliant.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
                 None.

Item 2.   Changes in Securities
                 None.

Item 3.   Defaults upon Senior Securities
                 None.

Item 4.   Submission of Matters to a Vote of Security Holders
                 None.

Item 5.   Other Information
                 None.

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









DATE:   August 16, 1999