Form 10-Q
period 1999-09-30
HARBORSIDE HEALTHCARE CORP
filed 1999-11-15
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended      September 30, 1999
                              ------------------------
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the transition period from                     to
                              ---------------------  ---------------------------


                        Commission file number 333-64679
                                              ----------

                        Harborside Healthcare Corporation


                  Delaware                               04-3307188
--------------------------------------------------------------------------------
(State or other  jurisdiction of              (IRS employer identification no.)
 incorporation  or  organization)



    One Beacon Street, Boston, Massachusetts               02108
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


                          (617) 646-5400
--------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock, par value $0.01 per share outstanding as of November 12, 1999: 7,261,332.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                            Page

Part I.           Financial Information

                  Condensed Consolidated Balance Sheets
                     December 31, 1998 and September 30, 1999                  3

                  Condensed Consolidated Statements of Operations
                     For the Three Months and the Nine Months Ended
                     September 30, 1998 and 1999                               4

                  Condensed Consolidated Statement of Changes
                     in Stockholders' Equity (Deficit) for the Nine Months
                     Ended September 30, 1999                                  5

                  Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30, 1998 and 1999     6

                  Notes to Condensed Consolidated Financial Statements         7

                  Management's Discussion and Analysis of Financial           15
                     Condition and Results of Operations

Part II           Other Information                                           22

                  Signatures                                                  23


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)




                                                                                 December 31, September 30,
                                                                                        1998         1999
                    ASSETS                                                         ---------    ---------
                                                                                              (Unaudited)
Current assets:

  Cash and cash equivalents ....................................................   $     896    $   2,994
  Accounts receivable, net of allowances for doubtful
     accounts of $2,864 and $4,135,  respectively ..............................      49,946       47,774
  Prepaid expenses and other ...................................................      10,934       15,980
  Prepaid income taxes .........................................................       3,873       12,828
  Deferred income taxes ........................................................       4,084        4,084
                                                                                   ---------    ---------
     Total current assets ......................................................      69,733       83,660

 Restricted cash ...............................................................       2,110        2,142
 Property and equipment, net ...................................................     160,504      165,920
 Deferred financing and other non-current assets, net ..........................      18,173       16,235
 Other assets, net .............................................................       4,300        3,400
 Note receivable................................................................       7,487        7,487
 Deferred income taxes .........................................................       2,229        2,229
                                                                                   ---------    ---------
   Total assets ................................................................   $ 264,536    $ 281,073
                                                                                   =========    =========

                    LIABILITIES
Current liabilities:
  Current maturities of long-term debt .........................................   $     207    $     218
  Current portion of capital lease obligation ..................................       4,278        4,542
  Accounts payable .............................................................       7,401       11,820
  Employee compensation and benefits ...........................................      13,220       11,930
  Other accrued liabilities ....................................................       7,485        7,805
  Accrued interest .............................................................          62          238
  Current portion of deferred income ...........................................         677          677
                                                                                   ---------    ---------
    Total current liabilities ..................................................      33,330       37,230

 Long-term portion of deferred income ..........................................       3,104        2,597
 Long-term debt ................................................................     134,473      163,035
 Long-term portion of capital lease obligation .................................      51,253       50,257
                                                                                   ---------    ---------
    Total liabilities ..........................................................     222,160      253,119
                                                                                   ---------    ---------

Exchangeable  preferred  stock,  redeemable,  $.01 par value with a  liquidation value of $1,000 per share; 500,000 shares authorized;
  42,293 and 46,707 issued and outstanding .....................................      42,293       46,707
                                                                                   ---------    ---------

        STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000 shares
  authorized, 7,261,332 shares issued and outstanding ..........................         146          146
Additional paid-in capital .....................................................     204,607      200,180
Less common stock in treasury, at cost, 7,349,832 shares .......................    (183,746)    (183,746)
Accumulated deficit ............................................................     (20,924)     (35,333)
                                                                                   ---------    ---------
    Total stockholders' equity (deficit) .......................................          83      (18,753)
                                                                                   ---------    ---------
    Total liabilities and stockholders' equity (deficit) .......................   $ 264,536    $ 281,073
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                          For the three months      For the nine months
                                                           ended September 30,       ended September 30,
                                                            1998         1999         1998         1999
                                                         ---------    ---------    ---------    ---------

Total net revenues ...................................   $  78,697    $  77,590    $ 227,337    $ 224,310
                                                         ---------    ---------    ---------    ---------

Expenses:
  Facility operating .................................      62,887       63,014      179,917      187,066
  General and administrative .........................       3,625        4,204       11,100       13,585
  Service charges paid to former affiliate ...........         313          307          941          880
  Amortization of prepaid management fee .............         200          300          200          900
  Depreciation and amortization ......................       1,821        2,347        4,084        7,451
  Facility rent ......................................       5,465        5,645       17,086       16,849
  Merger Costs .......................................      37,172         --         37,172         --
  Restructuring costs ................................        --          5,745         --          5,745
                                                         ---------    ---------    ---------    ---------
    Total expenses ...................................     111,483       81,562      250,500      232,476
                                                         ---------    ---------    ---------    ---------

Loss from operations .................................     (32,786)      (3,972)     (23,163)      (8,166)

Other:
  Interest expense, net ..............................       3,591        5,410        6,793       15,266
  Other expense (income) .............................         (17)        (141)          55          189
                                                         ---------    ---------    ---------    ---------

Loss before income taxes .............................     (36,360)      (9,241)     (30,011)     (23,621)
Income tax benefit ...................................      (7,460)      (3,604)      (4,984)      (9,212)
                                                         ---------    ---------    ---------    ---------

Net loss .............................................   $ (28,900)   $  (5,637)   $ (25,027)   $ (14,409)
                                                          =========    =========   =========    =========
Loss per common share:
       Basic .........................................   $   (3.93)   $   (0.99)   $   (3.28)   $   (2.59)
                                                         =========    =========    =========    =========
       Diluted .......................................   $   (3.93)   $   (0.99)   $   (3.28)   $   (2.59)
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                             (dollars in thousands)





                                                                    Additional
                                                           Common   Paid-In      Treasury     Retained     Total
                                                           Stock    Capital       Stock       Deficit

Stockholders' equity (deficit), December 31, 1998 ....   $    146   $ 204,607   $ (183,746) $  (20,924) $      83

Preferred stock dividends ............................       --        (4,427)        --           --      (4,427)

Net loss for the nine months ended
  September 30, 1999 .................................       --         --            --       (14,409)   (14,409)
                                                         --------    --------   ----------  ----------  ---------
Stockholders' equity (deficit), September 30, 1999....   $    146   $ 200,180   $ (183,746) $  (35,333) $ (18,753)
                                                         ========   =========   ==========  ==========  =========











































          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                          For the nine months ended
                                                                                 September 30,
                                                                               1998         1999
                                                                            ---------     ---------
Operating activities:
 Net loss ................................................................  $ (25,027)   $ (14,409)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation of property and equipment .................................      3,238        5,053
  Amortization of deferred financing and
     other non-current assets ............................................        846        2,398
  Amortization of prepaid management fee .................................        200          900
  Amortization of deferred income ........................................       (453)        (507)
  Accretion of senior subordinated discount notes ........................      1,847        8,725
  Amortization of loan costs and fees (included in interest expense) .....         33          108
  Accretion of interest on capital lease obligation ......................      2,403        2,549
  Other non-cash items, net ..............................................       (350)        --
  Write-off of goodwill and other assets related to restructuring.........       --          1,852
                                                                            ---------    ---------
                                                                              (17,263)       6,669
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable .............................    (12,340)       2,172
  Increase in prepaid expenses and other .................................     (1,343)      (5,046)
  Increase (decrease) in accounts payable ................................       (140)       4,419
  Increase (decrease) in employee compensation and benefits ..............      3,643       (1,290)
  Increase in accrued interest ...........................................        211          176
  Increase in other accrued liabilities ..................................      5,967          320
  Increase in prepaid income taxes .......................................     (7,681)      (8,955)
                                                                            ---------    ---------
Net cash used by operating activities ....................................    (28,946)      (1,535)
                                                                            ---------    ---------

Investing activities:
  Additions to property and equipment ....................................    (65,936)     (10,672)
  Additions to deferred financing and other non-current assets ...........    (18,794)      (2,217)
  Transfers to restricted cash, net ......................................        514          (32)
                                                                            ---------    ---------
 Net cash used by investing activities ...................................    (84,216)     (12,921)
                                                                            ---------    ---------

Financing activities:
  Borrowings under revolving line of credit ..............................     17,150       20,000
  Repaid on revolving line of credit .....................................    (20,000)        --
  Payment of long-term debt ..............................................       (141)        (152)
  Proceeds from the issuance of bonds payable ............................     99,493         --
  Proceeds from the issuance of preferred stock ..........................     40,000         --
  Purchase of treasury stock .............................................   (183,746)        --
  Proceeds from sale of common stock .....................................    158,500         --
  Principal payments of capital lease obligation .........................     (3,019)      (3,281)
  Cash receipt in connection with lease ..................................      1,935         --
  Exercise of stock options ..............................................         29         --
  Dividends paid on exchangeable preferred stock .........................       --            (13)
                                                                            ---------    ---------
Net cash provided by financing activities ................................    110,201       16,554
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents .....................     (2,961)       2,098
Cash and cash equivalents, beginning of period ...........................      8,747          896
                                                                            ---------    ---------
Cash and cash equivalents, end of period .................................  $   5,786    $   2,994
                                                                            =========    =========

Supplemental Disclosure:
  Interest paid ..........................................................  $   3,217    $   4,370
                                                                            =========    =========
  Income taxes paid ......................................................  $   2,977    $     155
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.  General

  Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and through September 1999 provided rehabilitation therapy services to non-affiliated facilities (See Note D). As of September 30, 1999, the Company owned twenty-two facilities, operated twenty-seven additional facilities under various leases and managed one facility. The Company accounts for its investment in one 75% owned facility using the equity method.

B.  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999, the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1999 and its cash flows for the nine-month periods ended September 30, 1998 and 1999. The results of operations for the three-month and nine-month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

C.  Loss Per Common Share

  The following table sets forth the computation of basic and diluted loss per Common Share for the periods ended September 30, 1998 and 1999:

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                               1998             1999             1998             1999
                                                              ------           ------           ------           -------
Numerator:
    Net income loss ....................................  $ (28,900,000)   $  (5,637,000)   $ (25,027,000)   $ (14,409,000)
    Preferred Stock dividends ..........................       (931,000)      (1,525,000)        (931,000)      (4,427,000)
                                                          -------------    -------------    -------------    -------------
Loss available for Common Shares .......................  $ (29,831,000)   $  (7,162,000)   $ (25,958,000)   $ (18,836,000)
                                                          =============    =============    =============    =============

Denominator for basic and diluted loss per Common
        Share - adjusted weighted average shares and
      assumed conversions ..............................      7,595,000        7,261,000        7,904,000        7,261,000
                                                          =============    =============    =============    =============


Basic loss per Common Share ............................  $       (3.93)   $       (0.99)   $       (3.28)   $       (2.59)
                                                          =============    =============    =============    =============
Diluted loss per Common Share ..........................  $       (3.93)   $       (0.99)   $       (3.28)   $       (2.59)
                                                          =============    =============    =============    =============


D.  Restructuring Costs

 During the third quarter of 1999, the Company terminated its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities. The Company, through its subsidiary Theracor, had provided physical, speech and occupational services to non-affiliated skilled nursing facilities since 1995. Significant changes in the contract therapy business, primarily related to reductions in Medicare reimbursement for therapy services caused by the Balanced Budget Act of 1997 led to this decision. The Company will continue to provide rehabilitation therapy services to nursing facilities which it owns.

 The Company's therapy services restructuring plan required the termination of approximately 60 rehabilitation therapy services employees and the closure of two regional offices. During the third quarter of 1999, the Company recorded restructuring charges of approximately $5.7 million under this plan, most of which were non-cash in nature. The restructuring charge consisted of $2.5 million of uncollectible accounts receivable, $1.5 million of unamortized goodwill, $0.7 million of employee costs and approximately $1.0 million due to the write-off of other assets. As of September 30, 1999, the Company's restructuring reserve was approximately $1.2 million.

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

 The information which follows presents the condensed consolidating financial position as of December 31, 1998 and September 30, 1999; the condensed consolidating results of operations for the three-month and nine-month periods ended September 30, 1998 and 1999; and the consolidating cash flows for the nine-months ended September 30, 1998 and 1999 of (a) the parent company only ("the Parent"), (b) the combined Guarantors, (c) the combined Non-Guarantors,
(d) eliminating entries and (e) the Company on a consolidated basis.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                             As of December 31, 1998
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

                                                                   Parent    Guarantors  Non-Guarantor Elimination  Consolidated
                                                                 ----------  ----------  ------------- -----------  ------------

ASSETS
Current assets:
   Cash and cash equivalents ..................................   $      51    $      99    $    746    $    -        $    896
   Accounts receivable, net of allowance ......................        --         36,485      15,733       (2,272)      49,946
   Intercompany receivable ....................................     116,555         --          --       (116,555)        --
   Prepaid expenses and other .................................       1,268        7,291       2,804         (429)      10,934
   Prepaid income taxes .......................................       3,873         --          --           --          3,873
   Deferred income taxes ......................................       2,150        1,934        --           --          4,084
                                                                  ---------    ---------   ---------    ---------     --------
Total current assets ..........................................     123,897       45,809      19,283     (119,256)      69,733

Restricted cash ...............................................        --          2,162         472         (524)       2,110
Investment in limited partnership .............................      15,584         --         4,044      (19,628)        --
Property and equipment, net ...................................        --        142,383      18,595         (474)     160,504
Deferred financing and other
  non-current assets, net .....................................      10,532        6,176       1,642         (177)      18,173
Other assets, net .............................................       4,300         --          --           --          4,300
Note receivable ...............................................        --          7,487        --           --          7,487
Deferred income taxes .........................................          71        2,158        --           --          2,229
                                                                  ---------    ---------   ---------    ---------     --------
Total assets ..................................................   $ 154,384    $ 206,175   $  44,036    $(140,059)    $264,536
                                                                  =========    =========   =========    =========     ========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt........................   $    --      $      22   $     185    $    --      $     207
   Current portion of capital lease
     obligation ...............................................        --          4,278        --           --          4,278
   Accounts payable ...........................................        --          5,010       3,159         (768)       7,401
   Intercompany payable .......................................        --         90,284       8,923      (99,207)        --
   Employee compensation and benefits .........................        --          9,853       3,367         --         13,220
   Other accrued liabilities ..................................       3,254        3,306         925         --          7,485
   Accrued interest ...........................................       1,385        3,260        --         (4,583)          62
   Current portion of deferred income .........................        --           --          --            677          677
                                                                  ---------    ---------   ---------    ---------     --------
Total current liabilities .....................................       4,639      116,013      16,559     (103,881)      33,330

Long-term portion of deferred income ..........................        --          1,202       2,579         (677)       3,104
Long-term debt ................................................     112,243        2,721      16,109        3,400      134,473
Long-term  portion of capital lease obligation ................        --         54,348        --         (3,095)      51,253
                                                                  ---------    ---------   ---------    ---------     --------
Total liabilities .............................................     116,882      174,284      35,247     (104,253)     222,160
                                                                  ---------    ---------   ---------    ---------     --------

Exchangeable  preferred  stock,  redeemable,  $.01 par value with a  liquidation value of $1,000 per share;
 500,000 shares authorized;
 42,293 shares issued and outstanding    ......................      42,293         --          --           --         42,293
                                                                   ---------   ---------   ---------    ---------     --------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
   shares authorized; 7,261,332 shares issued
   and outstanding ............................................         146        2,569       3,885       (6,454)         146
Additional paid-in capital ....................................     204,381         --          --            226      204,607
Less common stock in  treasury, at
   cost, 7,349,832 shares .....................................    (183,746)        --          --           --       (183,746)
Retained earnings (deficit) ...................................     (25,572)       4,567      (2,170)       2,251      (20,924)
Partners' equity ..............................................        --         24,755       7,074      (31,829)        --
                                                                   --------    ---------   ---------    ---------    ---------
Total stockholders' equity (deficit) ..........................      (4,791)      31,891       8,789      (35,806)          83
                                                                   --------    ---------   ---------    ---------    ---------
Total liabilities and stockholders' equity ....................    $154,384    $ 206,175   $  44,036    $(140,059)   $ 264,536
                                                                   ========    =========   =========    =========    =========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                            As of September 30, 1999
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

                                                                     Parent     Guarantors  Non-Guarantor  Elimination  Consolidated
                                                                    ---------   ----------  -------------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents ....................................   $    --      $   1,930    $   1,064   $     --      $   2,994
   Accounts receivable, net of allowance ........................        --         33,094       14,680         --         47,774
   Intercompany receivable ......................................     120,781       11,878         --       (132,659)        --
   Prepaid expenses and other ...................................       4,622        9,240        2,118         --         15,980
   Prepaid income taxes .........................................      12,828         --           --           --         12,828
   Deferred income taxes ........................................       2,150        1,934         --           --          4,084
                                                                    ---------    ---------    ---------    ---------    ---------
Total current assets ............................................     140,381       58,076       17,862     (132,659)      83,660

Restricted cash .................................................        --          1,566          576         --          2,142
Investment in limited partnership ...............................      15,584         --          4,044      (19,628)        --
Property and equipment, net .....................................        --        146,601       19,319         --        165,920
Deferred financing and other
  non-current assets, net .......................................      11,249        3,543        1,443         --         16,235
Other assets, net ...............................................       3,400         --           --           --          3,400
Note receivable .................................................        --          7,487         --           --          7,487
Deferred income taxes ...........................................          71        2,158         --           --          2,229
                                                                    ---------    ---------    --------     ---------    ---------
Total assets ....................................................   $ 170,685    $ 219,431    $  43,244    $(152,287)   $ 281,073
                                                                    =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt .........................   $    --      $      17    $     201    $    --      $     218
   Current portion of capital lease
     obligation .................................................        --          4,542         --           --          4,542
   Accounts payable .............................................        --          9,396        2,424         --         11,820
   Intercompany payable .........................................        --        104,464       11,226     (115,690)        --
   Employee compensation and benefits ...........................        --          9,046        2,884         --         11,930
   Other accrued liabilities ....................................        --          6,911          894         --          7,805
   Accrued interest .............................................       3,575        9,971         --        (13,308)         238
   Current portion of deferred income ...........................        --            677         --           --            677
                                                                    ---------    ---------    ---------    ---------    ---------
Total current liabilities .......................................       3,575      145,024       17,629     (128,998)      37,230

Long-term portion of deferred income ............................        --            971        2,303         (677)       2,597
Long-term debt ..................................................     132,243        1,527       15,957       13,308      163,035
Long-term portion of capital lease obligation ...................        --         50,257         --           --         50,257
                                                                    ---------    ---------    ---------    ---------    ---------
Total liabilities ...............................................     135,818      197,779       35,889     (116,367)     253,119
                                                                    ---------    ---------    ---------    ---------    ---------

Exchangeable  preferred  stock,  redeemable,  $.01 par value with a  liquidation value of $1,000 per share;
 500,000 shares authorized;
 46,707 shares issued and outstanding ...........................      46,707         --           --           --         46,707
                                                                    ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
    shares authorized; 7,261,332 shares issued
    and outstanding .............................................         146        2,569        3,885       (6,454)         146
Additional paid-in capital ......................................     199,953         --           --            227      200,180
Less common stock in treasury, at
   cost, 7,349,832 shares .......................................    (183,746)        --           --           --       (183,746)
Partners' equity ................................................        --         24,755        7,074      (31,829)        --
Accumulated deficit .............................................     (28,193)      (5,672)      (3,604)       2,136      (35,333)
                                                                    ---------    ---------    ---------    ---------    ---------
Total stockholders' equity (deficit) ............................     (11,840)      21,652        7,355      (35,920)     (18,753)
                                                                    ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity (deficit)                $ 170,685    $ 219,431    $  43,244    $(152,287)   $ 281,073
                                                                    =========    =========    =========    =========    =========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                           For the three months ended
                           September 30, 1998 and 1999
                                   (Unaudited)
                             (dollars in thousands)


For the three months ended September 30, 1998:

                                             Parent          Guarantors    Non-Guarantors      Elimination      Consolidated
                                          -----------        ----------    -------------       -----------      ------------
Total net revenues                        $         -        $   60,586       $   25,541       $    (7,430)       $  78,697
                                          -----------        ----------       ----------       -----------        ---------

Expenses:
  Facility operating                                -            48,760           21,557            (7,430)          62,887
  General and administrative                      (63)            3,632               56                 -            3,625
  Service charges paid to affiliate                 -               313                -                 -              313
  Amortization of prepaid management fee          200                 -                -                 -              200
  Depreciation and amortization                   248             1,155              418                 -            1,821
  Facility rent                                     -             3,414            2,051                 -            5,465
  Merger costs                                 23,486            13,435              251                 -           37,172
  Management fees paid to affiliates                -           (1,601)            1,601                -                 -
                                          -----------        ----------       ----------       -----------       ----------
Total expenses                                 23,871            69,108           25,934            (7,430)         111,483
                                          -----------        ----------       ----------       -----------       ----------

Loss from operations                          (23,871)           (8,522)            (393)                 -         (32,786)

Other:
  Interest expense, net                           771             2,645              175                 -            3,591
  Other income                                      -               (17)               -                 -              (17)
                                          -----------        ----------       ----------       -----------       ----------

Loss before income taxes                      (24,642)          (11,150)            (568)                -          (36,360)
Income tax benefit                             (3,224)           (4,122)            (114)                -           (7,460)
                                          -----------        ----------       ----------       -----------       ----------
Net loss                                  $   (21,418)        $  (7,028)       $    (454)       $        -        $ (28,900)
                                          ===========        ==========       ==========       ===========       ==========


For the three months ended September 30, 1999:

                                              Parent         Guarantors     Non-Guarantors     Elimination     Consolidated
                                          -----------        ----------     -------------      -----------     ------------

Total net revenues                        $         -        $   57,049       $   24,579       $    (4,038)      $   77,590
                                          -----------        ----------       ----------       -----------       ----------


Expenses:
  Facility operating                                -            46,712           20,340            (4,038)          63,014
  General and administrative                       17             4,187                -                 -            4,204
  Service charges paid to affiliate                 -               307                -                 -              307
  Amortization of prepaid management fee          300                 -                -                 -              300
  Depreciation and amortization                   420             1,473              454                 -            2,347
  Facility rent                                     -             3,533            2,112                 -            5,645
  Restructuring costs                               -             5,745                                               5,745
  Management fees paid to affiliates                -            (1,609)           1,609                -                -
                                         ------------        ----------       ----------       -----------       ----------
Total expenses                                    737            60,348           24,515            (4,038)          81,562
                                         ------------        ----------       ----------       -----------       ----------

Income (loss) from operations                    (737)           (3,299)              64                 -           (3,972)

Other:
  Interest expense, net                           755             4,224              431                 -            5,410
  Other income                                      -                 -                -              (141)            (141)
                                         ------------        ----------       ----------       -----------       ----------

Income (loss) before income taxes              (1,492)           (7,523)            (367)              141           (9,241)
Income taxes (benefit)                           (582)           (2,934)            (143)               55           (3,604)
                                         ------------        ----------       ----------       -----------     ------------
Net income (loss)                        $       (910)        $  (4,589)       $    (224)       $       86      $    (5,637)
                                         ============        ==========       ==========       ===========      ===========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                       For the nine months ended September
                                30, 1998 and 1999
                                   (Unaudited)
                             (dollars in thousands)


For the nine months ended September 30, 1998:

                                              Parent         Guarantors       Non-Guarantors   Elimination      Consolidated
                                           -----------       ----------        -------------   -----------      ------------
Total net revenues                         $        -        $  171,957        $  76,408       $   (21,028)       $ 227,337
                                           ----------        ----------        ---------       -----------        ---------

Expenses:
  Facility operating                                -           136,985           63,960           (21,028)         179,917
  General and administrative                      153            10,720              227                 -           11,100
  Service charges paid to affiliate                 -               941                -                 -              941
  Amortization of prepaid management fee          200                 -                -                 -              200
  Depreciation and amortization                   262             2,664            1,158                 -            4,084
  Facility rent                                     -            10,868            6,218                 -           17,086
  Merger costs                                 23,486            13,435              251                 -           37,172
  Management fees paid to affiliates                -            (4,670)           4,670                -                 -
                                           ----------        ----------        ---------       -----------         --------
Total expenses                                 24,101           170,943           76,484           (21,028)         250,500
                                           ----------        ----------        ---------       -----------         --------

Income (loss) from operations                 (24,101)            1,014              (76)                -          (23,163)

Other:
  Interest expense, net                           771             5,554              468                 -            6,793
  Other expense                                     -                55                -                 -               55
                                          -----------        ----------        ---------       -----------       ----------

Loss before income taxes                      (24,872)           (4,595)            (544)                -          (30,011)
Income tax benefit                             (3,134)           (1,654)            (196)                -           (4,984)
                                          -----------        ----------        ---------       -----------       ----------
Net loss                                  $   (21,738)       $   (2,941)       $    (348)      $         -       $  (25,027)
                                          ===========        ==========        =========       ===========       ==========


For the nine months ended September 30, 1999:

                                            Parent           Guarantors     Non-Guarantors     Elimination     Consolidated
                                          -----------        ----------     -------------      -----------     ------------

Total net revenues                        $        24        $  165,777        $  71,796       $   (13,287)      $  224,310
                                          -----------        ----------        ---------       -----------       ----------


Expenses:
  Facility operating                                -           139,598           60,755           (13,287)         187,066
  General and administrative                       43            13,542                -                 -           13,585
  Service charges paid to affiliate                 -               880                -                 -              880
  Amortization of prepaid management fee          900                 -                -                 -              900
  Depreciation and amortization                 1,200             4,960            1,291                 -            7,451
  Facility rent                                     -            10,480            6,369                 -           16,849
  Restructuring costs                               -             5,745                -                 -            5,745
  Management fees paid to affiliates                -            (4,434)           4,434                 -                -
                                          -----------        ----------        ---------       -----------        ---------
Total expenses                                  2,143           170,771           72,849           (13,287)         232,476
                                          -----------        ----------        ---------       -----------        ---------

Loss from operations                           (2,119)           (4,994)          (1,053)                 -          (8,166)


Other:
  Interest expense, net                         2,178            11,791            1,297                 -           15,266
  Other expense                                     -                 -                -               189              189
                                          -----------        ----------        ---------       -----------        ---------

Loss before income taxes                       (4,297)          (16,785)          (2,350)             (189)         (23,621)
Income tax benefit                             (1,676)           (6,546)            (916)              (74)          (9,212)
                                          -----------        ----------        ---------       -----------        ---------
Net loss                                  $    (2,621)       $  (10,239)       $  (1,434)      $      (115)       $ (14,409)
                                          ===========        ==========        =========       ===========        =========


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                     For the nine months ended September 30,
                                      1998
                                   (Unaudited)
                             (dollars in thousands)


                                                             Parent    Guarantors  Non-Guarantor Elimination  Consolidated
                                                           ---------   ----------  ------------- -----------  ------------

Operating activities:
Net cash provided (used) by operating activities:  .....   $ (98,039)   $  71,446    $   3,682    $  (6,035)   $ (28,946)
                                                           ---------    ---------    ---------    ---------    ---------

Investing activities:
     Additions to property and equipment ...............        --        (66,530)      (2,209)       2,803      (65,936)
     Additions to deferred financing and other
       non-current assets ..............................     (16,885)      (1,909)        --           --        (18,794)
     Transfers (to) from restricted cash, net ..........        --         (1,654)      (1,064)       3,232          514
                                                           ---------    ---------    ---------    ---------    ---------
Net cash provided (used) by investing activities .......     (16,885)     (70,093)      (3,273)       6,035      (84,216)
                                                           ---------    ---------    ---------    ---------    ---------

Financing activities:
     Borrowings under revolving line of credit .........        --         17,150         --           --         17,150
     Repaid on revolving line of credit ................        --        (20,000)        --           --        (20,000)
     Payment of long-term debt .........................        --            (72)         (69)        --           (141)
     Issuance of bonds payable .........................      99,493         --           --           --         99,493
     Issuance of preferred stock .......................      40,000         --           --           --         40,000
     Purchase of treasury stock ........................    (183,746)        --           --           --       (183,746)
     Proceeds from sale of common stock ................     158,500         --           --           --        158,500
     Principal payments of capital lease obligation ....        --         (3,019)        --           --         (3,019)
     Receipt of cash in connection with lease ..........        --          1,935         --           --          1,935
     Redemption of stock options .......................          29         --           --           --             29
                                                           ---------    ---------    ---------    ---------    ---------
Net cash provided (used) by financing activities             114,276       (4,006)         (69)        --        110,201
                                                           ---------    ---------    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ...        (648)      (2,653)         340         --         (2,961)

Cash and cash equivalents, beginning of period .........         698        4,383        3,666         --          8,747
                                                           ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period ...............   $      50    $   1,730    $   4,006    $    --      $   5,786
                                                           =========    =========    =========    =========    =========

Supplemental Disclosure:
Interest paid ..........................................   $     268    $   2,353    $     596    $    --      $   3,217
                                                           =========    =========    =========    =========    =========
Income taxes paid ......................................   $   2,977    $    --      $    --      $    --      $   2,977
                                                           =========    =========    =========    =========    =========



               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                    Condensed Consolidating Statement of Cash Flows
                  For the nine months ended September 30,
                                      1999
                                   (Unaudited)
                             (dollars in thousands)


                                                         Parent   Guarantors Non-Guarantor Elimination Consolidated
                                                        --------  ---------- ------------- ----------- ------------

Operating activities:
Net cash provided (used) by operating activities:       $(17,516)  $  12,855    $  2,128    $    998    $ (1,535)
                                                        --------   ---------    --------    --------    --------

Investing activities:
     Additions to property and equipment ............       --        (8,364)     (1,834)       (474)    (10,672)
     Additions to deferred financing and other
      non-current assets ............................     (2,522)        311          (6)       --        (2,217)
     Transfers (to) from restricted cash, net .......       --           596        (104)       (524)        (32)
                                                        --------    --------    --------    --------    --------
Net cash used by investing activities ...............     (2,522)     (7,457)     (1,944)       (998)    (12,921)
                                                        --------    --------    --------    --------    --------

Financing activities:
     Borrowings under revolving line of credit            20,000        --          --          --        20,000
     Payment of long-term debt ......................       --          (286)        134        --          (152)
     Principal payments of capital lease obligation..     (3,281)       --          --        (3,281)
     Dividends paid on exchangeable preferred stock .        (13)       --          --          --           (13)
                                                        --------    --------    --------    --------    --------
Net cash provided (used) by financing activities ....     19,987      (3,567)        134        --        16,554
                                                        --------    --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents         (51)      1,831         318        --         2,098

Cash and cash equivalents, beginning of period ......         51          99         746        --           896
                                                        --------    --------    --------    --------    --------
Cash and cash equivalents, end of period $ ..........       --      $  1,930    $  1,064    $   --      $  2,994
                                                        ========    ========    ========    ========    ========

Supplemental Disclosure:
Interest paid .......................................   $    623    $  3,376    $    371    $   --      $  4,370
                                                        ========    ========    ========    ========    ========
Income taxes paid ...................................   $    155    $   --      $   --      $   --      $    155
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

OVERVIEW

  Harborside Healthcare Corporation, ("Harborside" or the "Company") is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in five principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England
(Massachusetts, New Hampshire and Rhode Island), the Northeast (Connecticut), and the Mid-Atlantic (New Jersey and Maryland). As of September 30, 1999, the Company operated 50 facilities (22 owned, 27 leased and one managed) with a total of 6,124 licensed beds. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Beginning in 1995 and continuing through September 15, 1999, the Company provided rehabilitation therapy services at non-affiliated facilities. During the third quarter of 1999, the Company recorded a $5.7 million charge in connection with the termination of all of the Company's rehabilitation therapy contracts with non-affiliated facilities (See Note D to the Company's condensed consolidated financial statements included elsewhere in this report).

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:


                                              As of September 30,
                                         1998                 1999
                                         ----                 ----

Facilities operated (1)                    49                   50
Licensed beds (1)                       6,043                6,124

The following table sets forth certain operating data for the periods indicated:

                                                                      For the three months ended    For the nine months ended
                                                                             September 30,                 September 30,

                                                                             1998           1999           1998           1999
                                                                      -----------    -----------    -----------    -----------
Patient days (2):
  Private and other ...............................................       129,699        122,245        375,831        368,292
  Medicare ........................................................        47,810         55,494        147,008        162,338
  Medicaid ........................................................       306,767        316,164        862,540        925,022
                                                                      -----------    -----------    -----------    -----------
Total                                                                     484,276        493,903      1,385,379      1,455,652
                                                                      ===========    ===========    ===========    ===========


Total net revenues:
  Private and other ...............................................         30.0%          28.2%          31.2%          29.5%
  Medicare ........................................................         26.4%          21.6%          26.3%          21.5%
  Medicaid ........................................................         43.6%          50.2%          42.5%          49.0%
                                                                      -----------    -----------    -----------    -----------
Total .............................................................        100.0%         100.0%         100.0%         100.0%
                                                                      ===========    ===========    ===========    ===========

Average Occupancy rate (3) ........................................         92.4%          91.4%          92.6%          90.9%
Quality Mix (4) ...................................................         56.4%          49.8%          57.5%          51.0%

(1) Includes two managed facilities with 178 licensed beds on September 30, 1998 and one managed facility with 106 licensed beds on September 30, 1999.
(2) "Patient Days" includes billed bed days for facilities operated by the Company excluding billed bed days of managed facilities and the one facility accounted for using the equity method.
(3) "Average Occupancy Rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the Company excluding managed facilities.
(4) "Quality Mix" consists of the percentage of revenues derived from Medicare, commercial insurers and other private payors.

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1999

  Total Net Revenues. Total net revenues decreased by $1,107,000 or 1.4%, from $78,697,000 in the third quarter of 1998 to $77,590,000 in the third quarter of 1999. The reduction in total revenues from 1998 to 1999 was primarily the result of lower occupancy and lower average revenues per patient day. This reduction was offset by an increase of $2,074,000 from the acquisition of two Danbury, Connecticut facilities (the "Danbury Facilities") on December 1, 1998. The average occupancy rate at all of the Company's facilities decreased from 92.4% during the third quarter of 1998 to 91.4% during the third quarter of 1999. Average net patient service revenues per patient day at "same store" facilities decreased from $158.33 in the third quarter of 1998 to $155.33 in the third quarter of 1999. This decrease in average net patient service revenues per patient day was a result of the implementation of the new Medicare Prospective Payment System ("PPS") which became effective at all of the Company's facilities on January 1, 1999. Implementation of PPS caused the Company's average Medicare Part A per diem rate to decrease from $394 per Medicare patient day in the third quarter of 1998 to $284 per Medicare patient day in the third quarter of 1999. During the third quarter of 1999, the Company also experienced reduced revenues generated through the provision of Medicare Part B services to residents at its facilities. PPS established certain annual per patient limitations on the amount of Part B therapy that is reimbursable through the Medicare program. Management believes that the introduction of these annual limits resulted in reduced revenues during 1999 as affected parties adapted to the new regulatory environment. Additionally, during the third quarter of 1999, the Company terminated its contracts to provide rehabilitation therapy services at non-affiliated facilities. The Company's quality mix of private, Medicare and insurance revenues was 56.4% for the three months ended September 30, 1998 as compared to 49.8% during the same period of 1999. This decrease in quality mix of revenues was the result of the decrease in Medicare revenues caused by the implementation of PPS.

  Facility Operating Expenses. Facility operating expenses increased by $127,000, or 0.2%, from $62,887,000 in the third quarter of 1998 to $63,014,000 in the third quarter of 1999. Of this increase, $1,690,000 was due to the operations of the Danbury Facilities.

  General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $579,000, or 16.0% from $3,625,000 in the third quarter of 1998 to $4,204,000 in the third quarter of 1999. This increase resulted from the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses a former affiliate for certain data processing and administrative services provided to the Company. During the third quarter of 1998, such reimbursements totaled $313,000 compared to $307,000 during the third quarter of 1999.

  Depreciation and Amortization. Depreciation and amortization increased from $1,821,000 in the third quarter of 1998 to $2,347,000 in the third quarter of 1999 primarily due to the amortization of costs related to the leveraged recapitalization and the exercise of purchase options for seven facilities which were financed through synthetic leases prior to the leveraged recapitalization. The exercise of these purchase options was funded through financing arranged in connection with the leveraged recapitalization.

  Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $200,000 during the third quarter of 1998 as compared to $300,000 in the third quarter of 1999.

  Facility Rent. Facility rent expense for the third quarter increased by $180,000 from $5,465,000 in 1998 to $5,645,000 in 1999.

  Interest Expense, net. Interest expense, net, increased from $3,591,000 in the third quarter of 1998 to $5,410,000 in the third quarter of 1999. This net increase is primarily due to the issuance of $99,500,000 of 11% Senior Subordinated Discount Notes during the third quarter of 1998 in connection with the leveraged recapitalization. The interest associated with these notes accretes until cash payments begin on August 1, 2003.

  Restructuring cost: In connection with the Company's therapy services restructuring plan, the Company incurred restructuring costs of $5,745,000 during the third quarter of 1999. The most significant components of this charge were the write-off of approximately $1.5 million of unamortized goodwill and a $2.5 million increase to the reserve for uncollectible receivables as a result of the Company's termination of non-affiliated contracts (See Note D to the Company's condensed consolidated financial statements included elsewhere in this report).

  Income Tax Benefit. As a result of losses incurred, an income tax benefit of $7,460,000 was recognized during the third quarter of 1998 compared to an income tax benefit of $3,604,000 for the same period of 1999.

  Net Loss. Net loss was $28,900,000 in the third quarter of 1998 as compared to a loss of $5,637,000 in the third quarter of 1999.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1999

  Total Net Revenues. Total net revenues decreased by $3,027,000 or 1.3%, from $227,337,000 in the first nine months of 1998 to $224,310,000 in the first nine months of 1999. The reduction in total revenues from 1998 to 1999 was primarily the result of lower occupancy and lower average revenues per patient day. This reduction was partially offset by the following revenue increases at facilities acquired in 1998: $2,226,000 from the acquisition of two North Toledo, Ohio facilities (the "North Toledo Facilities") on April 1, 1998; $4,777,000 from the acquisition of two Rhode Island facilities (the "Rhode Island Facilities") on May 8, 1998, and $6,136,000 from the acquisition of two Danbury, Connecticut facilities (the "Danbury Facilities") on December 1, 1998. The average occupancy rate at all of the Company's facilities decreased from 92.6% during the first nine months of 1998 to 90.9% during the first nine months of 1999. Average net patient service revenues per patient day at "same store" facilities decreased from $156.32 in the first nine months of 1998 to $151.66 in the first nine months of 1999. This decrease in average net patient service revenues per patient day was a result of the implementation of the new Medicare Prospective Payment System ("PPS") which became effective at all of the Company's facilities on January 1, 1999. Implementation of PPS caused the Company's average Medicare Part A per diem rate to decrease from $373 per Medicare patient day in the first nine months of 1998 to $284 per Medicare patient day in the first nine months of 1999. During the first nine months of 1999, the Company also experienced reduced revenues generated through the provision of Medicare Part B services to residents at its facilities. This reduction was due partially to lower productivity by Company therapists during the first quarter as they adjusted to the newly implemented Medicare reimbursement system. Additionally, PPS established certain annual per patient limitations on the amount of Part B therapy that is reimbursable through the Medicare program. Management believes that the introduction of these annual limits resulted in reduced revenues during the first nine months of 1999 as affected parties adapted to the new regulatory environment. Implementation of PPS also caused a decrease in revenues generated by providing rehabilitation therapy services to non-affiliated long-term care facilities. In response to reduced reimbursement from the Medicare program, non-affiliated facilities reduced the amount of therapy services provided at their facilities. Additionally, during the third quarter of 1999, the Company terminated its contracts to provide rehabilitation therapy services at non-affiliated facilities. The Company's quality mix of private, Medicare and insurance revenues was 57.5% for the nine months ended September 30, 1998 as compared to 51.0% during the same period of 1999. This decrease in quality mix of revenues was the result of the decrease in Medicare revenues caused by the implementation of PPS.

  Facility Operating Expenses. Facility operating expenses increased by $7,149,000, or 4.0%, from $179,917,000 for the first nine months of 1998 to
$187,066,000 for the first nine months of 1999 as the result of acquired facilities. Of this increase, $2,040,000 was due to the operations of the North Toledo Facilities, $4,387,000 was due to the operations of the Rhode Island Facilities, and $4,942,000 was due to the operations of the Danbury Facilities.

  General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $2,485,000, or 22.4%, from $11,100,000 for the first nine months of 1998 to $13,585,000 for the first nine months of 1999. This increase resulted from the expansion of regional and corporate support, and additional travel, consulting and systems development expenses associated with the Company's growth. The Company reimburses a former affiliate for certain data processing and administrative services provided to the Company. During the first nine months of 1998, such reimbursements totaled $941,000 compared to $880,000 in 1999.

  Depreciation and Amortization. Depreciation and amortization increased from $4,084,000 for the first nine months of 1998 to $7,451,000 for the first nine months of 1999 primarily due to the amortization of costs related to the leveraged recapitalization and the exercise of purchase options for seven facilities which were financed through synthetic leases prior to the leveraged recapitalization. The exercise of these purchase options was funded through financing arranged in connection with the leveraged recapitalization.

  Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $200,000 during the first nine months of 1998 as compared to $900,000 during the first nine months of 1999.

  Facility Rent. Facility rent expense for the first nine months decreased by $237,000 from $17,086,000 in 1998 to $16,849,000 in 1999. The decrease in rent expense is the result of a reduction in rent expense related to the exercise of purchase options on previously leased facilities partially offset by the acquisition of the Danbury Facilities by means of a synthetic lease.

  Interest Expense, net. Interest expense, net, increased from $6,793,000 for the first nine months of 1998 to $15,266,000 for the first nine months of 1999. This net increase is primarily due to the issuance of $99,500,000 of 11% Senior Subordinated Discount Notes during the third quarter of 1998 in connection with the leveraged recapitalization. The interest associated with these notes accretes until cash payments begin on August 1, 2003.

  Restructuring costs: In connection with the Company's therapy services restructuring plan, the Company incurred restructuring costs of $5,745,000 during the third quarter of 1999. The most significant components of this charge were the write-off of approximately $1.5 million of unamortized goodwill and a $2.5 million increase to the reserve for uncollectible receivables as a result of the Company's termination of non-affiliated contracts (See Note D to the Company's condensed consolidated financial statements included elsewhere in this report).

  Income Tax Benefit. As a result of losses incurred, an income tax benefit of $4,984,000 was recognized during the first nine months of 1998 as compared to an income tax benefit of $9,212,000 for the same period of 1999.

   Net Loss.   The net loss was $25,027,000 for the first nine months of 1998 as compared to a loss of $14,409,000 for the first nine months of 1999.

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

  During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. The Company's expected lower first quarter results were attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company's facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long-term care centers and a reduction in revenues from the provision of Medicare Part B services. In response, during the first quarter the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support), renegotiation of vendor contracts and ongoing efforts to reduce the Company's reliance on outside nurse agency personnel. All of the staffing reductions were implemented, on or prior to, April 1, 1999. Effective March 30, 1999, the Company obtained an amendment to the New Credit Facility which limits borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. Access to additional borrowings for acquisitions and general corporate purposes under the New Credit Facility are permitted to the extent the Company achieves certain financial targets. The amendment allows the Company access to the entire $250 million facility if the Company's operating performance returns to the level of compliance contemplated by the original financial covenants. As of September 30, 1999, total borrowings under the New Credit Facility (exclusive of undrawn letters of credit outstanding as of March 30, 1999) were approximately $49,024,000 and consisted of $32,750,000 of revolver loans, $13,700,000 of synthetic leasing loans and $2,574,000 of undrawn letters of credit issued after March 30, 1999. As of September 30, 1999 the Company was in compliance with the financial covenants of the New Credit Facility.

  The Company's operating activities during the first nine months of 1999 used net cash of $1.5 million as compared to net cash of $28.9 million used during the same period in 1998. The decrease in net cash used by operations during the first nine months of 1999 was primarily due to a lower net loss an increase in non-cash interest expense and a decrease in accounts receivable.

  Net cash used by investing activities was $12.9 million during the first nine months of 1999 as compared to $84.2 million used during the same period in 1998. Net cash invested in each period was used primarily to fund additions to property and equipment at the facilities. Additionally, during the first quarter of 1999, approximately $1,000,000 was expended in connection with obtaining the amendment of the Company's New Credit Facility.

  Net cash provided by financing activities during the first nine months of 1999 was $16.6 million as compared to $110.2 million during the first nine months of 1998. During the first nine months of 1999 the Company borrowed $20.0 million under the New Credit Facility.

  In addition to the Discount Notes, as of September 30, 1999, the Company had two mortgage loans outstanding in the aggregate amount of $17.7 million, in addition to advances outstanding under its revolving credit facility and $54.8 million of capital lease obligations. One of the Company's mortgage loans had an outstanding balance of $16.2 million, of which $15.1 million is due at maturity in 2004. This loans bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of four mortgaged facilities and the actual revenues of these facilities during a twelve month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1.5 million, of which $1.3 million is due in 2010.

  The Company had expected that its capital expenditures for 1999, excluding acquisitions of new long-term care facilities, would aggregate approximately $12,000,000. The Company expects that capital additions for the fourth quarter of 1999 will not exceed $3,000,000. The Company's expected capital expenditures relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. The Company expects that its future facility acquisitions will be financed with borrowings under the Company's revolving credit facility, direct operating leases or assumed debt. The Company may be required to obtain additional equity financing to finance any significant acquisitions in the future.

  The Company's principal sources of funds are cash flow from operations and borrowings under the New Credit Facility. These funds are being used to finance working capital, meet debt service and capital expenditure requirements, finance acquisitions and for general corporate purposes. The Company's believes that operating cash flow and availability under the New Credit Facility will be adequate to meet its liquidity needs for the foreseeable future, although no assurance can be given in this regard.

  The Company, through a wholly-owned limited partnership, leases and operates four facilities acquired in 1996 which are accounted for as capital leases for financial reporting purposes. Each lease is guaranteed by the Company. The guaranty provides that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters is an event of default under the guaranty, which in turn would be an event of default under each lease. As a result of the restructuring charge taken by the Company during the third quarter of 1999, the Company's consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) has fallen below the required level. The Company anticipates that its net worth will continue to be below the required level at December 31, 1999, as a result of which the Company would be in default under each of these leases and could potentially face the loss of these operations. Such a default may also trigger cross-defaults under the Company's other lease and debt obligations. The Company is exploring various alternatives to address this potential default, including discussions with the landlord of these properties concerning relief from the net worth requirement and a possible buyout or refinancing of the facilities. The Company believes that an acceptable arrangement can be worked out prior to December 31, 1999 which would avoid any material disruption of its business.

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

The Year 2000 Issue

  The Company continues to evaluate and address risks that could arise in connection with the potential inability of computer programs to recognize dates that follow December 31, 1999 (the "Year 2000 Issue"). The Company's focus has been on evaluating the impact that the Year 2000 Issue might have on essential equipment and systems of the Company as well as major suppliers, customers and other third parties. The Company has formulated and implemented a remediation plan in connection with those systems that will not be Year 2000 compliant. As of September 30, 1999 the Company has tested and evaluated substantially all of its information technology ("IT") systems and equipment. The Company is also evaluating the compliance of its major suppliers and their respective products with the Year 2000 Issue.

  With respect to the Year 2000 compliance of critical third parties, the Company derives a significant portion of its revenues from the Medicare and Medicaid programs. The Health Care Finance Administration ("HCFA"), the governmental agency that administers the Medicare program, publicly stated that it would be Year 2000 compliant by December 31, 1998. HCFA has imposed the same December 31, 1998 deadline on its fiscal intermediaries and stated that it expected state Medicaid agencies to be compliant by March 1999. The General Accounting Office cannot make any assurances that the government payment systems will be Year 2000 compliant on time. The Company derives its governmental payments through fiscal intermediaries, however, there can be no assurance that the payments from the fiscal intermediaries will not be negatively impacted by any Year 2000 issues not corrected in a timely manner. The Company intends to actively pursue assurances of the status of the remediation efforts and Year 2000 compliance by the government and its fiscal intermediaries.

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

>


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









DATE:   November 12, 1999