Form 10-K
period 1999-12-31
HARBORSIDE HEALTHCARE CORP
filed 2000-03-31
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X]               ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the  fiscal  year  ended   December 31, 1999
                                -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from               to
                                                 -------------     -----------

                  Commission file number     333-64679
                                         -------------

                        Harborside Healthcare Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                                 04-3307188
--------------------------------------------------------------------------------
(State or other  jurisdiction of              (IRS Employer Identification No.)
 incorporation  or  organization)


One Beacon Street, Boston, Massachusetts                     02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)    (617) 646-5400
                                                     -----------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of each exchange
Title of each class                                    On which registered
-------------------                                    -------------------
11% Senior Subordinated Discount
  Notes due 2008

13 1/2% Exchangeable Preferred Stock Mandatorily
  Redeemable 2010 ("Preferred Stock")

13 1/2% Subordinated Exchange Debentures due 2010

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12 (g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- --- Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [].

At March 30, 2000, the registrant had 7,261,332 shares of Common Stock outstanding.

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

                                TABLE OF CONTENTS


                                                                           PAGE

                                     PART I

ITEM 1. BUSINESS                                                               4

ITEM 2. PROPERTIES                                                            11

ITEM 3. LEGAL PROCEEDINGS                                                     13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   13



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                  14

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA                    15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  17

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                  51

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   51

ITEM 11. EXECUTIVE COMPENSATION                                               53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                         55

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       56

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                           58

SIGNATURES                                                                    64

ITEM 1. BUSINESS

GENERAL OVERVIEW

  Harborside Healthcare Corporation (the "Company" or "Harborside") was created in March 1996, in anticipation of an initial public offering (the "IPO"), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the "Predecessor Entities") which had operated since 1988. The Company completed the IPO on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. Immediately prior to the IPO the owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company's common stock (the "Reorganization").

  On  April  15,  1998,  Harborside  entered  into a  Merger  Agreement  with HH
Acquisition Corp. ("MergerCo"), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the "New Investors"). On August 11, 1998, MergerCo merged with and into Harborside, with Harborside as the surviving corporation. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of Harborside. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the merger, Harborside shares were de-listed from the New York Stock Exchange.

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

  In connection with the transaction and prior to the Merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes ("Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock ("Preferred Stock") mandatorily redeemable in 2010. In connection with the Merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter of 1998, Harborside recorded a charge to income from operations of $37 million ($29 million after taxes) for direct and other costs related to the merger transaction. In connection with the Merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases.

  Harborside provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of December 31, 1999, the Company operated 50 licensed long-term care facilities (22 owned, 27 leased and one managed) with a total of 6,124 licensed beds. From December 31, 1994 to December 31, 1999, the Company increased its overall patient capacity by approximately 3,759 licensed beds, or approximately 160%.

  The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Through September 1999, the Company also provided rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary. During the third quarter of 1999, the Company terminated its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities.

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

  Subacute Care. Subacute care is goal-oriented, comprehensive care designed for an individual who has had an acute illness, injury, or exacerbation of a disease process. Subacute care is typically rendered immediately after, or instead of, acute hospitalization in order to treat one or more specific, active, complex medical conditions or in order to administer one or more technically complex treatments. The Company provides subacute care services at substantially all of its existing facilities in such areas as complex medical, cardiac recovery, digestive, immuno-suppressed disease, post-surgical, wound, CVA/stroke care, hemodialysis, infusion therapy, and diabetes and pain management.

  In facilities that have shown strong demand for subacute services, the Company has developed distinct subacute units. Each distinct unit contains 20 to 60 beds and is specially staffed and equipped for the delivery of subacute care. Patients in these units typically range in age from late teens to the elderly, and typically require high levels of nursing care and the services of physicians, therapists, dietitians, clinical pharmacists or psycho/social counselors. Certain patients may also require life support or monitoring equipment. Because patient goals are generally rehabilitation-oriented, lengths of stay in distinct subacute units are generally expected to be less than 30 days each.

 The Company has designed clinical pathways for these distinct subacute units in the areas of orthopedic rehabilitation, CVA/stroke recovery, cardiac recovery, pulmonary rehabilitation and wound care management. These clinical pathways are designed to achieve specified measurable outcomes in an efficient and cost-effective manner. The Company's subacute units and the clinical pathways used in these units are designed to attract commercial insurance and managed care organizations, such as HMOs and PPOs. The Company has personnel dedicated to actively market its subacute units to commercial insurers and managed care organizations. The Company will continue to develop additional clinical pathways based on market opportunities.

  Alzheimer's Care. The Company has also developed distinct units that provide care for patients with Alzheimer's disease. As of December 31, 1999, the Company operated dedicated Alzheimer's units at eight facilities.

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

  Regions. The Company seeks to cluster its long-term care facilities in selected geographic regions to establish a strong competitive position as well as to position the Company as a healthcare provider of choice to managed care and private payors in these markets. The Company's facilities currently serve four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). The Company maintains regional operating offices in Palm Harbor, Florida; Indianapolis, Indiana; Topsfield, Massachusetts; West Hartford, Connecticut; and Peterborough, New
Hampshire. Each region is supervised by a regional director of operations who directs the efforts of a team of professional support staff in the areas of clinical services, marketing, bookkeeping, human resources and engineering. Other Company staff, who are principally based in the regions, provide support and assistance to all of the Company's facilities in the areas of subacute services, managed care contracting, reimbursement services, risk management, data processing and training. Financial control is maintained through financial and accounting policies established at the corporate level for use at each facility. The Company has standardized operating policies and procedures and continually monitors operating performance to assure consistency and quality of operations.

  Continuous Quality Improvement Program. The Company has developed a continuous quality improvement program which is designed to monitor, evaluate and improve the delivery of patient care. The program is supervised by the Company's Senior Vice President of Clinical Services and consists of the standardization of policies and procedures, routine site visits and assessments and a quality control system for patient care and physical plant compliance. Pursuant to its quality control system, the Company routinely collects information from patients, family members, referral sources, employees and state survey agencies which is then compiled, analyzed and distributed throughout the Company in order to monitor the quality of care and services provided.

  The Company's continuous quality improvement program is modeled after guidelines for long-term care and subacute facilities promulgated by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized accreditation agency for hospitals and other healthcare organizations. The Company believes that JCAHO accreditation is an important factor in gaining provider contracts from managed care and commercial insurance companies. Accordingly, in late 1995 the Company began a program to seek accreditation from JCAHO for the Company's facilities. As of December 31, 1999, 34 of the Company's facilities had received accreditation.

MARKETING

  The Company's marketing program is designed to attract patients who will have a favorable impact on the Company's profits and quality mix of revenues. The Company establishes monthly occupancy and revenue goals for each of its facilities and maintains marketing objectives to be met by each facility. The Company's Senior Vice President of Marketing and Managed Care is principally responsible for the development and implementation of the Company's marketing program. Regional marketing directors provide routine support to the facility-based admissions directors through the development of facility-based marketing strategies, competitive assessments and routine visits.

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

 The Company believes its marketing program has demonstrated its effectiveness. The Company's average annual occupancy rates for the fiscal years ended December 31, 1997, 1998 and 1999 were 92.3%, 92.3% and 90.9%, respectively. In comparison, a study of approximately 1,500 nursing facilities conducted by the U.S. Department of Health and Human Services found that in 1995 nursing facilities operated at approximately 87% of capacity.

 SOURCES OF REVENUES

  The Company derives its revenues primarily from private pay sources, the Federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company's revenues are influenced by a number of factors, including (i) the licensed bed capacity of its facilities, (ii) the occupancy rates, (iii) the payor mix of its facilities and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid) and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements.

  The following table identifies the Company's percentage of net revenues attributable to each of its payor sources for the periods indicated:

                                        PERCENTAGE OF NET REVENUES BY PAYOR (1)
                                                YEAR ENDED DECEMBER 31,
                                                ----------------------

                                           1997            1998            1999
                                         ------          ------          ------

Private and other ..............           34.1%           30.2%           28.9%
Medicare .......................           25.9            27.7            21.8
Medicaid .......................           40.0            42.1            49.3
                                         ------          ------          ------
  Total ........................          100.0%          100.0%          100.0%
                                         ======          ======          ======


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

  Medicare. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as long-term care facilities. The second part, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by long-term care or acute care facilities. Part A coverage, as applied to services delivered in a long-term care facility, is limited to skilled nursing and rehabilitative care related to a recent hospitalization and is limited to a specified term (generally 100 days per calendar year), requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. Prior to December 31, 1998 there were no limits on duration of coverage for Part B services, but there was a co-insurance requirement for most services covered by Part B. Substantially all of the Company's facilities are certified Medicare providers.

     The method used in determining Medicare reimbursement for rehabilitation therapy services furnished in the Company's facilities used to depend on the type of therapy provided. Prior to December 31, 1998, the Medicare program applied salary equivalency guidelines to determine the reasonable cost of physical therapy services and respiratory therapy services provided on a contract basis, which is the cost that would be incurred if the therapist were employed at the facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. With respect to occupational therapy and speech language pathology and prior to April 10, 1998, Medicare provided reimbursement for services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. As of April 10, 1998, the Health Care Financing Administration ("HCFA") implemented new rules which established new guidelines for reimbursement for rehabilitation therapy services provided at skilled nursing facilities. Through December 31, 1998, these new guidelines revised the salary equivalency rules for physical and respiratory therapies and extended the salary equivalency methodology to speech and occupational therapy services as well.

  Through December 31, 1998, these new guidelines revised the salary equivalency rules for physical and respiratory therapies and extended the salary equivalency methodology to speech and occupational therapy services as well. Through December 31, 1998, the Medicare Part A program reimbursed the Company under an existing cost-based reimbursement system for its allowable direct costs (which consisted of nursing and ancillary) plus an allocation of allowable indirect costs including (capital costs, and administrative and general expenses). Through December 31, 1998, the total of routine costs and the respective allocated overhead was subject to a regional routine cost limit. As the Company has expanded its subacute care and other specialty medical services, the costs of care for these patients generally exceeded these regional reimbursement routine cost limits. Prior to January 1, 1999, the Company was required to submit routine cost limit exception requests to recover the excess costs from the Medicare program. There can be no assurance that the Company will be able to recover such excess costs under any pending or future requests. The failure to recover these excess costs in the future could materially adversely affect the Company. Additionally, until January 1, 1999, regulations allowed new long-term care facilities in certain limited circumstances, to apply for a three year exemption from routine cost limits. The Company has applied for, been denied and is now appealing such exemptions for two of its facilities. Unless and until such exemptions are granted, these facilities can only recover excess costs through routine cost limit exception requests.

  The Balanced Budget Act (the "BBA") was enacted in August 1997. The BBA significantly amended the reimbursement methodology of the Medicare program and eliminated the process of applying for and receiving routine cost limit exceptions and exemptions. In addition to offering new Medicare health plan options and increasing the penalties related to healthcare fraud and abuse, the BBA provided for a prospective payment system (the "PPS") for skilled nursing facilities to be implemented for cost report periods beginning on or after July 1, 1998. The BBA also mandated a 10% reduction in Part B therapy costs for the period January 1, 1998 through December 31, 1998. Subsequent to January 1, 1999, skilled nursing facilities were reimbursed for Part B therapy services through fee schedules established by HCFA. The BBA further limited reimbursement for Part B therapy services by establishing annual limitations on Part B therapy charges per beneficiary.

  Since the Medicare prospective payment system is all inclusive, the BBA required skilled nursing facilities to institute "consolidated billing" for a variety of services and supplies. Under consolidated billing, the skilled nursing facility must submit all Medicare claims for virtually all the Part A services and supplies that its residents receive, with the exception of certain services, including those provided by physicians. Payments for these services and supplies billed on a consolidated basis are made directly to the skilled nursing facility, whether or not the services are provided directly by the skilled nursing facility or by others under a contractual arrangement. Among the services and goods which the skilled nursing facility is now responsible for billing are: physical therapy, occupational therapy, speech therapy, laboratory services, diagnostic x-rays, medical supplies, surgical dressings, prosthetic devices/ostomy, colostomy, enteral/parenteral nutrition, orthotics, limbs, EKGs, vaccines, certain ambulance services and psychological services by a social worker. Consolidated billing for Part B services will not be effective until January 2001. Examples of Part B services and goods which are not billed by skilled nursing facilities are physicians' services, physician assistants under physician supervision, nurse practitioners, certified nurse-midwives, qualified psychologists, certified registered nurses, anesthetists, home dialysis supplies and equipment, self-care home dialysis support services and institutional dialysis services and supplies, erythropoietin for certain dialysis patients, hospice care related to a beneficiary's terminal illness, an ambulance trip to the skilled nursing facility from the initial admission or from the skilled nursing facility following a final discharge.

  Interim regulations regarding Medicare PPS were published on May 12, 1998. The regulations included (i) the unadjusted federal per diem rates to be applied to days of covered skilled nursing facility services furnished during the fiscal year, (ii) the case mix classification system to be applied with respect to such services during the fiscal year and (iii) the factors to be applied in making area wage adjustments with respect to such services. The regulations also contained provisions for skilled nursing facility consolidated billing of Medicare Part A and certain services and items furnished to residents of the skilled nursing facility under Part B. Final regulations were published on July 30, 1999. The final regulations had no material affect on the Company.

  On November 29, 1999, the "Consolidated Appropriations Act (the"CAA") was signed into law. The CAA was designed to mitigate some of the effects of the BBA. The CAA allowed skilled nursing facilities to elect transition to the full federal per diem rate at the beginning of their cost reporting periods for cost periods beginning on or after January 1, 2000. Using the election allowed by the CAA, the Company chose to move fourteen facilities to the full federal per diem rate effective January 1, 2000. As a result, the Company now uses the full federal per diem rate to calculate Medicare revenue at twenty-three of its skilled nursing facilities. Additionally, the CAA will temporarily increase the federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. These increased rates will stay in effect until the later of (a) October 1, 2000 or (b) the date HCFA implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The CAA also provides for a four percent increase in the federal per diem rates for all acuity categories for a two-year period beginning October 1, 2000. The CAA also excluded costs for certain supplies and services that were formerly required to be reimbursed by a skilled nursing facility's PPS rate. The CAA also eliminated the annual provider limitations on Part B therapy charges per beneficiary for fiscal 2000 and 2001. As a result of the number of variables involved (including facility specific occupancy, the acuity distribution of Medicare patients, and the length of time the temporary increases in the federal per diem rate stay in effect), the Company cannot at this time accurately quantify the dollar impact of the CAA on the Company's financial positions or the results of its operations.

  Medicaid. The Medicaid program includes the various state-administered reimbursement programs for indigent patients created by federal law. Although Medicaid programs vary from state to state, they are partially subsidized by federal funds, provided that the state has submitted an acceptable state plan for medical assistance. Although reimbursement rates are determined by the state, the federal government retains the right to approve or disapprove individual state plans. For Medicaid recipients, providers must accept reimbursement from Medicaid as payment in full for the services rendered, because the provider may not bill the patient for more than the amount of the allowable Medicaid payment. Substantially all of the Company's facilities participate in the Medicaid program of the states in which they are located.

  Under  the  Boren  Amendment,   a  federal  Medicaid   statute,   and  related
regulations, state Medicaid programs were required to provide reimbursement rates that were reasonable and adequate to cover the costs that would be incurred by efficiently and economically operated facilities while providing services in conformity with state and federal laws, regulations and quality and safety standards. Furthermore, payments were required to be sufficient to enlist enough providers so that services under a state's Medicaid plan were available to recipients at least to the extent that those services are available to the general population. In the past, several states' healthcare provider organizations and providers have initiated litigation challenging the Medicaid reimbursement methodologies employed in such states, asserting that reimbursement payments are not adequate to reimburse an efficiently operated facility for the costs of providing Medicaid covered services. The BBA repealed the Boren Amendment effective October 1, 1997 and allowed the states to develop their own standards for determining Medicaid payment rates. The BBA provides certain procedural restrictions on the states' ability to amend state Medicaid programs by requiring that the states use a public process to establish payment methodologies including a public comment and review process. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities.

  The Medicaid programs in the states in which the Company operates pay a per diem rate for providing services to Medicaid patients based on the facility's reasonable allowable costs incurred in providing services, subject to cost ceilings applicable to patient care, other operating and capital costs. Some state Medicaid programs in which the Company currently operates currently include incentive allowances for providers whose costs are less than certain ceilings and who meet other requirements.

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

  All of the facilities  operated by the Company are licensed  under  applicable
state  laws  and  possess  the  required   Certificates  of  Need  ("CON")  from
responsible state authorities.

  Substantially all of the Company's facilities are certified or approved as providers under the Medicaid and Medicare programs. Both the initial and continuing qualification of a long-term care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, patients' rights, safety, personnel, physical environment and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third-party payor programs. In some cases, or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid program or the Medicare program, offset of amounts due against future billings to the Medicare or Medicaid programs, denial of payments under the state Medicaid program for new admissions, reduction of payments, restrictions on the ability to acquire new facilities and, in extreme circumstances, revocation of a facility's license or closure of a facility.

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

  Medicare and Medicaid. The BBA was enacted in August 1997 and significantly amends the reimbursement methodology of the Medicare program. In addition to offering new Medicare health plan options and increasing the penalties related to healthcare fraud and abuse, the BBA provides for a prospective payment system for skilled nursing facilities to be implemented for cost report periods beginning on or after July 1, 1998. The BBA also mandated a 10% reduction in Part B therapy costs for the period January 1, 1998 through December 31, 1998. Subsequent to January 1, 1999, skilled nursing facilities are reimbursed for Part B therapy services through fee schedules established by HCFA. The BBA also requires uniform coding specified by HCFA for skilled nursing facility Part B bills. The BBA further limited reimbursement for Part B therapy services by establishing annual limitations on Part B therapy charges per beneficiary.

  The BBA also required skilled nursing facilities to institute "consolidated billing" for a variety of services and supplies. Under consolidated billing, the skilled nursing facility must submit all Medicare claims for all the Part A services and supplies that its residents receive, with the exception of certain services, including those provided by physicians. Payments for these services and supplies billed on a consolidated basis are made directly to the skilled nursing facility, whether or not the services were provided directly by the skilled nursing facility or by others under a contractual arrangement. The skilled nursing facility is responsible for paying the provider of the services or the supplier. The payment to the skilled nursing facility for these services and supplies is based upon the amounts allowable to the skilled nursing facility based on the Medicare PPS law and regulations. However, subsequent developments have delayed the implementation of "consolidated billing" for Part B services.

  Medicare PPS is being phased in over a period of four years, beginning with skilled nursing facility cost reporting periods ending on or after July 1, 1998. "New facilities," which first received Medicare payment on or after October 1, 1995, moved to the federal per diem rate effective with the cost report periods beginning on or before July 1, 1998 and do not have a transitional period. All other facilities are being "phased-in" by a formula effective with the cost report period beginning on or after July 1, 1998 and through which Medicare PPS will blend together facility-specific rates and federal industry per diems according to the following schedule: Year One -- 75% facility-specific, 25% federal per diem; Year Two -- 50% each; Year Three -- 25% facility-specific, 75% federal per diem; Year Four -- 100% federal per diem. As a result of Medicare PPS being effective for cost reports beginning on or after July 1, 1998, Medicare PPS did not directly impact the Company's Medicare reimbursement until the fiscal year beginning January 1, 1999. When fully implemented, Medicare PPS will result in each skilled nursing facility being reimbursed on a per diem rate basis with acuity-based per diem rates being established as applicable to all Medicare Part A beneficiaries who are residents of the skilled nursing facility. The per diem rates will be all- inclusive rates through which the skilled nursing facility is reimbursed for its routine, ancillary and capital costs. During the transition period, the per diem rates for each facility consist of a blending of facility-specific costs and federal per diem rates. The unadjusted federal per diem rates to be applied to days of covered skilled nursing facility services furnished during the first year, the case mix classification system to be applied with respect to such services, and the factors to be applied in making area wage adjustments with respect to such services, are included in the Medicare PPS regulations. The federal Medicare PPS rates were developed by HCFA based on a blend of allowable costs from hospital-based and freestanding skilled nursing facility cost reports for reporting periods beginning in Federal Fiscal Year 1995 (i.e., October 1, 1994 -- September 30, 1995). The data used in developing the federal rates incorporate an estimate of the amounts payable under Part B for covered skilled nursing facility services furnished during Federal Fiscal Year 1995 to individuals who were residents of a facility and receiving Part A covered services. HCFA updated costs to the first year of Medicare PPS using a skilled nursing facility market basket index standardized for facility differences in case-mix and for geographic variations in wages. Providers that received "new provider" exemptions from the routine cost limits were excluded from the database used to compute the federal payment rates. In addition, costs related to payments for exceptions to the routine cost limits are excluded from the database used to compute the federal payment rates. The facility-specific portion is based on each facility's Medicare cost report for cost reporting periods beginning in Federal Fiscal Year 1995, including routine cost limit exception and exemption payments up to 150% of the routine cost limit, the allowable costs to be updated under Medicare PPS for the skilled nursing facility market basket minus 1% through 1999 and the full skilled nursing facility market basket after 1999. A variety of other adjustments are made in developing the Medicare PPS rates pursuant to the BBA and the regulations. As noted, except in the case of "new facilities," in the first year of the transition to Medicare PPS, the per diem rates will consist of a blend of 25% federal per diem rates and 75% facility-specific costs. Thereafter, the facility-specific cost portion will decrease by 25% per year until in the fourth year, the rate will be 100% federal per diem rates. "New facilities" are on 100% federal per diem rates for cost reporting periods beginning on or after July 1, 1998.

  On November 29, 1999, the "Consolidated Appropriations Act (the"CAA") was signed into law. The CAA was designed to mitigate some of the effects of the BBA. The CAA allowed skilled nursing facilities to elect transition to the full federal per diem rate at the beginning of their cost reporting periods for cost periods beginning on or after January 1, 2000. Using the election allowed by the CAA, the Company chose to move fourteen facilities to the full federal per diem rate effective January 1, 2000. As a result, the Company now uses the full federal per diem rate to calculate Medicare revenue at twenty-three of its skilled nursing facilities. Additionally, the CAA will temporarily increase the federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. These increased rates will stay in effect until the later of (a) October 1, 2000 or (b) the date HCFA implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The CAA also provides for a four percent increase in the federal per diem rates for all acuity categories for a two-year period beginning October 1, 2000. The CAA also excluded costs for certain supplies and services that were formerly required to be reimbursed by a skilled nursing facility's PPS rate. The CAA also eliminated the annual provider limitations on Part B therapy charges per beneficiary for fiscal 2000 and 2001. As a result of the number of variables involved (including facility specific occupancy, the acuity distribution of Medicare patients, and the length of time the temporary increases in the federal per diem rate stay in effect), the Company cannot at this time accurately quantify the dollar impact of the CAA on the Company's financial positions or the results of its operations.

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

  The Company believes that state regulations which require a CON before a new long-term care facility can be constructed or additional licensed beds can be added to existing facilities reduce the possibility of overbuilding and promote higher utilization of existing facilities. CON legislation is currently in place in all states in which the Company operates or expects to operate with the exception of Indiana where the CON program expired as of June 30, 1998. Several of the states in which the Company operates have imposed moratoriums on the issuance of CONs for new skilled nursing facility beds. Connecticut has imposed a moratorium on the addition of any new skilled nursing facility beds, including chronic and convalescent nursing facility beds and rest home beds with nursing supervision, until the year 2002. Massachusetts has imposed a moratorium on the addition of any new skilled nursing facility beds until May 1, 2003, except that an existing facility can add up to 12 beds without being subject to CON review. New Hampshire has imposed an indefinite moratorium on the addition of any new beds to skilled nursing facilities, intermediate care homes and rehabilitation homes. Ohio has imposed a moratorium until June 30, 2001 on the addition of any new skilled nursing facility beds. Rhode Island has imposed an indefinite moratorium on the issuance of any new initial licenses for skilled nursing facilities and on the increase in the licensed bed capacity of any existing licensed skilled nursing facility, except that an existing facility may increase its licensed bed capacity to the greater of 10 beds or 10% of the facility's licensed bed capacity. The other states in which the Company conducts business do not currently have a moratorium on new skilled nursing facility beds in effect. Although New Jersey does not have a "moratorium" on new skilled nursing facility beds, with the exception of the Add-a-bed program (in which a facility may request approval from the state licensure agency to increase total licensed skilled nursing beds, including hospital based subacute care beds, by no more than 10 beds or 10% of its licensed bed capacity (every five years), whichever is less, (every five years) without obtaining CON approval), New Jersey only accepts applications for a CON for additional skilled nursing facility beds when the state CON agency issues a call for beds. There is presently no call for additional beds, and no call is expected to be made in the near future. A relaxation of CON requirements could lead to an increase in competition. In addition, as cost containment measures have reduced occupancy rates at acute care hospitals, a number of these hospitals have converted portions of their facilities into subacute units. In the states in which the Company currently operates, these conversions are subject to state CON regulations. The Company believes that the application of the new Medicare PPS rules have made such conversions less desirable. New Jersey recently enacted legislation permitting acute care hospitals to offer subacute care services under their existing hospital licenses, subject to first obtaining CON approval pursuant to an expedited CON review process.

EMPLOYEES

  As of December 31, 1999, the Company employed approximately 8,100 facility-based personnel on a full- and part-time basis. The Company's corporate and regional staff consisted of 141 persons as of such date. Approximately 650 employees at eight of the Company's facilities are covered by collective bargaining agreements. Although the Company believes that it maintains good relationships with its employees and the unions that represent certain of its employees, it cannot predict the impact of continued or increased union representation or organizational activities on its future operations.

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




ITEM 2. PROPERTIES

The following table summarizes certain information regarding the Company's facilities as of December 31, 1999:

SUMMARY OF FACILITIES

LICENSED                                                YEAR    OWNED/           LICENSED
FACILITY                         LOCATION             ACQUIRED   LEASED/MANAGED    BEDS
-------------------------------  ------------------   --------   --------------   -----
SOUTHEAST REGION
 Florida

<
  Brevard .....................  Rockledge                1994   Leased             100
  Clearwater ..................  Clearwater               1990   Owned              120
  Gulf Coast ..................  New Port Richey          1990   Owned              120
  Naples ......................  Naples                   1989   Leased             120
  Ocala .......................  Ocala                    1990   Owned              180
  Palm Harbor .................  Palm Harbor              1990   Owned              120
  Pinebrook ...................  Venice                   1989   Leased             120
  Sarasota ....................  Sarasota                 1990   Leased             120
  Tampa Bay ...................  Oldsmar                  1990   Owned              120
                                                                                  -----
                                                                                  1,120



MIDWEST REGION
 Ohio
  Defiance ....................  Defiance                 1993   Leased             100
  Northwestern Ohio ...........  Bryan                    1993   Leased             189
  Swanton .....................  Swanton                  1995   Leased             100
  Perrysburg ..................  Perrysburg               1990   Owned              100
  Troy ........................  Troy                     1989   Leased             195
  Beachwood ...................  Beachwood                1996   Owned (1)          274
  Broadview ...................  Broadview Heights        1996   Owned (1)          159
  Westlake I ..................  Westlake                 1996   Owned (1)          153
  Westlake II .................  Westlake                 1996   Owned (1)          106
  Dayton ......................  Dayton                   1997   Owned              100
  Laurelwood ..................  Dayton                   1997   Owned              115
  New Lebanon .................  New Lebanon              1997   Owned              126
  Point Place .................  Toledo                   1998   Owned               98
  Sylvania ....................  Sylvania                 1998   Owned              150
 Indiana
  Decatur .....................  Indianapolis             1988   Owned               88
  Indianapolis ................  Indianapolis             1988   Leased             104
  New Haven ...................  New Haven                1990   Leased             120
  Terre Haute .................  Terre Haute              1990   Owned              120
                                                                                  -----
                                                                                  2,397
NEW ENGLAND REGION
Connecticut
 Arden House ..................  Hamden                   1997   Leased             360
 Governor's House .............  Simsbury                 1997   Leased              73
 Madison House ................  Madison                  1997   Leased              90
 The Reservoir ................  West Hartford            1997   Leased              75
 Willows ......................  Woodbridge               1997   Leased              90
 Glen Hill ....................  Danbury                  1998   Owned (2)          100
 Glen Crest ...................  Danbury                  1998   Owned (2)           49
Massachusetts
  Maplewood ...................  Amesbury                 1997   Leased             120
  Cedar Glen ..................  Danvers                  1997   Leased             100
  Danvers-Twin Oaks ...........  Danvers                  1997   Leased             101
  North Shore .................  Saugus                   1997   Leased              80
  The Stone Institute .........  Newton Upper Falls       1997   Managed            106
New Hampshire
  Applewood ...................  Winchester               1996   Leased              70
  Crestwood ...................  Milford                  1996   Leased              82
  Milford .....................  Milford                  1996   Leased              52
  Northwood ...................  Bedford                  1996   Leased             147
  Pheasant Wood ...............  Peterborough             1996   Leased              99
  Westwood ....................  Keene                    1996   Leased              87
Rhode Island
 Greenwood ....................  Warwick                  1998   Owned              136
 Pawtuxet .....................  Warwick                  1998   Owned              131
                                                                                  -----
                                                                                  2,148

MID-ATLANTIC REGION
Maryland
 Harford Gardens ..............  Baltimore                1997   Leased             163
 Larkin Chase Center ..........  Bowie                    1994   Owned (3)          120
 New Jersey
  Woods Edge ..................  Bridgewater              1988   Leased             176
                                                                                  -----
                                                                                    459

                                                                     Total        6,124
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

  The  Company  maintains  its  Corporate  offices in Boston as well as regional offices in Palm Harbor, Florida; Indianapolis, Indiana; Topsfield, Massachusetts; West Hartford, Connecticut; and Peterborough, New Hampshire. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the last quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The Company completed its initial public offering and shares began trading on June 14, 1996. The Company's common stock was listed on the New York Stock Exchange under the symbol "HBR". The following table sets forth, for the periods indicated, the high and low sale price per share of the Company's common stock as reported on the New York Stock Exchange composite tape.


                                                    1997                   1998
                                               High       Low         High        Low

First quarter ......................        $ 12.87     $ 11.00     $ 24.00     $ 18.000
Second quarter .....................          14.37       11.12       24.06       20.250
Third quarter ......................          18.75       14.25       24.87       23.813
Fourth quarter .....................          21.75       16.75


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

  The following table sets forth selected consolidated financial data for the Company. The selected historical consolidated financial data for each of the years in the five year period ended December 31, 1999 have been derived from the Company's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent accountants. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

             SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (1) (in thousands, except share, per share and other data)

                                                                                                YEAR ENDED DECEMBER 31,
                                                              1995           1996           1997           1998          1999
                                                          -----------    -----------    -----------    -----------   -----------
Statement of operations data:

 Total net revenues ....................................  $   109,425    $   165,412    $   221,777    $   311,044   $   300,615
                                                          -----------    -----------    -----------    -----------   -----------

Expenses:
 Facility operating ....................................        89,378       132,207        176,404        246,000       248,795
 General and administrative ............................        5,076          7,811         10,953         15,422        17,808
 Service charges paid to  affiliate ....................          700            700            708          1,291         1,173
 Amortization of prepaid management fee ................         --             --             --              500         1,200
 Special compensation and other ........................         --            1,716           --             --            --
 Depreciation and amortization .........................        4,385          3,029          4,074          6,350        10,249
 Facility rent .........................................        1,907         10,223         12,446         22,412        22,394
 Merger costs ..........................................         --             --             --           37,172          --
 Restructuring costs ...................................         --             --             --             --           5,745
                                                          -----------    -----------    -----------    -----------   -----------
Total expenses .........................................      101,446        155,686        204,585        329,147       307,364
                                                          -----------    -----------    -----------    -----------   -----------

 Income (loss) from operations .........................        7,979          9,726         17,192        (18,103)       (6,749)

Other:
 Interest expense, net .................................        5,107          4,634          5,853          11,271       20,895
 Other expense (income) ................................          114            263            189           (167)          261
 Gain on sale of facilities, net .......................       (4,869)          --             --             --            --
 Minority interest in net income .......................        6,393           --             --             --            --
                                                          -----------    -----------     -----------   -----------   -----------

Income (loss) before income taxes and
 extraordinary loss ....................................        1,234          4,829         11,150        (29,207)      (27,905)
Income tax expense (benefit) ...........................         --              809          4,347         (5,020)      (10,304)
                                                          -----------    -----------     -----------    -----------   -----------
Income (loss) before extraordinary loss ................        1,234          4,020          6,803        (24,187)      (17,601)
Extraordinary loss on early
 retirement of debt, net of tax ........................         --           (1,318)          --             --            --
                                                          -----------    -----------    -----------     -----------  -----------
Net income (loss) ......................................  $     1,234    $     2,702    $     6,803     $  (24,187   $   (17,601)

Preferred stock dividends .........................              --             --             --           (2,296)       (6,004)
                                                          -----------    -----------    -----------     -----------  -----------
Earnings (loss) available for common shares......         $     1,234    $     2,702    $     6,803    $   (26,483)  $   (23,605)
                                                          ===========    ===========    ===========    ===========   ===========
Earnings (loss) per common share:
                             Basic .................                                    $      0.85    $     (3.42)  $     (3.25)
                                                                                        ===========    ===========   ===========
                             Diluted ................                                   $      0.84    $     (3.42)  $     (3.25)
                                                                                        ===========    ===========   ===========

Pro forma data:
Historical income before income
   taxes and extraordinary loss ........................  $     1,234    $     4,829
Pro forma income taxes .................................          481            799
                                                          -----------    -----------
Pro forma income before
    extraordinary loss .................................          753          4,030
Extraordinary loss, net of tax .........................         --           (1,318)
                                                          -----------    -----------
Pro forma net income ...................................  $       753    $     2,712
                                                          ===========    ===========

Pro forma earnings per common share
 (basic and diluted):
Pro forma income before extraordinary loss .............  $      0.17    $      0.63
Extraordinary loss .....................................         --             0.21
                                                          -----------    -----------
Pro forma earnings per common share ....................  $      0.17    $      0.42
                                                          ===========    ===========

Weighted average number of common shares
 used in per share computations (2):
    Basic ..............................................    4,425,000      6,396,000    8,037,000       7,742,000     7,261,000
    Diluted ............................................    4,425,000      6,396,000    8,139,000       7,742,000     7,261,000





         SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
                             (DOLLARS IN THOUSANDS)


                                                      YEAR ENDED DECEMBER 31,

                                                   1995           1996           1997           1998           1999
                                            -----------    -----------    -----------    -----------    -----------
Operational data (as of end of year) (3):

 Facilities .............................            20             30             45             50             50
 Licensed beds ..........................         2,471          3,700          5,468          6,120          6,124

Average occupancy rate (4) ..............          92.5%          92.6%          92.3%          92.3%          90.9%

Patient days (5):
Private and other .......................       261,488        335,363        394,151        503,234        489,074
Medicare ................................        90,107        108,229        138,023        196,222        219,924
Medicaid ................................       437,325        653,222        834,637      1,169,258      1,240,228
                                            -----------    -----------    -----------    -----------    -----------
Total ...................................       788,920      1,096,814      1,366,811      1,868,714      1,949,226
                                            ===========    ===========    ===========    ===========    ===========

Sources of total net revenues:
Private and other (6) ...................          35.1%          35.5%          34.1%          30.2%          28.9%
Medicare ................................          31.7%          26.3%          25.9%          27.7%          21.8%
Medicaid ................................          33.2%          38.2%          40.0%          42.1%          49.3%

Balance sheet data:
Working capital .........................   $    10,735    $    16,826    $    22,621    $    36,403    $    36,536
Total assets ............................        92,632        141,799        168,562        264,536        283,233
Total debt ..............................        43,496         18,208         33,642        134,680        171,245
Capital lease obligation ................          --           57,277         56,285         55,531         54,700
Stockholders' equity (deficit) (7) ......         4,130         44,880         51,783             83        (23,522)

(1) Financial and operating data combine the historical results of various legal entities (the "Predecessor Entities") that became subsidiaries of Harborside Healthcare Corporation (the "Company") through a reorganization (the "Reorganization") that occurred immediately prior to the Company's initial public offering on June 14, 1996 (the "IPO"). Prior to the Reorganization, the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. A pro forma income tax expense has been reflected for periods presented, prior to the IPO, as if the Company had always owned the Predecessor Entities.
(2) Through the IPO, the Company issued 3,600,000 shares of common stock. Pro forma net income per share for 1995 is calculated based on the 4,400,000 shares of common stock issued through the Reorganization. For 1996 the calculation is based upon 4,400,000 shares outstanding for the entire year and the appropriate weighting for shares issued through the IPO.
(3) Includes two managed facilities with 178 licensed beds in 1997 and one managed facility with 106 licensed beds in 1998 and 1999.
(4) "Average occupancy rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the Company excluding managed facilities.
(5) "Patient Days" includes billed bed days for the facilities operated by the Company excluding billed bed days of managed facilities and the one facility accounted for using the equity method.
(6) Consists primarily of revenues derived from private pay individuals, managed care organizations, HMO's, hospice programs, commercial insurers, management fees from managed facilities, and through September 1999, rehabilitation therapy revenues from non-affiliated facilities.
(7) In accordance with Securities and Exchange Commission requirements, the book value of the Company's Exchangeable Preferred Stock is excluded from total stockholders' equity. As of December 31, 1998 and 1999, the book value of the Company's Exchangeable Preferred Stock was $42,293,000 and $48,277,000, respectively.

ITEM 7.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

  Harborside Healthcare Corporation, ("Harborside" or the "Company") is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England
(Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of December 31, 1999, the Company operated 50 facilities (22 owned, 27 leased and one managed) with a total of 6,124 licensed beds. As described in Note A to the audited consolidated financial statements of the Company included elsewhere in this filing, the Company accounts for its investment in one of its owned facilities using the equity method. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Through September 1999, the Company also provided rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary. During the third quarter of 1999, the Company terminated its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities. (See Note P to the Company's consolidated financial statements included elsewhere in this report).

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

  On  April  15,  1998,  Harborside  entered  into a  Merger  Agreement  with HH
Acquisition Corp. ("MergerCo"), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the "New Investors"). On August 11, 1998, MergerCo merged with and into Harborside, with Harborside Healthcare Corporation as the surviving corporation. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of Harborside. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the merger, Harborside shares were de-listed from the New York Stock Exchange.

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

  In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes ("Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock ("Preferred Stock") mandatorily redeemable in 2010. In connection with the merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter of 1998, Harborside recorded a charge to income from operations of approximately $37 million (approximately $29 million after taxes) for direct and other costs related to the Merger transaction. In connection with the merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases.

REVENUES

  The Company's total net revenues include net patient service revenues, and beginning in 1995, rehabilitation therapy service revenues from contracts with non-affiliated long-term care facilities until the third quarter of 1999 when these contracts were terminated. (See Note P to the Company's consolidated financial statements included elsewhere in this report). The Company derives its net patient service revenues primarily from private pay sources, the federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company's total net revenues are influenced by a number of factors, including: (i) the licensed bed capacity of its facilities; (ii) the occupancy rates; (iii) the payor mix of its facilities and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid); and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements.

  The table set forth below identifies the percentage of the Company's total net revenues attributable to each of its payor sources for each of the periods indicated. The increase in Medicaid revenues as a percentage of total net revenues during fiscal 1999 is primarily the result of a decrease in Medicare revenues as a result of the implementation of the new Medicare Prospective Payment System ("PPS") effective January 1, 1999, as well as a decrease in other revenues derived from contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. Implementation of PPS was effective for all of the Company's facilities beginning January 1, 1999 and caused the Company's average Part A per diem rate to decrease from $397 per day in 1998 to $286 per day in 1999. During the third quarter of 1999, the Company terminated its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities.

                        TOTAL NET REVENUES (1)

                      1997      1998      1999
                    ------    ------    ------


Private and other     34.1%     30.2%     28.9%
Medicare ........     25.9      27.7      21.8
Medicaid ........     40.0      42.1      49.3
                    ------    ------    ------
  Total .........    100.0%    100.0%    100.0%
                    ======    ======    ======

(1) Total net revenues exclude net revenues of the Larkin Chase Center which is owned by Bowie Center Limited Partnership ("Bowie L.P."). The Company owns a 75% partnership interest in Bowie L.P. but records its investment in Bowie L.P. using the equity method of accounting. See Note A to the Company's consolidated financial statements included elsewhere in this filing.

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

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

 Total Net Revenues. Total net revenues decreased by $10,429,000 or 3.4%, from $311,044,000 in 1998 to $300,615,000 in 1999. The reduction in total revenues from 1998 to 1999 was primarily the result of lower occupancy and lower average revenues per patient day at the Company's facilities and the termination of the Company's contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. These factors were partially offset by increased revenues from facilities acquired by the Company in 1998 and operated by the Company during all of 1999. The Company's revenues increased by $2,115,000 as a result of the acquisition of two North Toledo facilities (the "North Toledo Facilities") on April 1, 1998; $4,738,000 from the acquisition of two Rhode Island facilities (the "Rhode Island Facilities") on May 8, 1998, and $7,571,000 from the acquisition of two Danbury, Connecticut facilities (the "Danbury Facilities") on December 1, 1998. The average occupancy rate at all of the Company's facilities decreased from 92.3% for the year ended December 31, 1998 to 90.9% for the year ended December 31, 1999. Average net patient service revenues per patient day at "same store" facilities decreased from $159.74 for the year ended December 31, 1998 to $153.08 for the year ended December 31, 1999. This decrease in average net patient service revenues per patient day was a result of the implementation of the new Medicare Prospective Payment System ("PPS") which became effective at all of the Company's facilities on January 1, 1999. Implementation of PPS caused the Company's average Medicare Part A per diem rate to decrease from $397 per Medicare patient day for the year ended December 31, 1998 to $286 per Medicare patient day for the year ended December 31, 1999. For the year ended December 31, 1999, the Company also experienced reduced revenues generated through the provision of Medicare Part B services to residents at its facilities. This reduction was due partially to lower productivity by Company therapists during the first quarter as they adjusted to the newly implemented Medicare reimbursement system. Additionally, PPS established certain annual per patient limitations on the amount of Part B therapy that is reimbursable through the Medicare program. Management believes that the introduction of these annual limits resulted in reduced revenues for the year ended December 31, 1999 as affected parties adapted to the new regulatory environment. Implementation of PPS also caused a decrease in revenues generated by providing rehabilitation therapy services to non-affiliated long-term care facilities. In response to reduced reimbursement from the Medicare program, non-affiliated facilities reduced the amount of therapy services provided at their facilities. Additionally, during the third quarter of 1999, the Company terminated its contracts to provide rehabilitation therapy services at non-affiliated facilities. The Company's quality mix of private, Medicare and insurance revenues was 57.9% for the year ended December 31, 1998 as compared to 50.7% during the same period of 1999. This decrease in quality mix of revenues was primarily the result of the decrease in Medicare revenues caused by the implementation of PPS.

  Facility Operating Expenses. Facility operating expenses increased by $2,795,000, or 1.1%, from $246,000,000 in 1998 to $248,795,000 in 1999. Of this increase, $1,758,000 was due to the operations of the North Toledo Facilities, $4,300,000 was due to the operations of the Rhode Island Facilities, and $6,242,000 was due to the operations of the Danbury Facilities. These increases in operating expenses were substantially offset by reductions in expenses at "same store" facilities in 1999, which were initiated by management in response to the revenue decline noted above. Expense reductions included wage and staffing reductions related to the delivery of rehabilitative therapy services, reduced indirect nursing support and the renegotiation of vendor contracts. The Company experienced an increased reliance on outside nurse agency personnel in 1999, which offset the effects of some of these savings. Outside nurse agency personnel are more costly than the Company's employees; however, their use is necessary to maintain adequate staffing levels in the Company's facilities when the Company cannot recruit or retain sufficient employees. Strong economic conditions in the Company's markets in 1999 made it difficult to maintain or expand the Company's employee base.

 General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $2,386,000 or 15.5%, from $15,422,000 in 1998 to $17,808,000 in 1999. As a percentage of total net revenues, general and administrative expenses increased from 5.0% in 1998 to 5.9% in 1999. This increase resulted from an increase in salaries, consulting and other related expenses associated with the development of the Company's data processing capabilities, efforts to streamline the Company's business processes, training initiatives supporting facility-based personnel, and increased legal expenses. The Company reimburses a former affiliate for certain data processing and administrative services provided to the Company. During 1998, such reimbursements totaled $1,291,000 as compared to $1,173,000 in 1999.

  Amortization of Prepaid Management Fees. Amortization of prepaid management fees (paid in connection with the Merger) was $500,000 in 1998 as compared to $1,200,000 in 1999. (See Note O to the Company's consolidated financial statements included elsewhere in this report).

  Depreciation and Amortization. Depreciation and amortization increased by $3,899,000 from $6,350,000 in 1998 to $10,249,000 in 1999 primarily due to the amortization of costs related to the leveraged recapitalization and the exercise of purchase options for seven facilities which were financed through synthetic leases prior to the leveraged recapitalization. The exercise of these purchase options was funded through financing arranged in connection with the leveraged recapitalization.

  Facility Rent. Facility rent expense decreased by $18,000 from $22,412,000 in 1998 to $22,394,000 in 1999. The decrease in rent expense is the result of a reduction in rent expense related to the exercise of purchase options on previously leased facilities partially offset by the acquisition of the Danbury Facilities by means of a synthetic lease.

  Restructuring Costs. In connection with restructuring the Company's therapy services business, the Company incurred restructuring costs of $5,745,000 during the third quarter of 1999. (See Note P to the Company's consolidated financial statements included elsewhere in this report).

  Interest Expense, net. Interest expense, net, increased from $11,271,000 in 1998 to $20,895,000 in 1999. This net increase is primarily due to the issuance of $99,500,000 of 11% Senior Subordinated Discount Notes (the "Discount Notes") during the third quarter of 1998 in connection with the leveraged recapitalization, as well as increased utilization of the Company's revolving credit facility in 1999. The interest associated with the Discount Notes accretes until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004.

   Income Tax Benefit. As a result of the losses incurred in 1998 and 1999, income tax benefits of $5,020,000 and $10,304,000, respectively, were recognized for those years.

  Net Loss. Net loss was $17,601,000 in 1999 as compared to a loss of $24,187,000 in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Total Net Revenues. Total net revenues increased by $89,267,000 or 40.3%, from $221,777,000 in 1997 to $311,044,000 in 1998. This increase resulted primarily from the acquisition of the Harford Gardens facility on March 1, 1997, four Massachusetts facilities (the "Massachusetts Facilities") on August 1, 1997, three Dayton, Ohio facilities (the "Dayton Facilities") on September 1, 1997, the five Connecticut facilities (the "Connecticut Facilities") on December 1, 1997, two North Toledo, Ohio facilities (the "North Toledo Facilities") on April 1, 1998, two Rhode Island facilities (the "Rhode Island Facilities") on May 8, 1998 and two Danbury, Connecticut facilities (the "Danbury Facilities") on December 1, 1998. Of such increase, $1,022,000, or 1.1% of the increase, resulted from the operation of the Harford Gardens facility; $11,986,000, or 13.4% of the increase, resulted from the operation of the Massachusetts Facilities; $10,758,000, or 12.1% of the increase, resulted from the operation of the Dayton Facilities; $43,916,000, or 49.2% of the increase, resulted from the operation of the Connecticut Facilities; $8,469,000; or 9.5% of the increase, resulted from the operation of the North Toledo Facilities; $7,626,000, or 8.5% of the increase, resulted from the operation of the Rhode Island Facilities; and $692,000, or 0.8% of this increase, resulted from the operation of the Danbury Facilities. Revenues generated by providing rehabilitation therapy services to non-affiliated long-term care facilities decreased by $2,671,000, from $17,628,000 in 1997 to $14,957,000 in 1998. The remaining $7,469,000, or 8.4% of such increase, was largely attributable to higher average net patient service revenues per patient day at the Company's "same store" facilities, primarily resulting from increased levels of care provided to patients with medically complex conditions. Average net patient service revenues per patient day at "same store" facilities increased by 3.0% from $150.85 in 1997 to $155.44 in 1998. Contributing to the increase in total net revenues was an increase in occupancy at "same store" facilities from 92.0% in 1997 to 92.3% in 1998. The average occupancy rate at all of the Company's facilities was 92.3% in 1997 and 1998. The Company's quality mix of private, Medicare and insurance revenues was 60.0% for the year ended December 31, 1997 as compared to 57.9% for the year ended December 31, 1998. The decrease in the quality mix percentage was primarily due to dilution resulting from the acquisition of new facilities.

  Facility Operating Expenses. Facility operating expenses increased by $69,596,000 or 39.5%, from $176,404,000 in 1997 to $246,000,000 in 1998. The operation of the Harford Gardens facility accounted for $1,659,000, or 2.4% of this increase; the operation of the Massachusetts Facilities accounted for $10,959,000, or 15.8% of this increase; the operation of the Dayton Facilities accounted for $7,881,000, or 11.3% of this increase; the operation of the Connecticut Facilities accounted for $35,308,000, or 50.7% of this increase; the operation of the North Toledo Facilities accounted for $6,653,000 or 9.6% of this increase; the operation of the Rhode Island Facilities accounted for $6,741,000 or 9.7%; of this increase and the operation of the Danbury Facilities accounted for $479,000 or 0.7% of this increase. Operating expenses associated with rehabilitation therapy services provided to non-affiliated long-term care facilities decreased as a result of fewer therapy contracts. Operating expenses associated with these contracts decreased by $6,795,000 from 1997 to 1998. The decrease in contracts resulted from the Company's decision to eliminate low profit contracts. The remaining $6,711,000 increase in facility operating expenses was primarily due to increases in the costs of labor, medical supplies and rehabilitation therapy services purchased from third-parties at "same store" facilities.

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

  Amortization of Prepaid Management Fees. Amortization of prepaid management fees (paid in connection with the Merger) was $500,000 in 1998. (See Note O to the Company's consolidated financial statements included elsewhere in this report).

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

  Interest Expense, net. Interest expense, net, increased from $5,853,000 in 1997 to $11,271,000 in 1998. This increase is primarily due to the issuance of $99,500,000 of 11.0% Senior Subordinated Discount Notes in connection with the Merger. The interest associated with these notes accretes until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004.

   Income Taxes (Benefit). As a result of the loss incurred in 1998, an income tax benefit of $5,020,000 was recognized for that year as compared to income tax expense of $4,347,000 for 1997.

  Net Income (Loss). Net income was $6,803,000 in 1997 as compared to a loss of $24,187,000 in 1998

LIQUIDITY AND CAPITAL RESOURCES

 The Company's primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. The Company has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under a credit facility. In addition, in 1996 the Company financed the acquisition of four facilities located in Ohio by means of leases which are accounted for as capital leases for financial reporting purposes. The Company's existing leased facilities are leased from either the owner of the facilities, from a real estate investment trust which has purchased the facilities from the owner, or through synthetic lease borrowings. The Company's existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed purchase option price which the Company believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing the Company to realize the value appreciation of the facility while maintaining financial flexibility.

  In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the "Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the "Preferred Stock") mandatorily redeemable in 2010. Interest on the Discount Notes accretes at 11% per annum until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004. Dividends on the Preferred Stock are payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends may only be paid in cash. The Company also entered into a new $250 million collateralized credit facility (the "New Credit Facility"). The terms of the New Credit Facility provide up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that converts to a term loan on an annual basis on each anniversary of the closing. During the first four years of the facility, any or all of the full $250 million of availability under the facility may be used for synthetic lease financings. Proceeds of loans under the facility may be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company's leverage ratio) at the election of the Company. The New Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of EBITDA.

  As noted above, the Company, through a wholly-owned limited partnership, leases and operates four facilities in Ohio (the "Cleveland Facilities") which it acquired in 1996 through capital leases. Each lease is guaranteed by the Company. The guaranty provides that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters is an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. As a result of this restructuring charge, the Company's consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, as a result of which the Company would have been in default under each of these leases and could have faced the loss of these operations. Such a default could also have triggered cross-defaults under the Company's other lease and debt obligations. In December of 1999, the Company paid $5 million to the landlord of the Cleveland Facilities and obtained an option (the "New Option") to acquire these facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The Company already held an option to acquire these facilities during a limited period beginning July 1, 2001. The New Option allows the Company to exercise its right to purchase the Cleveland Facilities as of the date of the New Option. If the Company does not exercise the New Option by March 31, 2000, but has taken certain steps to obtain financing for this acquisition (as detailed in the agreement), the Company may extend its right to exercise the New Option until June 30, 2000, with closing required prior to December 31, 2000. The New Option provides a waiver of the net worth requirement until the earlier of the lapse of the New Option or December 31, 2000. The Company intends to extend the New Option through June 30, 2000 and exercise the New Option by June 30, 2000. The Company then intends to assign its purchase rights to an affiliate of Investcorp and enter into an operating lease of the Cleveland Facilities by December 31, 2000. The $5 million payment made to obtain the New Option will be applied to the purchase price of the facilities, or forfeited if the acquisition is not completed. If the Company cannot complete the refinancing of the Cleveland Facilities by December 31, 2000, the Company would also be required to make an additional payment of $3,000,000 to the landlord, and the Company could potentially face the loss of the Cleveland Facilities. Although no assurances can be given in this regard, the Company believes that it will be able to complete the refinancing of the Cleveland Facilities within the required time period.

   During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. The Company's reduced level of EBITDA during the first quarter of 1999 was attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company's facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long-term care centers and a reduction in revenues from the provision of Medicare Part B services at the Company's own facilities. In response, during the first quarter of 1999, the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support), renegotiation of vendor contracts and ongoing efforts to reduce the Company's reliance on outside nurse agency personnel. All of the staffing reductions were implemented, on or prior to, April 1, 1999. Effective March 30, 1999, the Company obtained an amendment to the New Credit Facility which limits borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. Access to additional borrowings for acquisitions and general corporate purposes under the New Credit Facility are permitted to the extent the Company achieves certain financial targets. The amendment allows the Company access to the entire $250 million facility if the Company's operating performance returns to the level of compliance contemplated by the original financial covenants. As of December 31, 1999, total borrowings under the New Credit Facility (exclusive of undrawn letters of credit outstanding as of March 30, 1999) were approximately $49,483,000 and consisted of $32,750,000 of revolver loans, $13,700,000 of synthetic leasing loans and $3,033,000 of undrawn letters of credit issued after March 30, 1999. As of December 31, 1999, the Company had approximately
$9,000,000 of funding available under the New Credit Facility and was in compliance with the financial covenants of the New Credit Facility.

  The Company's operating activities in 1998 used net cash of $39,447,000 as compared to providing net cash of $752,000 in 1999, an improvement of $40,199,000. The improvement in cash flows from operations was the result of a lower net loss and higher levels of non-cash expenses in 1999, including depreciation, amortization and accretion of interest on the Company's Discount Notes. Additionally, the Company was required to prepay a five-year $6,000,000 management fee in 1998 and also experienced a $17,530,000 increase in accounts receivable during 1998. In comparison, the Company's accounts receivable balance as of December 31, 1999 was approximately equal to the prior year balance, and the prepaid management fee is being amortized as a non-cash expense over the related five year period.

  Net cash used by investing activities was $78,664,000 during 1998 as compared to $20,762,000 used in 1999. The primary use of cash for investing purposes during 1998 was to fund the payment of deferred financing fees and the addition of property and equipment in connection with the exercise of certain options to purchase long-term care facilities, which had been financed through synthetic leases prior to the leveraged recapitalization. The primary use of cash for investing purposes during 1999 was to fund additions to property and equipment associated with the maintenance of the Company's existing facilities and the development of its data processing capabilities. As discussed above, the Company also paid $5,000,000 to the landlord of the Cleveland Facilities in order to obtain the New Option.

  Net cash provided by financing activities was $110,260,000 in 1998 as compared to $20,500,000 provided in 1999. During 1998, the New Investors made cash equity contributions of $165 million ($158.5 million, net of issuance costs) to MergerCo prior to its merger with and into Harborside. During 1998, these funds, as well as the proceeds from the issuance of the Discount Notes and the Preferred Stock, and borrowings totaling $12,750,000 under the New Credit Facility were used to purchase shares of the Company's common stock not retained by shareholders subsequent to the Merger and to repay the outstanding balance on the previous credit facility. The Company acquired 7,349,832 shares of its common stock for cash payments aggregating approximately $184 million during 1998. During 1999, the Company borrowed $20,000,000 under the New Credit Facility to fund its operations. The Company has not drawn on the facility since July 7, 1999. As discussed above, the Company borrowed $5 million from an affiliate of Investcorp S.A..

     In addition to the Discount Notes, as of December 31, 1999, the Company had two mortgage loans outstanding totaling $17,648,000 and $32,750,000 in advances on its New Credit Facility. One mortgage loan had an outstanding principal balance of $16,110,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during the twelve-month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,538,000 at December 31, 1999, of which $1,338,000 is due in 2010.

  Harborside expects that its capital expenditures for 2000, excluding acquisitions of new long-term care facilities, will aggregate approximately $4,200,000. Harborside's expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed with borrowings under the New Credit Facility, direct operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future.

  On November 29, 1999, the "Consolidated Appropriations Act (the"CAA") was signed into law. The CAA was designed to mitigate some of the effects of the BBA. The CAA allowed skilled nursing facilities to elect transition to the full federal per diem rate at the beginning of their cost reporting periods for cost periods beginning on or after January 1, 2000. Using the election allowed by the CAA, the Company chose to move fourteen facilities to the full federal per diem rate effective January 1, 2000. As a result, the Company now uses the full federal per diem rate to calculate Medicare revenue at twenty-three of its skilled nursing facilities. Additionally, the CAA will temporarily increase the federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. These increased rates will stay in effect until the later of (a) October 1, 2000 or (b) the date HCFA implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The CAA also provides for a four percent increase in the federal per diem rates for all acuity categories for a two-year period beginning October 1, 2000. The CAA also excluded costs for certain supplies and services that were formerly required to be reimbursed by a skilled nursing facility's PPS rate. The CAA also eliminated the annual provider limitations on Part B therapy charges per beneficiary for fiscal 2000 and 2001. As a result of the number of variables involved (including facility specific occupancy, the acuity distribution of Medicare patients, and the length of time the temporary increases in the federal per diem rate stay in effect), the Company cannot at this time accurately quantify the dollar impact of the CAA on the Company's financial positions or the results of its operations.

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

THE YEAR 2000 ISSUE

  The Company undertook a comprehensive effort to evaluate and address risks that could have arisen in connection with the inability of computer programs to recognize dates that followed December 31, 1999 (the "Year 2000 Issue"). The Company has not observed any significant problems with its information technology systems or equipment. The Company has noted no problems with similar systems operated by third parties doing business with the Company, including its suppliers, state Medicaid agencies and fiscal intermediaries responsible for administering payments on behalf of the Medicare program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES:
Report of Independent Accountants........................................     25
Consolidated Balance Sheets as of December 31, 1998 and 1999.............     26
Consolidated Statements of Operations for the years ended December 31,
 1997, 1998 and 1999.....................................................     27
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 for the years ended December 31, 1997, 1998 and 1999....................     28
Consolidated Statements of Cash Flows for the years ended December 31,
1997, 1998 and 1999......................................................     29
Notes to Consolidated Financial Statements...............................     30

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Harborside Healthcare Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Harborside Healthcare Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 16, 2000

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)

                               AS OF DECEMBER 31,

                                                                                        1998         1999
                                                                                   ---------    ---------
        ASSETS
Current assets:

  Cash and cash equivalents ....................................................   $     896    $   1,386
  Accounts receivable, net of allowances for doubtful
     accounts of $2,864 and $3,098 respectively ................................      49,946       50,168
  Prepaid expenses and other ...................................................      10,934       19,940
  Prepaid income taxes .........................................................       3,873        2,608
  Deferred income taxes (Note K) ...............................................       4,084        2,400
                                                                                   ---------    ---------
    Total current assets .......................................................      69,733       76,502

Restricted cash (Note C) .......................................................       2,110        2,420
Property and equipment, net (Note D) ...........................................     160,504      166,326
Deferred financing and other non-current assets, net (Note E) ..................      18,173       15,546
Other assets, net (Note O) .....................................................       4,300        3,100
Note receivable (Note F) .......................................................       7,487        7,487
Deferred income taxes (Note K) .................................................       2,229       11,852
                                                                                   ---------    ---------
    Total assets ...............................................................   $ 264,536     $283,233
                                                                                   =========    =========

        LIABILITIES
Current liabilities:
  Current maturities of long-term debt (Note H) ................................   $     207    $     227
  Current portion of capital lease obligation (Note I) .........................       4,278        4,633
  Note payable to affiliate (Note O) ...........................................        --          5,000
  Accounts payable .............................................................       7,401        9,328
  Employee compensation and benefits ...........................................      13,220       14,021
  Other accrued liabilities ....................................................       7,485        5,508
  Accrued interest .............................................................          62          572
  Current portion of deferred income ...........................................         677          677
                                                                                   ---------    ---------
    Total current liabilities ..................................................      33,330       39,966

Long-term portion of deferred income (Note G) ..................................       3,104        2,427
Long-term debt (Note H) ........................................................     134,473      166,018
Long-term portion of capital lease obligation (Note I) .........................      51,253       50,067
                                                                                   ---------    ---------
    Total liabilities ..........................................................     222,160      258,478
                                                                                   ---------    ---------

Commitments and contingencies (Notes G and M)

Exchangeable  preferred  stock,  redeemable,  $.01 par value with a  liquidation value of $1,000 per share; 500,000 shares authorized; 42,293 and
  48,277 issued and outstanding, respectively (Note L) .........................      42,293       48,277
                                                                                   ---------    ---------

        STOCKHOLDERS' EQUITY (DEFICIT) (Note L)
Common stock, $.01 par value, 19,000,000 shares
 authorized, 7,261,332 shares issued and outstanding ...........................         146          146
Additional paid-in capital .....................................................     204,607      198,603
Less common stock in treasury, at cost, 7,349,832 shares .......................    (183,746)    (183,746)
Accumulated deficit ............................................................     (20,924)     (38,525)
                                                                                   ---------    ---------
    Total stockholders' equity (deficit) .......................................          83      (23,522)
                                                                                   ---------    ---------
 Total liabilities and stockholders' equity (deficit) ..........................   $ 264,536    $ 283,233
                                                                                   =========    =========









         The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                        FOR THE YEARS ENDED DECEMBER 31,

                                                         1997         1998       1999
                                                      ---------    ---------    -------


Total net revenues ................................   $ 221,777   $ 311,044    $ 300,615
                                                      ---------    ---------    --------

Expenses:
  Facility operating ..............................     176,404     246,000      248,795
  General and administrative ......................      10,953      15,422       17,808
  Service charges paid to former affiliate (Note O)         708       1,291        1,173
  Amortization of prepaid management fee (Note O) .        --           500        1,200
  Depreciation and amortization ...................       4,074       6,350       10,249
  Facility rent ...................................      12,446      22,412       22,394
  Merger costs (Note B) ...........................        --        37,172         --
  Restructuring costs (Note P) ....................        --          --          5,745
                                                      ---------    ---------   ---------
   Total expenses .................................     204,585     329,147      307,364
                                                      ---------    ---------   ---------

 Income (loss) from operations ....................      17,192     (18,103)      (6,749)

Other:
Interest expense, net .............................       5,853      11,271       20,895
  Other expense (income) ..........................         189        (167)         261
                                                      ---------    ---------   ---------
Income (loss) before income taxes .................      11,150     (29,207)     (27,905)

Income tax expense (benefit) (Note K) .............       4,347      (5,020)     (10,304)
                                                      ---------    ---------   ---------

Net income (loss) .................................       6,803     (24,187)     (17,601)

Preferred stock dividends .........................        --        (2,296)      (6,004)
                                                      ---------    ---------   ---------
Earnings (loss) available for common shares........   $   6,803    $(26,483)   $ (23,605)
                                                      =========    =========   =========

Earnings (loss) per common share (Note L):
         Basic ....................................   $    0.85    $  (3.42)   $   (3.25)
                                                      =========    =========   =========
         Diluted ..................................   $    0.84    $  (3.42)   $   (3.25)
                                                      =========    =========   =========


         The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (dollars in thousands)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 and 1999


                                                                       Additional
                                                             Common    Paid-in     Treasury      Accumulated
                                                             Stock     Capital        Stock      Deficit        Total
                                                            ---------  ---------    --------     ---------    ---------

Stockholders' equity, December 31, 1996 ................   $      80   $  48,340         --      $  (3,540)   $  44,880

Net income for the year ended December 31, 1997 ........        --          --           --          6,803        6,803
Exercise of stock options ..............................        --           100         --           --            100
                                                            ---------  ---------    --------     ---------    ---------

Stockholders' equity, December 31, 1997 ................          80      48,440         --          3,263       51,783

Net loss for the year ended December 31, 1998 ..........        --          --           --        (24,187)     (24,187)

Exercise of stock options ..............................        --            29         --           --             29

Issuance of common stock, net (6,600,000 shares) .......          66     158,434         --           --        158,500

Purchase of treasury stock (7,349,832 shares) ..........        --          --      $(183,746)        --       (183,746)

Preferred stock dividends ..............................        --        (2,296)        --           --         (2,296)
                                                            ---------  ---------    ---------    ---------    ---------

Stockholders' equity, December 31, 1998 ................         146     204,607     (183,746)     (20,924)          83

Net loss for the year ended December 31, 1999 ..........        --          --           --        (17,601)     (17,601)

Preferred stock dividends ..............................        --        (6,004)        --           --         (6,004)
                                                           ---------   ---------    ---------    ---------    ---------

Stockholders' equity (deficit), December 31, 1999  .....   $     146   $ 198,603    $(183,746)   $ (38,525)   $ (23,522)
                                                           =========   =========    =========    =========    =========







         The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (dollars in thousands)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                    1997        1998         1999
                                                                ---------    ---------    ---------
Operating activities:
Net income (loss) ..............................................$   6,803    $ (24,187)   $ (17,601)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
Depreciation of property and equipment .........................    3,589        4,973        7,173
Amortization of deferred financing and other
 non-current assets ............................................      485        1,377        3,076
             Amortization of prepaid management fee ............     --            500        1,200
Amortization of deferred income ................................     (449)        (550)        (677)
Prepayment of management fees ..................................     --         (6,000)        --
Accretion of senior subordinated discount notes ................     --          4,583       11,771
Amortization of loan costs
  and fees (included in rental and interest expense) ...........      257           56          156
Accretion of interest on capital lease obligation ..............    2,952        3,185        3,443
Non-cash restructuring charge ..................................     --           --          1,852
Merger costs not requiring cash ................................     --           (350)        --
                                                                 ---------    ---------    ---------
                                                                   13,637      (16,413)      10,393
Changes in operating assets and liabilities:
 (Increase) in accounts receivable .............................   (9,432)     (17,530)        (222)
 (Increase) in prepaid expenses and other ......................   (2,885)      (3,202)      (4,006)
 (Increase) in deferred income taxes ...........................     (265)      (4,092)      (7,939)
 Increase in accounts payable ..................................    1,264          126        1,927
 Increase in employee compensation and benefits ................    2,102        2,479          801
 Increase (decrease) in accrued interest .......................      232         (189)         510
 Increase (decrease) in other accrued liabilities ..............    2,240        3,068       (1,977)
 Increase (decrease) in income taxes payable ...................   (1,272)      (3,694)       1,265
                                                                ---------    ---------    ---------
  Net cash provided (used) by operating activities .............    5,621      (39,447)         752
                                                                ---------    ---------    ---------

Investing activities:
 Additions to property and equipment ...........................   (5,274)     (68,605)     (13,197)
 Additions to deferred financing and other
  non-current assets ...........................................   (6,301)     (13,494)      (2,255)
 Transfers (to) from restricted cash, net ......................   (1,794)       3,435         (310)
 Payment of purchase deposit ...................................     --           --         (5,000)
 Receipt of note receivable ....................................   (7,487)        --           --
 Repayment of demand note from limited partnership .............    1,369         --           --
                                                                 ---------   ---------    ---------
  Net cash used by investing activities ........................  (19,487)     (78,664)     (20,762)
                                                                ---------    ---------    ---------

Financing activities:
 Borrowings under revolving line of credit .....................   15,600       17,150       20,000
 Issuance of note payable to affiliate .........................     --           --          5,000
 Repaid on revolving line of credit ............................     --        (20,000)        --
 Payment of long-term debt .....................................     (166)        (191)        (206)
 Proceeds from issuance of senior subordinated discount notes ..     --         99,493         --
 Proceeds from issuance of exchangeable preferred stock ........     --         40,000         --
 Purchase of treasury stock ....................................     --       (183,746)        --
 Proceeds from sale of common stock ............................     --        158,500         --
 Principal payments of capital lease obligation ................   (3,944)      (3,939)      (4,274)
 Receipt of cash in connection with lease ......................    1,301        2,964         --
 Dividends paid on exchangeable preferred stock ................     --           --            (20)
 Exercise of stock options .....................................      100           29         --
                                                                ---------    ---------    ---------
  Net cash provided by financing activities ....................   12,891      110,260       20,500
                                                                ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ...........     (975)      (7,851)         490
Cash and cash equivalents, beginning of year ...................    9,722        8,747          896
                                                                ---------    ---------    ---------
Cash and cash equivalents, end of year .........................$   8,747    $     896    $   1,386
                                                                =========    =========    =========

Supplemental Disclosure:
  Interest paid ................................................$   3,371    $   3,636    $   5,911
  Income taxes paid ............................................$   5,783    $   3,047    $     243
  Accretion of preferred dividends..............................$       -    $   2,293    $   5,584










         The accompanying notes are an integral part of the consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. NATURE OF BUSINESS

  Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and, until September 1999, provided rehabilitation therapy services to non-affiliated long-term care facilities (See Note P). As of December 31, 1999, the Company owned twenty-two facilities, operated twenty-seven additional facilities under various leases and managed one facility. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

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

  On April 15, 1998, the Company entered into a Merger Agreement (the "Merger") with HH Acquisition Corp. ("MergerCo"), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the "New Investors"). The New Investors made common equity cash contributions totaling $165 million ($158.5 million, net of issuance costs). On August 11, 1998, MergerCo merged with and into the Company, with Harborside Healthcare Corporation as the surviving corporation. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of the Company. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the Merger, the Company's shares were de-listed from the New York Stock Exchange.

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

  In connection with the transaction and prior to the Merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes ("Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock ("Preferred Stock") mandatorily redeemable in 2010. In connection with the Merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter of 1998, Harborside recorded a charge to income from operations of $37 million ($29 million after taxes) for direct and other costs related to the Merger transaction. In connection with the Merger and the related refinancings, the Company exercised purchase options for seven facilities which had been previously financed through synthetic leases.

C. SIGNIFICANT ACCOUNTING POLICIES

  The Company uses the following accounting policies for financial reporting purposes:

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Total Net Revenues

  Total net revenues include net patient service revenues, management fees from managed facilities and the facility accounted for using the equity method, and, through September 1999, rehabilitation therapy service revenues from contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities.

  Net patient service revenues payable by patients at the Company's facilities are recorded at established billing rates. Net patient service revenues to be reimbursed by contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third-party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid are determined by filing cost reports which are then audited and generally retroactively adjusted by the payor. Legislative changes to state or Federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third-party payors, which could materially and adversely affect the Company, are reflected in operations at the time of the adjustment or settlement. Beginning on January 1, 1999, all of the Company's facilities which participate in the Medicare program began to be reimbursed in accordance with the provisions of the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act provides for the reimbursement of Medicare funded skilled nursing facility services through a Prospective Payment System which when fully implemented will reimburse the Company's facilities based upon a per diem rate adjusted for the acuity of each patient and the geographic location of each facility. Accounts receivable, net, at December 31, 1998 and 1999 includes $22,388,000 and $12,838,000, respectively, of estimated settlements due from third-party payors and $8,445,000 and $4,465,000, respectively, of estimated settlements due to third-party payors.

Prior to the effective date of the Balanced Budget Act, direct and allocated indirect costs reimbursed under the Medicare program were subject to regional limits. The Company's costs generally exceeded those limits and accordingly, the Company was required to submit exception requests to recover such excess costs. The Company believes it will be successful in collecting these receivables, however, the failure to recover these costs in the future could materially and adversely affect the Company.

 Concentrations

  A significant portion of the Company's revenues are derived from the Medicare and Medicaid programs. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to long-term care facilities under these programs. Approximately 66%, 70%, and 71% of the Company's net revenues in the years ended December 31, 1997, 1998 and 1999, respectively, are from the Company's participation in the Medicare and Medicaid programs. As of December 31, 1998 and 1999, $26,461,000 and $29,774,000, respectively, of net accounts receivable were due from the Medicare and Medicaid programs.

 Facility Operating Expenses

  Facility operating expenses include expenses associated with the normal operations of a long-term care facility. The majority of these costs consist of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include: the cost of rehabilitation therapies, medical and pharmacy supplies, food and utilities. Through September 1999, facility operating expenses included expenses associated with rehabilitation therapy services rendered by the Company under contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. (See Note P to the Company's consolidated financial statements included elsewhere in this report).

 Provision for Doubtful Accounts

  Provisions for uncollectible accounts receivable of $1,188,000, $1,418,000 and $1,655,000 are included in facility operating expenses for the years ended December 31, 1997, 1998 and 1999, respectively. Individual patient accounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

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

Property and Equipment

  Property and equipment are stated at cost. Expenditures that extend the lives of affected assets are capitalized, while maintenance and repairs are charged to expense as incurred. Upon the retirement or sale of an asset, the cost of the asset and any related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is included in net income (loss).

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

Deferred Financing and Other Non-Current Assets

  Deferred  financing  costs  consist of costs  incurred in obtaining  financing
(primarily loans and facility leases). These costs are amortized using the straight-line method (which approximates the interest method) over the term of the related financial obligation (See Notes E and H).

  In connection with each of its acquisitions, the Company reviewed the assets of the acquired facility and assessed its relative fair value in comparison to the purchase price. Covenants not-to-compete are being amortized using the straight-line method over the period during which competition is restricted. Goodwill resulted from the acquisition of certain assets for which the negotiated purchase prices exceeded the allocations of the fair market value of identifiable assets. The Company's policy is to evaluate each acquisition separately and identify an appropriate amortization period for goodwill based on the acquired property's characteristics. Goodwill is amortized using the straight-line method over a 15 to 40 year period.

Assessment of Long-Lived Assets

  The Company periodically reviews the carrying value of its long-lived assets (primarily property and equipment and deferred financing and other non-current assets) to assess the recoverability of these assets; any impairments would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values included in appraisals of its facilities, which have periodically been obtained in connection with various financial arrangements. The Company has not recognized any adjustments as a result of these assessments except for those noted with regard to the termination of the Company's contract therapy business (See Note P).

 Cash and Cash Equivalents

  Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of their acquisition by the Company.

  Restricted Cash

  Restricted cash consists of cash set aside in escrow accounts as required by several of the Company's leases and other financing arrangements.

  Income Taxes

  The Company determines deferred taxes in accordance with Statement of Accounting Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the assets or liabilities from period to period.

  Reclassification of Prior Period Amounts

  Certain amounts have been reclassified to conform with the 1999 presentation.

 New Accounting Pronouncements

  The Financial Accounting Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) as amended, which is effective for financial statements issued for periods beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect SFAS No. 133 to have an effect on the financial statements as the Company currently has no derivative financial instruments.

D. PROPERTY AND EQUIPMENT

  The Company's property and equipment are stated at cost and consist of the following as of December 31:

                                              1998           1999
                                      ------------   ------------


Land ..............................   $  7,238,000   $  7,238,000
Land improvements .................      3,538,000      3,625,000
Buildings and improvements ........     85,398,000     88,780,000
Leasehold improvements ............      4,520,000      4,520,000
Equipment, furnishings and fixtures     17,760,000     26,997,000
Assets under capital lease ........     63,532,000     63,481,000
                                      ------------   ------------
                                       181,986,000    194,641,000
Less accumulated depreciation .....     21,482,000     28,315,000
                                      ------------   ------------
                                      $160,504,000   $166,326,000
                                      ============   ============

E. DEFERRED FINANCING AND OTHER NON-CURRENT ASSETS

  Deferred financing and other non-current assets are stated at cost and consist of the following as of December 31:

                                       1998          1999
                                -----------   -----------

Deferred financing costs ....   $16,648,000   $18,760,000
Covenant not-to-compete .....     1,200,000     1,200,000
Goodwill ....................     2,861,000       569,000
Other .......................       380,000       256,000
                                -----------   -----------
                                 21,089,000    20,785,000
Less accumulated amortization     2,916,000     5,239,000
                                -----------   -----------
                                $18,173,000   $15,546,000
                                ===========   ===========

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

  Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease seven facilities with a total of 820 beds. The lease agreement provides for annual rental payments of $4,582,500 in the initial twelve-month period and annual increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company's option. The Company's obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the related facilities' accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which option is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of the fair market value of the facilities at the time of exercise or Meditrust's original investment.

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

  On August 28, 1997, the Company obtained a five-year synthetic leasing facility (the "Leasing Facility") from the same group of banks that provided the "Credit Facility" (See Note H). The Company used $23,600,000 of the funds available through the Leasing Facility to acquire three long-term care facilities with 341 beds in Dayton, Ohio in September 1997. Acquisitions made through the Leasing Facility were accounted for financial reporting purposes as operating leases with an initial lease term which would have expired at the expiration date of the leasing facility. Annual rent for properties acquired through the Leasing Facility was determined based on the purchase price of the facilities acquired and an interest rate factor which varied with the Company's leverage ratio (as defined) and which was based on LIBOR, or at the Company's option, the agent bank's prime rate.

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

 Future minimum rent commitments under the Company's non-cancelable operating leases as of December 31, 1999 are as follows:

              Real Estate      Equipment          Total


      2000   $ 21,508,000   $  1,668,000   $ 23,176,000
      2001     21,694,000      1,403,000     23,097,000
      2002     21,883,000        505,000     22,388,000
      2003     21,626,000        167,000     21,793,000
      2004     20,840,000           --       20,840,000
Thereafter     37,598,000           --       37,598,000
             ------------   ------------   ------------
             $145,149,000   $  3,743,000   $148,892,000
             ============   ============   ============

H. LONG-TERM DEBT

  The Company has a mortgage payable to Meditrust in the amount of $16,110,000 at December 31, 1999. The Meditrust debt is cross-collateralized by the assets of four of the Company's facilities (the "Four Facilities"). The Meditrust debt bears interest at the annual rate of 10.65%. Additional interest payments are also required in an amount equal to 0.3% of the difference between the operating revenues of the Four Facilities in each applicable year and the operating revenues of the Four Facilities during a twelve-month base period which commenced October 1, 1995. The loan agreement with Meditrust places certain restrictions on the Four Facilities; among them, the agreement restricts their ability to incur additional debt or to make significant dispositions of assets. The Four Facilities are also required to maintain a debt service coverage ratio of at least 1.2 to 1.0 (as defined in the loan agreement) and a current ratio of at least 1.0 to 1.0. The Meditrust Loan agreement contains a prepayment penalty calculated in accordance with a formula.

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

  On August 11, 1998, in connection with the Merger, the Company entered into a new, six year $250,000,000 collateralized credit facility (the "New Credit Facility"). The terms of the New Credit Facility provide up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that convert to a term loan on an annual basis on each anniversary of the closing. If for any year beginning after December 31, 1999, the Company shall generate Excess Cash Flow (as defined), then, 50% of such Excess Cash Flow shall be applied toward the repayment of outstanding borrowings under the New Credit Facility. During the first four years of the New Credit Facility, up to $250,000,000 may be used in connection with synthetic lease financing. Proceeds of the loans may be used for working capital, capital expenditures, acquisitions and general corporate purposes. The New Credit

Facility is collateralized by substantially all of the Company's patient accounts receivable, certain real estate and a first or second priority interest in the capital stock of certain of the Company's subsidiaries. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the leverage ratio), at the election of the Company, and ranged from 8.70% to 10.0% at December 31, 1999. The New Credit Facility requires that the Company maintain an interest/rent coverage ratio which varies by year, and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of EBITDA. The New Credit Facility contains a number of restrictive covenants that, among other things, restrict the Company's ability to incur additional indebtedness, prohibit the disposition of certain assets, limit the Company's ability to make capital expenditures in excess of pre-determined levels and limits the ability of the Company to declare and pay certain dividends.

  During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility.
Accordingly, the Company obtained an amendment to the New Credit Facility effective March 30, 1999 which limits borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modifies certain financial covenants. Access to additional borrowings for acquisitions and general corporate purposes under the New Credit Facility are permitted to the extent the Company achieves certain financial targets. The amendment allows the Company access to the entire $250 million facility if the Company's operating performance returns to the level of compliance contemplated by the original financial covenants. As of December 31, 1999, the Company had outstanding $32,750,000 in revolving loans and $13,700,000 in synthetic lease financings, and had $8,967,000 of remaining availability under the New Credit Facility.

  In connection with the Merger on August 11, 1998, the Company issued $170,000,000 principal amount at maturity (approximately $99,500,000 gross proceeds) of 11% Senior Subordinated Discount Notes Due 2008 (the "Discount Notes"). Each Discount Note was issued with a principal amount at maturity of $1,000 and an original issue price of $585.25. Interest on the Discount Notes accretes in accordance with a predetermined formula on a semi-annual basis on February 1, and August 1, of each year. Cash interest will not accrue on the Discount Notes until August 1, 2003. Thereafter, interest on the Discount Notes will be paid semi-annually in arrears in cash on February 1 and August 1, of each year commencing February 1, 2004. The Discount Notes will be redeemable in whole or in part, at the option of the Company on or after August 1, 2003 based on a predetermined redemption schedule which begins on August 1, 2003 at 105.5% and which declines incrementally to 100% on August 1, 2006. In addition, the Company may redeem up to 35% of the aggregate outstanding accreted value of the Discount Notes at a redemption price of 111% of accreted value at any time prior to August 1, 2001 with the proceeds of a public offering of common stock, provided that the redemption occurs within 60 days of the closing of the public offering and that at least 65% of the aggregate principal amount of the Discount Notes remains outstanding immediately after such redemption. At any time on or prior to August 1, 2003, the Discount Notes may be redeemed in whole but not in part at the option of the Company upon the occurrence of a Change of Control (as defined) in accordance with the prescribed procedures and the payment of any Applicable Premium (as defined). The Discount Notes must be redeemed in whole on August 1, 2008.

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

  Interest expense charged to operations for the years ended December 31, 1997, 1998 and 1999 was $6,681,000, $12,447,000 and $21,678,000, respectively.

  As of December 31, 1998 and 1999, the Company's long-term debt, excluding the current portion, consisted of the following:

                                             1998             1999
                                        -------------   -------------


Senior subordinated discount notes .... $ 104,076,000   $ 115,847,000
Mortgages payable .....................    17,647,000      17,421,000
Credit facility .......................    12,750,000      32,750,000
                                        -------------   -------------
                                        $ 134,473,000   $ 166,018,000


  As of December 31, 1999, future long-term debt maturities associated with the Company's debt are as follows:

           2000           $      227,000
           2001                  247,000
           2002                  273,000
           2003                  302,000
           2004               47,910,000
           Thereafter        117,286,000
                             -----------
                            $166,245,000

  Substantially all of the Company's assets are subject to liens under long-term debt or operating lease agreements.

I.  CAPITAL LEASE OBLIGATION

  On July 1, 1996, a subsidiary of the Company began leasing four long-term care facilities in Ohio (the "Cleveland Facilities"). These leases were accounted for as capital leases as a result of a bargain purchase option exercisable at the end of the lease. The initial term of the leases is five years and during the final six months of the initial term, the Company could exercise an option to purchase the Cleveland Facilities for a total price of $57,125,000. If the Company exercised the purchase option but was unable to obtain financing for the acquisition, the lease could be extended for up to two additional years, during which time the Company would have to obtain financing and complete the purchase of the facilities. The annual rent under the agreement is $5,000,000 during the initial term and $5,500,000 during the extension term. The Company is also responsible for facility expenses such as taxes, maintenance and repairs. The Company agreed to pay $8,000,000 for an option to purchase these facilities. Of this amount, $5,000,000 was paid prior to the closing on July 1, 1996, and the remainder, $3,000,000, was due at the end of the initial lease term whether or not the Company exercised its purchase option. Upon the exercise of the purchase option, the option payments would be applied towards the purchase price.

  Each of these leases is guaranteed by the Company. The guaranty provides that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters is an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities (See Note P). As a result of this restructuring charge, the Company's consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, as a result of which the Company would have been in default under each of the leases and could have faced the loss of these operations. Such default could also have triggered cross-defaults under the Company's other lease and debt obligations.

  In December of 1999, the Company paid $5 million to the landlord of the Cleveland Facilities and obtained an option (the "New Option") to acquire these facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allows the Company to exercise its right to purchase the Cleveland Facilities as of the date of the New Option. If the Company does not exercise the New Option by March 31, 2000, but has taken certain steps to obtain financing for this acquisition (as detailed in the agreement), the Company may extend its right to exercise the New Option until June 30, 2000, with closing required prior to December 31, 2000. The New Option provides a waiver of the net worth requirement until the earlier of the lapse of the New Option or December 31, 2000. The Company intends to extend the New Option through June 30, 2000 and exercise the New Option by June 30, 2000. The Company then intends to assign its purchase rights to an affiliate of Investcorp S.A. and enter into an operating lease of the Cleveland Facilities by December 31, 2000. The $5 million payment made to obtain the New Option will be applied to the purchase price of the facilities, or farfeited if the acquistion is not completed. If the Company cannot complete the refinancing of the Cleveland Facilities by December 31, 2000, the Company would also be required to make an additional payment of $3 million to the landlord, and the Company could potentially face the loss of the Cleveland Facilities. Although no assurances can be given in this regard, the Company believes that it will be able to complete the refinancing of the Cleveland Facilities within the required time period.

  The following is a schedule of future minimum lease payments required by this lease together with the present value of the minimum lease payments:

              2000                                         $   5,000,000
              2001                                            57,625,000
                                                             -----------
                                                              62,625,000
Less amount representing interest                             (7,925,000)
                                                             -----------
                                                              54,700,000
Less current portion                                         (4,633,000)
                                                             -----------
Long-term portion of capital lease obligation                $50,067,000
                                                             ===========

J. RETIREMENT PLANS

  The Company maintains an employee 401(k) defined contribution plan. All employees who have worked at least one thousand hours and have completed one year of continuous service are eligible to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions to this plan may be matched at the discretion of the Company. The Company contributed $365,000 and $475,000 to the plan in 1997 and 1998. There were no contributions made to the plan in 1999.

  In September 1995, the Company established a Supplemental Executive Retirement Plan (the "SERP") to provide benefits to key employees. Participants may defer up to 25% of their compensation which is matched by the Company at a rate of 50% (up to 10% of base salary). Vesting in the matching portion occurs in January of the second year following the plan year in which contributions were made.

K. INCOME TAXES

  As required by SFAS No. 109, the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. Thc Company has considered the recent and historical results of operations and concluded, in accordance with the applicable accounting methods that it is more likely than not that a certain portion of the deferred tax assets will not be realizable. To the extent that an asset will not be realizable, a valuation allowance is established. The tax effects of temporary differences giving rise to deferred tax assets as of December 31,1998 and 1999 are as follows:

                                               1998          1999
                                        -----------   -----------
Deferred tax assets:

     Reserves .......................   $ 4,024,000   $ 2,288,000
     Rental payments ................       703,000       770,000
     Interest payments ..............     1,578,000     6,007,000
     Net operating loss carryforwards          --       5,778,000
     Other ..........................         8,000        23,000
     Valuation allowance.............          --        (614,000)
                                        -----------   -----------
Total deferred tax assets ...........   $ 6,313,000   $14,252,000
                                        ===========   ===========

Significant components of the provision (benefit) for income taxes for the years ended December 31, 1998 and 1999 are as follows:

                                                1998            1999
                                                ----            ----
Current:

     Federal                              $   (781,000) $   (2,784,000)
     State                                    (146,000)         418,000
                                           ------------  --------------
Total current                                 (927,000)     (2,366,000)
                                           ------------  --------------

Deferred:
     Federal                                (3,447,000)     (6,277,000)
     State                                    (646,000)     (1,661,000)
                                          ------------  ---------------
Total deferred                              (4,093,000)     (7,938,000)
                                           ------------ ---------------

Total income tax expense (benefit)        $ (5,020,000)  $ (10,304,000)
                                          =============  ==============

  The reconciliation of income tax computed at statutory rates to income tax (benefit) for the years ended December 31, 1998 and 1999 are as follows:

                                                              1998                1999
                                                              ----                ----


Statutory rate                                   $(10,222,000)    (35.0)%  $ (9,767,000)  (35.0)%
State income tax, net of federal benefit             (515,000)     (1.8)       (808,000)   (2.9)
Permanent differences                                  59,000       0.2          41,000     0.2
Net operating loss - rate differential                     -         -          230,000     0.8
Nondeductible merger costs - permanent              5,658,000      19.4             -        -
                                                 --------------   ------   ------------  --------

                                                 $  (5,020,000)  (17.2)%   $(10,304,000)  (36.9)%
                                                 ==============  =======   ============  ========

L.  CAPITAL STOCK

Common Stock

  On August 11, 1998, as a result of the Merger, the Company authorized the issuance of 500,000 shares of preferred stock with a par value of $.01 per share (the "Preferred Stock") and 19,000,000 shares (comprised of five classes) of common stock, each with a par value of $.01 per share, consisting of Harborside Class A Common Stock, Harborside Class B Common Stock, Harborside Class C Common Stock, Harborside Class D Common Stock and Common Stock (collectively "Harborside Common Stock").

  The numbers of shares of Harborside Common Stock authorized and outstanding as of December 31, 1998 and 1999 are as follows:

Title                                           Authorized Shares   Outstanding Shares

Harborside Class A Common Stock ..............        1,200,000          661,332
Harborside Class B Common Stock ..............        6,700,000        5,940,000
Harborside Class C Common Stock ..............        1,580,000          640,000
Harborside Class D Common Stock ..............           20,000           20,000
Common Stock .................................        9,500,000             --
                                                     ----------       ----------
     Total ...................................       19,000,000        7,261,332
                                                     ==========       ==========

  Holders of shares of Harborside Class A Common Stock and Common Stock are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to Delaware General Corporate Law ("the DGCL"). Holders of shares of Harborside Class D Common Stock are entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. This number of votes per share results in holders of Harborside Class D Common Stock, as of December 31, 1999, being entitled in the aggregate to a number of votes equal to the total number of outstanding shares of Harborside Class B Common Stock, Harborside Class C Common Stock and Harborside Class D Common Stock as of December 31, 1999. Holders of Harborside Class B Common Stock or Harborside Class C Common Stock will not have any voting rights, except that the holders of the Harborside Class B Common Stock and Harborside Class C Common Stock will have the right to vote as a class to the extent required under the laws of the State of Delaware.

  Upon the occurrence of a sale of 100% of the outstanding equity securities or substantially all of the assets of the Company, a merger as a result of which the ownership of the Harborside Common Stock is changed to the extent of 100%, or a public offering of any equity securities of the Company, each share of Harborside Class A Common Stock, Harborside Class B Common Stock, Harborside Class C Common Stock and Harborside Class D Common Stock will convert into one share of Common Stock of the Company.

Preferred Stock

  In connection with the Merger on August 11, 1998, the Company issued 40,000 shares of 13.5% Exchangeable Preferred Stock (the "Preferred Stock"). The holders of the Preferred Stock are entitled to receive quarterly dividend payments in arrears beginning November 1, 1998. Dividends are payable in cash or in additional shares of Preferred Stock, at the option of the Company, until August 1, 2003. After August 1, 2003, dividends may be paid only in cash. During the years ended December 31, 1998 and 1999, all dividends except for fractional shares amounting to $3,000 and $20,000, respectively, were paid in additional shares. The Preferred Stock may be redeemed for cash by the Company, in whole or in part, at the option of the Company, in accordance with a predetermined redemption premium schedule which begins on August 1, 2003 at 106.75% of the liquidation preference of the Preferred Stock at the date of redemption and which declines to 100% on August 1, 2006. In addition, at any time prior to August 1, 2001 the Company may redeem up to 35% of the Preferred Stock at a redemption price equal to 113.5% of the liquidation preference of the Preferred Stock at the date of redemption with the proceeds of a public offering of common stock, provided that the redemption occurs within 60 days of the closing of such offering. At any time prior to August 1, 2003, the Preferred Stock may be redeemed by the Company, in whole but not in part, upon the occurrence of a change in control (as defined) and in accordance with prescribed procedures and the payment of a premium based upon a formula. The Preferred Stock is exchangeable in whole but not in part, on any dividend date, at the option of the Company, into 13.5% Exchange Debentures due in 2010 subject to such exchange being permitted by (1) the terms of the Indenture and (2) the terms of the Company's Credit Facility. The Company is required to redeem the Preferred Stock in whole on August 1, 2010.

  Upon any voluntary or involuntary liquidation of the Company, holders of the Preferred Stock will be entitled to be paid out of the assets available for distribution, the liquidation preference per share plus an amount equal to all accumulated and unpaid dividends, before any distribution is made to the holders of Harborside Common Stock. Holders of the Preferred Stock have no voting rights except those provided by law and as set forth in the Certificate of Designation (the "Certificate"). The Certificate provides that if the Company fails to meet certain obligations associated with the Preferred Stock, then the Board of Directors shall be adjusted to allow the holders of a majority of the then outstanding Preferred Stock, voting separately as a class, to elect two directors. Voting rights associated with the failure to meet Preferred Stock obligations will continue until either the obligation is satisfied or a majority of the holders of the then outstanding Preferred Stock waive the satisfaction of the obligation. The Certificate also contains certain restrictive covenants that limit the Company's restricted subsidiaries from making certain payments or investments and which limit the Company's ability to incur debt, issue preferred stock, merge or dispose of substantially all of its assets.

  As of December 31, 1999, Preferred Stock dividends accrete based on the following schedule:

         2000      $6,857,000
         2001       7,830,000
         2002       8,942,000
         2003       5,782,000

 Earnings (Loss) per Common Share Computation

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 128), "Earnings Per Share", which revised the methodology of calculating earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of 1997. All earnings (loss) per common share amounts for all periods have been presented in accordance with, and where appropriate have been restated to conform with, the requirements of SFAS No. 128.

  Basic  earnings  (loss) per common  share is computed  by dividing  net income
(loss) less Preferred Stock dividends by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to that of basic earnings per share except that the number of common shares is increased to reflect the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company consist of shares issuable upon exercise of the Company's stock options.

 The following  table sets forth the  computation of basic and diluted  earnings
(loss) per common share for the years ended December 31, 1997, 1998 and 1999:

                                                                                    1997           1998            1999
                                                                            ------------   ------------    ------------
Numerator:

     Net income (loss) ..................................................   $  6,803,000   $(24,187,000)   $(17,601,000)
     Preferred Stock dividends ..........................................           --       (2,296,000)     (6,004,000)
                                                                            ------------   ------------    ------------
     Income (loss) available for common shares ..........................   $  6,803,000   $(26,483,000)   $(23,605,000)
                                                                            ============   ============    ============

Denominator:
     Denominator for basic earnings (loss) per common share -
     weighted average shares ............................................      8,037,026      7,742,000       7,261,000
     Effect of dilutive securities - employee stock options .............        101,767           --              --
                                                                            ------------   ------------    ------------

     Denominator for diluted earnings (loss) per common share -
     Adjusted weighted - average shares and assumed conversions                8,138,793      7,742,000       7,261,000
                                                                            ============   ============    ============

     Basic earnings (loss) per common share .............................   $       0.85   $      (3.42)   $      (3.25)
     Diluted earnings (loss) per common share ...........................   $       0.84   $      (3.42)   $      (3.25)

  For the years ended December 31, 1998 and 1999, 675,499 and 637,226, respectively, of stock options were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

  In connection with the Merger, all holders of options issued through the Director Plan and the Stock Plan had the right to retain their options or to have their options converted into cash at $25.00 per underlying share less the applicable exercise price (and taxes required to be withheld by the Company). Holders of options representing options to purchase 109,994 shares of stock retained their options while the remainder (representing 648,923 options) exercised their right to convert their options into cash. The Company recognized a compensation charge of $8,011,066 in connection with the exercise of these options into cash. This charge was included as part of the Merger Costs recorded by the Company in 1998 (See Note B).

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

  Information with respect to options granted under the Director Plan, the Stock Plan and the Stock Option Plan is as follows:

  Options Outstanding:                Number       Exercise Price    Weighted-Average
                                      of Shares        Per Share      Exercise Price

Balance at December 31, 1996         499,000      $  8.15 - $11.75        $11.14
--------------------------------------------------------------------------------
Granted                              227,500      $ 11.69 - $18.69        $12.66
Exercised                            (8,665)      $ 11.75                 $11.75
Cancelled                           (52,334)      $ 11.75 - $12.00        $11.80
--------------------------------------------------------------------------------
Balance at December 31, 1997         665,501      $  8.15 - $18.69        $11.59
Granted                              704,246      $ 19.50 - $25.00        $21.41
Exercised                           (651,422)     $  8.15 - $21.69        $12.87
Cancelled                            (42,826)     $ 11.75 - $25.00        $23.35
Balance at December 31, 1998         675,499      $  8.15 - $25.00        $23.06
--------------------------------------------------------------------------------
Granted                                    -              -                  -
================================================================================
Exercised                                  -              -                  -
Cancelled                            (38,273)     $ 25.00                 $25.00
================================================================================
Balance at December 31, 1999         637,226      $  8.15 - $25.00        $22.94
================================================================================

  As of December 31, 1996 no options to purchase shares of the Company's common stock were exercisable. As of December 31, 1997, there were 187,000 exercisable options at a weighted-average exercise price of $11.20. As of December 31, 1998 and 1999 there were 109,994 exercisable options at a weighted-average exercise price of $13.07.

  In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS No. 123, and has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's unaudited pro forma net income and pro forma net income per share for the years ended December 31, 1997, 1998 and 1999 would have been reduced to the amounts indicated below:

                1997             1997            1998           1998            1999           1999
                ----             ----            ----           ----            ----           ----
                             Earnings                     Earnings (loss)                  Earnings (loss)
           Earnings          Available    Earnings (loss)    Available    Earnings (loss)      Available
          Available for     Per Common     Available for    Per Common      Available for    Per Common
          Common Shares    Share Diluted  Common Shares    Share Diluted   Common Shares    Share Diluted
          -------------    -------------  -------------    -------------   -------------    -------------

      As
Reported     $6,803,000    $ 0.84         $(26,483,000)    $(3.42)         $(23,605,000)    $(3.25)

     Pro
   Forma     $5,733,000    $ 0.70         $(29,300,000)    $(3.78)         $(24,027,000)    $(3.31)

  The weighted average fair value of options granted was $5.63 and $6.28 during 1997 and 1998, respectively. The fair value for each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, no dividend yield, and a risk-free interest rate of 6.2% and 5.4% for 1997 and 1998 respectively. Expected volatility of 40% and 0% (except for 109,994 in options held by senior management; such options have an assumed volatility of 40%) was assumed for the years ended December 31, 1997 and 1998, respectively.

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

Note Receivable

 The carrying value of the note receivable approximates its fair value at December 31, 1998 and 1999, based on the yield of the note and the present value of expected cash flows.

 Long-term Debt

  The fair value of the Company's fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1999, the fair market value of the Company's Senior Subordinated Debt was approximately $50,150,000. The book value of the Company's Senior Subordinated Debt was $115,847,000. The Company estimates that the fair value of its remaining fixed rate debt approximates its fair value.

O. RELATED PARTY TRANSACTIONS

 Until December 31, 1998, a former affiliate of the Company provided office space, legal, tax, data processing and other administrative services to the Company in return for a monthly fee. Total service charges under this arrangement were $708,000 and $1,291,000, for the years ended December 31, 1997 and 1998, respectively. Beginning January 1, 1999, the former affiliate provided only data processing and tax services to the Company. Total service charges under this arrangement were $1,173,000 in 1999.

 At the time of the Merger, Investcorp International Inc. received a $6,000,000 management advisory and consulting service fee which is being expensed on a straight line basis over the life of the related five year agreement. The expense recognized by the Company in connection with this management agreement during the years ended December 31, 1998 and 1999 was $500,000 and $1,200,000, respectively. As of December 31, 1999, $1,200,000 of the unamortized fee is classified in "Prepaid and other expenses" while $3,100,000 is classified as "Other assets, net".

 In December 1999, an affiliate of Investcorp S.A., provided the Company with $5,000,000 in financing under a credit agreement. The funds were provided for purposes of making an acquisition deposit on certain facilities currently financed through a capital lease (See Note I). The loan is payable one year after its issuance or earlier (as stipulated in the agreement). Interest is paid quarterly at current market rates ("Eurodollar base rate").

  As of December 31, 1998 and 1999, the net receivable due from Bowie, L.P. was approximately $1.2 million and $2.6 million, respectively.

P. RESTRUCTURING COSTS

 During the third quarter of 1999, the Company terminated its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. The Company, through a wholly-owned subsidiary, had provided physical, speech and occupational services to non-affiliated skilled nursing facilities since 1995. Significant changes in the contract therapy business, primarily related to reductions in Medicare reimbursement for therapy services caused by the Balanced Budget Act of 1997 led to this decision. The Company continues to provide rehabilitation therapy services to nursing facilities which it owns.

 The Company's therapy services restructuring plan required the termination of approximately sixty rehabilitation therapy services employees and the closure of two regional offices. During the third quarter of 1999, the Company recorded restructuring charges of approximately $5.7 million under this plan, most of which were non-cash in nature. The restructuring charge consisted of approximately $2.5 million of uncollectible accounts receivable, $1.5 million of unamortized goodwill, $0.7 million of employee costs and $1.0 million due to the write-off of other assets. As of December 31, 1999, the Company's restructuring reserve was approximately $0.5 million.

  The components of the restructuring reserve consist of the following at December 31, 1999:

                                              Cash/Non-cash   Charge       Activity      Liability


Employee costs ...............................   cash       $   700,000   $  (418,000)   $   282,000
Other assets .................................   non-cash     1,045,000      (831,000)       214,000
Unamortized goodwill .........................   non-cash     1,517,000    (1,517,000)          --
Accounts receivable ..........................   non-cash     2,483,000    (2,483,000)          --
                                                            -----------   -----------    -----------
                                                            $ 5,745,000   $(5,249,000)   $   496,000
                                                            ===========   ===========    ===========

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

The information which follows presents the condensed consolidating financial position as of December 31, 1998 and 1999; the condensed consolidating results of operations for the years ended December 31, 1997, 1998 and 1999; and the condensed consolidating cash flows for the years ended December 31, 1997, 1998 and 1999 of (a) the parent company only ("the Parent"), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                             As of December 31,1998
                             (dollars in thousands)

                                                         Parent      Guarantors Non-Guarantor Elimination  Consolidated
                                                        ---------    ---------- ------------- -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................    $      51   $      99  $      746   $        -   $      896
   Receivables, net of allowance ...................        --         36,485      15,733       (2,272)      49,946
   Intercompany receivable .........................     116,555         --          --       (116,555)        --
   Prepaid expenses and other ......................       1,268        7,291       2,804         (429)      10,934
   Prepaid income taxes ............................       3,873         --          --           --          3,873
   Deferred income taxes ...........................       2,150        1,934        --           --          4,084
                                                       ---------    ---------    ---------    ---------   ---------
Total current assets ...............................     123,897       45,809      19,283     (119,256)      69,733

Restricted cash ....................................        --          2,162         472         (524)       2,110
Investments in limited partnerships ................      15,584         --         4,044      (19,628)        --
Property and equipment, net ........................        --        142,383      18,595         (474)     160,504
Deferred financing and other
 non-current assets, net ...........................      10,532        6,176       1,642         (177)      18,173
Other assets, net ..................................       4,300         --          --           --          4,300
Note receivable ....................................        --          7,487        --           --          7,487
Deferred income taxes ..............................          71        2,158        --           --          2,229
                                                      ---------    ---------    ---------    ---------    ---------
Total assets .......................................   $ 154,384    $ 206,175   $  44,036    $(140,059)   $ 264,536
                                                      =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ............   $      -     $      22   $     185    $    --      $     207
   Current portion of capital lease
   obligation ......................................        --          4,278        --           --          4,278
   Accounts payable ................................        --          5,010       3,159         (768)       7,401
   Intercompany payable ............................        --         91,467       8,923     (100,390)        --
   Employee compensation and benefits ..............        --          9,853       3,367         --         13,220
   Other accrued liabilities .......................       3,254        3,306         925         --          7,485
   Accrued interest ................................       1,385        3,260        --         (4,583)          62
   Current portion of deferred income ..............        --           --          --            677          677
                                                       ---------    ---------   ---------    ---------    ---------
Total current liabilities ..........................       4,639      117,196      16,559     (105,064)      33,330
Long-term portion of deferred income ...............        --          1,202       2,579         (677)       3,104
Long-term debt .....................................     112,243        1,538      16,109        4,583      134,473
Long-term  portion of capital lease obligation .....        --         54,348        --         (3,095)      51,253
                                                       ---------    ---------   ---------    ---------    ---------
Total liabilities ..................................     116,882      174,284      35,247     (104,253)     222,160
                                                       ---------    ---------    ---------    ---------   ---------

Exchangeable  preferred  stock,  redeemable,
 $.01 par value with a  liquidation value of
 $1,000 per share; 500,000 shares authorized;
 42,293 issued and outstanding .....................      42,293         --          --           --         42,293
                                                       ---------    ---------    ---------    ---------   ---------

STOCKHOLDERS'  EQUITY (DEFICIT)
Common stock, $.01 par value,  19,000,000
shares authorized, 7,261,332 shares issued
and outstanding ....................................         146        2,569       3,885       (6,454)         146
Additional paid-in capital .........................     204,381         --          --            226      204,607
Treasury stock .....................................    (183,746)        --          --           --       (183,746)
Retained earnings (deficit) ........................     (25,572)       4,567      (2,170)       2,251      (20,924)
Partners' equity ...................................        --         24,755       7,074      (31,829)        --
                                                       ---------    ---------    ---------    ---------   ---------
Total stockholders' equity (deficit) ...............      (4,791)      31,891       8,789      (35,806)          83
                                                       ---------    ---------    ---------    ---------   ---------
Total liabilities and stockholders'
equity (deficit) ...................................   $ 154,384    $ 206,175   $  44,036    $(140,059)   $ 264,536
                                                       =========    =========    =========    =========   =========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                             As of December 31,1999
                             (dollars in thousands)

                                                         Parent     Guarantors  Non-Guarantors Elimination  Consolidated
                                                        ---------    ---------- -------------- -----------  ------------
ASSETS
Current assets:

   Cash and cash equivalents .......................  $     --     $      355    $   1,031   $     --      $   1,386
   Receivables, net of allowance ...................        --         34,423       15,745         --         50,168
   Intercompany receivable .........................     137,614         --           --       (137,614)        --
   Prepaid expenses and other ......................       3,590       14,096        2,254         --         19,940
   Prepaid income taxes ............................       2,608         --           --           --          2,608
   Deferred income taxes ...........................       2,150          250         --           --          2,400
                                                       ---------    ---------    ---------    ---------    ---------
Total current assets ...............................     145,962       49,124       19,030     (137,614)      76,502

Restricted cash ....................................        --          1,826          594         --          2,420
Investments in limited partnerships ................      15,584         --          4,044      (19,628)        --
Property and equipment, net ........................        --        146,976       19,350         --        166,326
Deferred financing and other
 non-current assets, net ...........................      10,749        3,416        1,381         --         15,546
Other assets, net ..................................       3,100         --           --           --          3,100
Note receivable ....................................        --          7,487         --           --          7,487
Deferred income taxes ..............................          71       11,781         --           --         11,852
                                                       ---------    ---------    ---------    ---------    ---------
Total assets .......................................   $ 175,466    $ 220,610    $  44,399    $(157,242)   $ 283,233
                                                       =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt  ..........    $    --      $      22    $     205    $    --      $     227
   Current portion of capital lease
     obligation ....................................        --          4,633         --           --          4,633
   Note payable to affiliate .......................       5,000         --           --           --          5,000
   Accounts payable ................................        --          6,879        2,449         --          9,328
   Intercompany payable ............................        --        109,511       11,766     (121,277)        --
   Employee compensation and benefits ..............        --         10,687        3,334         --         14,021
   Other accrued liabilities .......................        --          4,663          845         --          5,508
   Accrued interest ................................       4,342       12,584         --        (16,354)         572
   Current portion of deferred income ..............        --            --          --            677          677
                                                       ---------    ---------    ---------    ---------    ---------
Total current liabilities ..........................       9,342      148,979       18,599     (136,954)      39,966
Long-term portion of deferred income ...............        --            893        2,211         (677)       2,427
Long-term debt .....................................     132,243        1,517       15,904       16,354      166,018
 .Long-term  portion of capital lease obligation ....        --         50,067         --           --         50,067
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities ..................................     141,585      201,456       36,714     (121,277)     258,478
                                                       ---------    ---------    ---------    ---------    ---------

Exchangeable  preferred  stock,  redeemable,
  $.01 par value with a  liquidation value of
 $1,000 per share; 500,000 shares authorized;
 48,277 issued and outstanding .....................      48,277         --           --           --         48,277
                                                       ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000
  shares authorized, 7,261,332 shares issued
  and outstanding ..................................         146        2,569        3,885       (6,454)         146
Additional paid-in capital .........................     198,377         --           --            226      198,603
Treasury stock .....................................    (183,746)        --           --           --       (183,746)
Retained earnings (deficit) ........................     (29,173)      (8,170)      (3,274)       2,092      (38,525)
Partners' equity ...................................        --         24,755        7,074      (31,829)        --
                                                       ---------    ---------    ---------    ---------    ---------
Total stockholders' equity (deficit) ...............     (14,396)      19,154        7,685      (35,965)     (23,522)
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders'
equity (deficit) ...................................   $ 175,466    $ 220,610    $  44,399    $(157,242)   $ 283,233
                                                       =========    =========    =========    =========    =========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Operations
                      For the year ended December 31, 1997
                             (dollars in thousands)


                                                       Parent  Guarantors Non-Guarantors Elimination Consolidated


Total net revenues .................................   $   --      $152,476   $101,480   $(32,179)   $221,777
                                                       --------    --------   --------   --------    --------

Expenses:
   Facility operating ..............................       --       113,686     83,595    (20,877)    176,404
   General and administrative ......................        612       9,499         37        805      10,953
   Service charges paid to former affiliate ........       --           708       --         --           708
   Depreciation and amortization ...................         70       2,599      1,405       --         4,074
   Facility rent ...................................       --         4,209      8,237       --        12,446
   Management fees paid to affiliates ..............       --         6,039      6,085    (12,124)       --
                                                       --------    --------   --------   --------    --------
Total expenses .....................................        682     136,740     99,359    (32,196)    204,585
                                                       --------    --------   --------   --------    --------

Income (loss) from operations ......................       (682)     15,736      2,121         17      17,192

Other:
   Interest expense, net ...........................       (108)      5,488        473       --         5,853
   Other expense ...................................       --           189       --         --           189
                                                       --------    --------   --------   --------    --------

Income (loss) before income taxes ..................       (574)     10,059      1,648         17      11,150
Income tax expense (benefit) .......................       (224)      3,927        644       --         4,347
                                                       --------    --------   --------   --------    --------
Net income (loss) ..................................   $   (350)   $  6,132   $  1,004   $     17    $  6,803
                                                       ========    ========   ========   ========    ========



               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Operations
                      For the year ended December 31, 1998
                             (dollars in thousands)

                                                         Parent   Guarantors Non-Guarantors Elimination  Consolidated


Total net revenues .................................   $    --      $ 234,672    $ 104,280   $ (27,908)   $ 311,044
                                                       ---------    ---------    ---------   ---------    ---------

Expenses:
   Facility operating ..............................        --        187,849       86,059     (27,908)     246,000
   General and administrative ......................         150       15,272         --          --         15,422
   Service charges paid to former affiliate ........        --          1,291         --          --          1,291
   Amortization of prepaid management fee ..........         500         --           --          --            500
   Depreciation and amortization ...................         624        4,150        1,576        --          6,350
   Facility rent ...................................        --         14,110        8,302        --         22,412
   Merger costs ....................................      27,047        9,874          251        --         37,172
   Management fees paid to affiliates ..............        --         (6,203)       6,203        --           --
                                                       ---------    ---------    ---------   ---------    ---------
Total expenses .....................................      28,321      226,343      102,391     (27,908)     329,147
                                                       ---------    ---------    ---------   ---------    ---------

Income (loss) from  operations .....................     (28,321)       8,329        1,889        --        (18,103)

Other:
   Interest expense, net ...........................       2,015        7,687        1,569        --         11,271
   Other income ....................................        --           --           --          (167)        (167)
                                                       ---------    ---------    ---------   ---------    ---------

Income (loss) before income taxes ..................     (30,336)         642          320         167      (29,207)
Income tax expense (benefit) .......................      (5,101)         250          223        (392)      (5,020)
                                                       ---------    ---------    ---------   ---------    ---------

Net income (loss) ..................................   $ (25,235)   $     392    $      97   $     559    $ (24,187)
                                                       =========    =========    =========   =========    =========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Operations
                      For the year ended December 31, 1999
                             (dollars in thousands)

                                                       Parent      Guarantors Non-GuarantorsElimination  Consolidated


Total net revenues .................................   $      24    $ 217,818    $  96,498    $ (13,725)   $ 300,615
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
   Facility operating ..............................        --        181,995       80,525      (13,725)     248,795
   General and administrative ......................          65       17,743         --           --         17,808
   Service charges paid to former affiliate ........        --          1,173         --           --          1,173
   Amortization of prepaid management fee ..........       1,200         --           --           --          1,200
   Depreciation and amortization ...................       1,718        6,720        1,811         --         10,249
   Facility rent ...................................        --         13,890        8,504         --         22,394
   Restructuring costs .............................        --          5,745         --           --          5,745
   Management fees paid to affiliates ..............        --         (5,757)       5,757         --           --
                                                       ---------    ---------    ---------    ---------    ---------
Total expenses .....................................       2,983      221,509       96,597      (13,725)     307,364
                                                       ---------    ---------    ---------    ---------    ---------

Loss from  operations ..............................      (2,959)      (3,691)         (99)        --         (6,749)

Other:
   Interest expense, net ...........................       2,945       16,241        1,709         --         20,895
   Other expense ...................................        --           --           --            261          261
                                                       ---------    ---------    ---------    ---------    ---------

Loss before income taxes ...........................      (5,904)     (19,932)      (1,808)        (261)     (27,905)
Income tax benefit .................................      (2,303)      (7,195)        (704)        (102)     (10,304)
                                                       ---------    ---------    ---------    ---------    ---------

Net loss ...........................................   $  (3,601)   $ (12,737)   $  (1,104)   $    (159)   $ (17,601)
                                                       =========    =========    =========    =========    =========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1997
                             (dollars in thousands)

                                                         Parent  Guarantors Non-Guarantors Elimination Consolidated
Operating activities:

Net cash provided (used) by operating activities ...    $   455   $   6,102  $   (1,135)   $    199    $  5,621
                                                       --------    --------     --------    --------    --------

Investing activities:
     Additions to property and equipment ...........       --        (3,543)     (1,731)       --        (5,274)
     Additions to deferred financing and
      other non-current assets .....................       (341)     (5,884)        (20)        (56)     (6,301)
     Receipt of note receivable ....................       --        (7,487)       --          --        (7,487)
     Transfers to restricted cash, net .............       --        (1,588)        (34)       (172)     (1,794)
     Repayment of demand note from limited
        partnership ................................       --         1,369        --          --         1,369
                                                       --------    --------    --------    --------    --------
Net cash  (used) by investing activities ...........       (341)    (17,133)     (1,785)       (228)    (19,487)
                                                       --------    --------    --------    --------    --------

Financing activities:
          Borrowing under the revolving  line of
             credit ................................       --        15,600        --          --        15,600
     Payment of long-term debt .....................       --           (22)       (144)       --          (166)
     Principal payments of capital lease obligation        --        (3,952)          8        --        (3,944)
     Receipt of cash in connection with lease ......       --         1,301        --          --         1,301
     Exercise of stock options .....................        100        --          --          --           100
     Other .........................................         21        --          --           (21)       --
                                                       --------    --------    --------    --------    --------
Net cash provided (used) by financing activities ...        121      12,927        (136)        (21)     12,891
                                                       --------    --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents        235       1,896      (3,056)        (50)       (975)
Cash and cash equivalents, beginning of year .......        463       2,482       6,727          50       9,722
                                                       --------    --------    --------    --------    --------
Cash and cash equivalents, end of year .............   $    698    $  4,378    $  3,671    $   --      $  8,747
                                                       ========    ========    ========    ========    ========

Supplemental Disclosure:
Interest paid ......................................   $   --      $  3,104    $    267    $   --      $  3,371
                                                       ========    ========    ========    ========    ========
Income taxes paid ..................................   $  5,783    $   --      $   --      $   --      $  5,783
                                                       ========    ========    ========    ========    ========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1998
                             (dollars in thousands)

                                                           Parent   Guarantors  Non-Guarantors Elimination  Consolidated
                                                         ----------   ----------   ---------    ---------    --------
Operating activities:

Net cash provided (used) by operating activities ......  $ (110,038)  $   77,121   $  (3,033)   $  (3,497)   $ (39,447)
                                                         ----------   ----------   ---------    ---------    ---------

Investing activities:
     Additions to property and equipment ..............        --        (68,817)      (2,591)      2,803      (68,605)
     Additions to deferred financing and
      other non-current assets ........................      (4,885)      (8,613)           4        --        (13,494)
     Transfers to restricted cash, net ................        --            212        2,529         694        3,435
                                                         ---------    -----------   ---------    ---------    ---------
Net cash  provided (used) by investing activities .....      (4,885)     (77,218)         (58)      3,497      (78,664)
                                                         ---------    -----------   ---------    ---------    ---------

Financing activities:
     Borrowings under the revolving line of
             credit ...................................        --         17,150         --           --         17,150
     Repaid on revolving line of credit     ...........        --        (20,000)        --           --        (20,000)
     Payment of long-term debt ........................        --           (357)         166         --           (191)
     Proceeds from issuance of senior
      subordinated discount notes .....................      99,493         --           --           --         99,493
     Proceeds from issuance of exchangeable
          preferred stock .............................      40,000         --           --           --         40,000
     Purchase of treasury stock .......................    (183,746)        --           --           --       (183,746)
     Proceeds from sale of common stock ...............     158,500         --           --           --        158,500
     Principal payments of capital lease obligation ...        --         (3,939)        --           --         (3,939)
     Receipt of cash in connection with lease .........        --          2,964         --           --          2,964
     Exercise of stock options ........................          29         --           --           --             29
                                                           ---------  ----------    ---------    ---------    ---------
Net cash provided (used) by financing activities ......     114,276       (4,182)         166         --        110,260
                                                           ---------  -----------   ---------    ---------    ---------
Net decrease in cash and cash equivalents .............        (647)      (4,279)      (2,925)        --         (7,851)
Cash and cash equivalents, beginning of year ..........         698        4,378        3,671         --          8,747
                                                           ---------  -----------   ---------    ---------    ---------
Cash and cash equivalents, end of year ................   $      51    $      99    $     746    $    --      $     896
                                                           =========  ===========   =========    =========    =========

Supplemental Disclosure:
Interest paid .........................................   $     650    $   2,480    $     506    $    --      $   3,636
                                                          =========    ==========   =========    =========    =========
Income taxes paid .....................................   $   3,047    $     --     $     --     $    --      $   3,047
                                                          =========    ==========   =========    =========    =========
Accretion of preferred dividends.......................   $   2,293    $     --     $     --     $    --      $   2,293
                                                          =========    ==========   =========    =========    =========


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1999
                             (dollars in thousands)

                                                             Parent    Guarantors Non-Guarantors Elimination Consolidated
Operating activities:

Net cash provided (used) by operating activities .......... $  (23,096) $   19,958   $   2,892    $    998   $    752
                                                              --------    --------    --------    --------   --------

Investing activities:
     Additions to property and equipment ..................       --       (10,435)     (2,288)       (474)    (13,197)
     Additions to deferred financing and
      other non-current assets ............................     (1,935)       (308)        (12)       --        (2,255)
                                Payment of purchase deposit       --        (5,000)       --          --        (5,000)
     Transfers to (from) restricted cash, net .............       --           336        (122)       (524)       (310)
                                                               --------    --------    --------    --------   --------
Net cash  (used) by investing activities ..................     (1,935)    (15,407)     (2,422)       (998)    (20,762)
                                                               --------    --------    --------    --------   --------

Financing activities:
     Borrowings under the revolving line of
          credit ..........................................     20,000        --          --          --        20,000
     Issuance of note payable to affiliate                       5,000        --          --          --         5,000
     Payment of long-term debt ............................       --           (21)       (185)       --          (206)
     Principal payments of capital lease obligation .......       --        (4,274)       --          --        (4,274)
     Dividends paid on exchangeable preferred stock                (20)       --          --          --           (20)
                                                              --------    --------   --------      --------   --------
Net cash provided (used) by financing activities ..........     24,980      (4,295)       (185)       --        20,500
                                                              --------    --------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents ......        (51)        256         285        --           490
Cash and cash equivalents, beginning of year ..............         51          99         746        --           896
                                                              --------    --------    --------    --------    --------
Cash and cash equivalents, end of year ....................   $   --      $    355    $  1,031    $   --      $  1,386
                                                              ========    ========    ========    ========    ========

Supplemental Disclosure:
Interest paid .............................................   $    834    $  4,594    $    483    $   --      $  5,911
                                                              ========    ========    ========    ========    ========
Income taxes paid .........................................   $    243    $    --     $    --     $    --     $    243
                                                              ========    ========    ========    ========    ========
Accretion of preferred dividends...........................   $  5,984    $    --     $    --     $    --     $  5,984
                                                              ========    ========    ========    ========    ========

R.  SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The Company's unaudited quarterly financial information follows:

                          Year Ended December 31, 1997

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total


Total net revenues             $  47,384,000     $  50,292,000       $  57,964,000    $  66,137,000  $  221,777,000
Income from operations             3,822,000         4,069,000           4,455,000        4,846,000      17,192,000

Income before taxes                2,461,000         2,613,000           2,773,000        3,303,000      11,150,000
Income taxes                         959,000         1,020,000           1,081,000        1,287,000       4,347,000
Net income                         1,502,000         1,593,000           1,692,000        2,016,000       6,803,000

Earnings per common share:
  Basic                        $        0.19     $        0.20       $        0.21    $        0.25  $         0.85
  Diluted                      $        0.19     $        0.20       $        0.21    $        0.24  $         0.84

                          Year Ended December 31, 1998

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total


Total net revenues            $   72,454,000      $   76,186,000      $  78,697,000    $  83,707,000  $  311,044,000
Income (loss) from operations      4,754,000           4,869,000        (32,786,000)       5,060,000     (18,103,000)

Income (loss) before
 income taxes                      3,073,000           3,276,000        (36,360,000)         804,000     (29,207,000)
Income taxes (benefit)             1,198,000           1,278,000         (7,460,000)         (36,000)     (5,020,000)
Net income (loss)                  1,875,000           1,998,000        (28,900,000)         840,000     (24,187,000)
Preferred stock dividends                  -                   -           (915,000)      (1,381,000)     (2,296,000)
Earnings (loss) available for
common shares                      1,875,000           1,998,000        (29,815,000)        (541,000)    (26,483,000)

Earnings (loss) per
 common share:
   Basic                       $         0.23     $         0.25     $        (3.93)   $       (0.07) $        (3.42)
   Diluted                     $         0.23     $         0.24     $        (3.93)   $       (0.07) $        (3.42)

                          Year Ended December 31, 1999

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total


Total net revenues             $   71,704,000      $   75,016,000    $   77,590,000    $  76,305,000   $ 300,615,000
Income (loss) from operations      (4,541,000)             347,000       (3,972,000)       1,417,000     (6,749,000)

Loss before
 income taxes                      (9,404,000)         (4,976,000)       (9,241,000)      (4,284,000)    (27,905,000)
Income tax benefit                 (3,668,000)         (1,940,000)       (3,604,000)      (1,092,000)    (10,304,000)
Net loss                           (5,736,000)         (3,036,000)       (5,637,000)      (3,192,000)    (17,601,000)
Preferred stock dividends          (1,427,000)         (1,475,000)       (1,525,000)      (1,577,000)     (6,004,000)
Loss available for
common shares                      (7,163,000)         (4,511,000)       (7,162,000)      (4,769,000)    (23,605,000)

Loss per
 common share:
   Basic and Diluted           $        (0.99)    $         (0.62)   $        (0.99)    $      (0.58)  $       (3.25)

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

The following table sets forth the names and ages of each Director of the Company, their principal offices with the company, their term of office as a Director and any periods during which they have served as such:

Name and Principal Offices with the Company

 NAME                               AGE                           POSITION
 ----                               ---                           --------
Stephen L. Guillard      50    Chairman, President, Chief Executive Officer
                               and Director
Damian N. Dell'Anno      40    Executive Vice President, Chief Operating Officer
                               and Director
William H. Stephan       43    Senior Vice President, Chief Financial Officer
                               and Director
Christopher J. O'Brien   41    Director
Charles J. Philippin     48    Director
Lars  C. Haegg           34    Director
Edward G. Lord III       51    Director
James O. Egan            51    Director
Charles J. Marquis       57    Director

  Stephen L. Guillard has served as President and Chief Executive Officer of the Company since March 21, 1996 and of the predecessors of the Company since May 1988 and as a Director and Chairman of the Board of the Company since its incorporation. Mr. Guillard previously served as Chairman, President and Chief Executive Officer of Diversified Health Services ("DHS"), a long-term care company which Mr. Guillard co-founded in 1982. DHS operated approximately 7,500 long-term care and assisted living beds in five states. Mr. Guillard has a total of 26 years of experience in the long-term care industry and is a licensed Nursing Home Administrator.

  Damian N. Dell'Anno has served as Executive Vice President of Operations of the Company since March 21, 1996 and its predecessors since 1994. From 1993 to 1994, he served as the head of the specialty services group for the predecessors of the Company and was instrumental in developing the Company's rehabilitation therapy business. From 1989 to 1993, Mr. Dell'Anno was Vice President of Reimbursement for the predecessors of the Company. From 1988 to 1989, Mr. Dell'Anno served as Director of Budget, Reimbursement and Cash Management for The Mediplex Group, Inc. ("Mediplex"), a long-term care company. Mr. Dell'Anno has a total of 16 years of experience in the long-term care industry.

  William H. Stephan has served as Senior Vice President and Chief Financial Officer since March 21, 1996 and its predecessors since joining the Company in 1994. From 1986 to 1994, Mr. Stephan was a Manager in the health care practice of Coopers & Lybrand LLP. His clients there included long-term care facilities, continuing care retirement centers, physician practices and acute care hospitals. Mr. Stephan is a Certified Public Accountant and a member of the Healthcare Financial Management Association.

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

  Charles J. Philippin has been a member of the Management Committee of Investcorp since July 1994. From 1982 until he joined Investcorp, Mr. Philippin was a partner in the firm of Coopers & Lybrand LLP, responsible for the Firm's U.S. mergers & acquisitions business. Mr. Philippin is a director of Burnham, Carvel Corporation, CSK Auto Corporation., Falcon Building Products, Inc., Harborside Healthcare, Saks Fifth Avenue, Stratus Computer, Star Markets Company, Inc., Werner Holding Co., and The William Carter Company.

  Lars C. Haegg has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since 1998. Prior to joining Investcorp, Mr. Haegg worked with McKinsey & Company where he was responsible for leading consulting teams for media, retail and electronics clients. Mr. Haegg previously worked with Strategic Planning Associates (now Mercer Management Consulting) in the telecommunications and consumer goods sectors. Mr. Haegg holds a Master of Businees Administration degree from Harvard Business School and Bachelor of Arts degree from the University of Texas at Austin.

  Edward G. Lord joined Investcorp in 1994 as a member of the Management Committee and is the senior partner of the Investcorp Real Estate Team. A real estate executive for 25 years, Mr. Lord has served as a Director and Chief Operating Officer (Tehran, Jeddah, New York) for the Kettaneh Group; a Corporate Officer for The Mutual Life Insurance Company of New York and Managing Director of Dean Witter Realty. His professional specialty and work experience are in the equity investment and asset management of commercial property. Mr. Lord holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Middlebury College.

  James O. Egan has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, he was employed by KPMG, an accounting firm, as a Partner; Riverwood International, a paperboard, packaging and machinery company, as Senior Vice President and Chief Financial Officer; and Coopers & Lybrand LLP, an accounting firm, as a Partner. He is a director of Falcon Building Products, Inc., Werner Holding Co. (DE), Inc. and Stratus Computer System International.

  Charles K. Marquis has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Marquis is a director of CSK Auto Corporation, Stratus Computer and Tiffany & Co.
EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company:


NAME                     AGE                           POSITION
----                     ---                           --------

Stephen L. Guillard       50   Chairman, President, Chief Executive Officer
                               and Director
Damian N. Dell'Anno       40   Executive Vice President, Chief Operating Officer
                               and Director
William H. Stephan        43   Senior Vice President, Chief Financial Officer
                               and Director
Bruce J. Beardsley        36   Senior Vice President of Acquisitions
Steven Raso               35   Senior Vice President of Operations

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

ITEM 11. EXECUTIVE COMPENSATION

                                    Annual Compensation                Long Term Compensation
                                                                              Awards          Payouts
                                                     Other                   Securities
                                                     Annual      Restricted  Underlying         All Other
Name and              Year      Salary      Bonus    Compen-     Stock        Options/     LTIP       Compen-
Principal Position               ($)         ($)     sation($)(1)Award(s)     SARs #      Payouts    sation ($)(2)(3)
                      ----   ---------   ---------   ---------   ---------   ---------   ---------   ----------------


Stephen L. Guillard   1999     345,000           0           0           0           0           0      14,440
Chairman, President   1998     348,579     300,000   1,854,500           0     184,904           0     761,419
And Chief Executive   1997     300,300     232,500           0           0      55,000           0      16,250
Officer

Damian N. Dell'Anno   1999     225,000           0           0           0           0           0       9,000
Executive Vice ....   1998     225,344     100,000     916,643           0     117,666           0     349,150
President of ......   1997     192,115     117,000           0           0      27,000           0       7,578
Operations

Bruce J. Beardsley    1999     200,000           0           0           0           0           0      10,000
Senior Vice .......   1998     195,227      40,000     435,370           0      80,641           0     210,195
President of ......   1997     151,153      70,000           0           0      17,000           0       8,178
Acquisitions

William H. Stephan    1999     190,000           0           0           0           0           0       9,500
Senior Vice .......   1998     186,230      40,000     432,505           0      80,641           0     199,007
President and .....   1997     146,154      60,000           0           0      16,000           0       7,346
Chief Financial
Officer

Steven V. Raso ....   1999     140,000           0           0           0           0           0       7,000
Senior Vice .......   1998     138,462     220,000     278,780           0      55,771           0     147,442
President of ......   1997     111,153      35,000           0           0      18,000           0       5,923
Operations

(1) Includes stock options exercised on August 11, 1998 in connection with the Merger.

(2) Includes matching contributions made by the Company under its Supplemental Executive Retirement Plan and 401(k) Plan.

(3) Includes "Change in Control" payments made and forgiveness of loans used to purchase stock, as provided in the Employee Agreements referred to below.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                                                              NUMBER OF
                                                              SECURITIES         VALUE OF
                                                              UNDERLYING         UNEXERCISED
                                                              UNEXERCISED        IN-THE MONEY
                                                              OPTIONS/SARS AT    OPTIONS/SARS AT
                                                              FISCAL YEAR END    FISCALYEAR END ($)
                           SHARES
                           ACQUIRED ON      VALUE             EXERCISABLE/           EXERCISABLE/
       NAME                EXERCISE (#)     REALIZED ($)      UNEXERCISABLE    UNEXERCISABLE (1)
       ----                ------------     ------------      -------------    -----------------


Stephen L. Guillard                   0                0             0/160,904                 0
Damian N. Dell'Anno                   0                0        10,560/104,666                 0
Bruce J. Beardsley                    0                0         39,162/72,641                 0
William H. Stephan                    0                0         38,332/72,641                 0
Steven V. Raso                        0                0         21,940/50,771                 0

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

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso (collectively, the "Employment Agreements"). Under the terms of the Employment Agreements, Mr. Guillard serves as President and Chief Executive Officer of the Company and receives a minimum base salary payable at an annual rate of $345,000, Mr. Dell'Anno serves as Executive Vice President and Chief Operating Officer of the Company and receives a minimum base salary payable at an annual rate of $225,000, Mr. Stephan serves as Senior Vice President and Chief Financial Officer of the Company and receives a minimum base salary payable at an annual rate of $190,000, Mr. Beardsley serves as Senior Vice President of Acquisitions of the Company and receives a minimum base salary payable at an annual rate of $200,000 and Mr. Raso serves as Senior Vice President of Operations of the Company and receives a minimum base salary payable at an annual rate of $140,000. The salaries of Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso were to be increased to $375,000, $240,000, $200,000, $215,000 and $150,000, respectively, effective April 1,
1999. Through December 31, 1999, Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso elected to forgo the scheduled compensation adjustments. In January 2000, the amounts of compensation due to these individuals as a result of these elective deferrals were paid by the Company, and as of January 1, 2000, the salaries of Messrs. Guillard, Dell'Anno, Stephan, Beardsley, and Raso were increased to $375,000, $270,000, $200,000, $215,000 and $170,000, respectively.
Under the terms of these Employment Agreements, the salaries of each officer will be subject to further adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company.

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

STOCK INCENTIVE PLAN

  Immediately   following  the  Merger,   the  Company  adopted  the  Harborside
Healthcare Corporation Stock Incentive Plan (the "Stock Option Plan"). Initially, 806,815 shares were made available to be awarded under the Stock Option Plan, representing approximately 10% of the shares of common stock of Harborside outstanding immediately after the Effective Time, determined after giving effect to the exercise of the options issued or issuable under the Stock Option Plan. Options to purchase approximately 7.7% of such shares (determined on such basis) were granted to members of the Company's management upon consummation of the Merger. Options for the remaining approximately 2.3% of the shares of capital stock of the Company (determined on such basis) were reserved for grant to current or future officers and employees of the Company.

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

  As of March 30, 2000, there were 661,332 shares of Harborside Class A Common Stock, 20,000 shares of Harborside Class D Common Stock and no shares of Common Stock outstanding. Holders of shares of Harborside Class A Common Stock and Common Stock of the Company are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. Holders of Harborside Class D Common Stock as of the Effective Time are entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL.

As a result of the consummation of the Merger, the New Investors beneficially own all of the outstanding Harborside Class D Common Stock, constituting approximately 91% of the outstanding voting stock of the Company, and pre-Merger stockholders, including certain members of management, beneficially own all of the outstanding Harborside Class A Common Stock, constituting approximately 9% of the outstanding voting stock of the Company. In addition, the New Investors own 5,940,000 shares of Harborside Class B Common Stock and 640,000 shares of Harborside Class C Common Stock.

  The following table sets forth certain information regarding the beneficial ownership of the voting stock of the Company as of March 30, 2000. The table sets forth, as of that date, (i) each person known by the Company to be the beneficial owner of more than 5% of any class of voting stock of the Company,
(ii) each person who was a director of the Company or a named executive officer of the Company who beneficially owned shares of voting stock of the Company and
(iii) all directors of the Company and executive officers of the Company as a group. None of the Company's directors or officers own shares of Harborside Class D Common Stock. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

                         HARBORSIDE CLASS A COMMON STOCK
                              (9% Of Voting Power)

Name and address                         Number of Number of         Percent of
Beneficial Owner (1)                     Shares(2) Options   Total   (Class (4)
--------------------                     -------   -------   -------   ----


George Krupp (5) ......................   194,162      --     194,162     29.4
Douglas Krupp (5) .....................   194,163      --     194,163     29.4
Stephen L. Guillard ...................   177,688      --     177,688     26.9
Damian N. Dell'Anno ...................    47,563    10,560    58,123      8.7
Bruce J. Beardsley ....................      --      39,162    39,162      5.6
William H. Stephan ....................       400    38,332    38,732      5.5
Steven V. Raso ........................      --      21,940    21,940      3.2
All directors and executive officers as
a group, including certain of the
persons named above (10 persons) ......   225,561   109,994   335,555     43.5



                        HARBORSIDE CLASS D COMMON STOCK
                                          (91% Of Voting Power)

                                                      Number of  Percent of
Name and address of Beneficial Owner                  Shares(2)  Class
------------------------------------                  ------     -----

<
INVESTCORP S.A. (6)(7) ............................   20,000     100.0
SIPCO Limited (8) .................................   20,000     100.0
CIP Limited (9)(10) ...............................   18,400      92.0
Ballet Limited (9)(10) ............................    1,840       9.2
Denary Limited (9)(10) ............................    1,840       9.2
Gleam Limited (9)(10) .............................    1,840       9.2
Highlands Limited (9)(10) .........................    1,840       9.2
Nobel Limited (9)(10) .............................    1,840       9.2
Outrigger Limited (9)(10) .........................    1,840       9.2
Quill Limited (9)(10) .............................    1,840       9.2
Radial Limited (9)(10) ............................    1,840       9.2
Shoreline Limited (9)(10) .........................    1,840       9.2
Zinnia Limited (9)(10) ............................    1,840       9.2
INVESTCORP Investment Equity Limited (7) ..........    1,600       8.0

(1)      The  address  of  each  person  listed  in the  table  as a  holder  of
         Harborside Class A Common Stock is c/o Harborside Healthcare Corporation, One Beacon Street, Boston, Massachusetts 02108.
(2) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security.
(3) Includes shares of stock that are subject to options exercisable within 60 days of March 31, 1999. The options granted upon consummation of the Merger pursuant to the Issuer's new Stock Option Plan are not included in this table because they are not exercisable within 60 days of March 31, 1999.
(4) Reflects the percentage such shares and options represent of the number of outstanding shares of such class of the Issuer's common stock after giving effect to the exercise of options owned by such person or persons.
(5) The shares beneficially owned by George Krupp are owned of record by The George Krupp 1994 Family Trust ("GKFT"). The shares beneficially owned by Douglas Krupp are owned of record by The Douglas Krupp 1994 Family Trust ("DKFT"). The trustees of both GKFT and DKFT are Lawrence
         I. Silverstein, Paul Krupp and M. Gordon Ehrlich (the "Trustees"). The Trustees share control over the power to dispose of the assets of GKFT and DKFT and thus each may be deemed to beneficially own the shares held by GKFT and DKFT; however, each of the Trustees disclaims beneficial ownership of all of such shares.
 (6) Investcorp does not directly own any stock in the Issuer. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (See note (7) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (See note (10) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of
         Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and disposition of the Issuer voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.
(8) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.
(9) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.
(10) CIP Limited ("CIP") owns no stock in the Issuer. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (See note (10) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of the Issuer held by such entities because CIP acts as a director of such entities and the ultimate beneficial stockholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of the Issuer's voting stock.
(11)     Each of CIP Limited,  Ballet Limited,  Denary  Limited,  Gleam Limited,
         Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, GeorgeTown, Grand Cayman, Cayman Islands.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In December of 1999, the Company borrowed $5 million from an affiliate of Investcorp S.A. to fund a payment of $5 million to the landlord of four facilities in Ohio. In return for the payment, the Company received an option to acquire the four facilities. Interest on this loan is payable quarterly in arrears and is based on a ninety-day LIBOR rate plus 275 basis points. The loan is due on the earlier of December 31, 2000 or the acquisition of the facilities.

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

  Harborside entered into a Non-Compete Agreement, dated as of April 15, 1998, with each of Douglas Krupp, a director of Harborside prior to the Merger and a beneficial stockholder of the Company, and George Krupp, a beneficial stockholder of the Company, pursuant to which each such individual agreed for a one-year period commencing at the date of the Merger not to engage in certain business activities or to own certain equity interests in any person or entity that engages in such business activities. Pursuant to such agreements, Harborside paid $250,000 to each of such individuals at the date of the Merger.

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


10.4(c)* Second Amendment to Facility Lease Agreement, dated as of May 17, 1996, by and between Meditrust of Ohio, Inc. and Harborside Toledo Limited Partnership (Swanton Facility)


10.5*Amended and  Restated  Agreement  of Limited  Partnership  of Bowie  Center
     Limited Partnership, dated April 7, 1993


10.6*Agreement of Lease,  dated March 16, 1993, between Bryan Nursing Home, Inc.
     and Harborside of Ohio Limited Partnership (Defiance and Northwestern Ohio Facilities)


10.7*First  Amendment to Agreement of Lease,  dated June 1, 1993, by and between
     Bryan Nursing Home, Inc. and Harborside Ohio Limited Partnership

10.8*Option to Purchase  Agreement,  dated March 16, 1993,  by and between Bryan
     Nursing Home, Inc. and Harborside Ohio Limited Partnership


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


(b)  Reports on Form 8-K:
     None

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.
                                      HARBORSIDE HEALTHCARE CORPORATION

                                        By   /s/ Stephen L. Guillard
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/s/ Stephen L. Guillard        Chairman, President, Chief Executive Officer
-----------------------         and Director
                               (Principal Executive Officer)

/s/ Damian N. Dell'Anno        Executive Vice President of Operations
-----------------------         and Director


/s/ William H. Stephan         Senior Vice President, Chief Financial Officer
----------------------          and Director
                               (Principal Financial and Accounting Officer)

/s/ Christopher J. O'Brien     Director


/s/ Charles J. Philippin       Director


/s/ Lars C. Haegg              Director
-----------------


/s/ Edward G. Lord III         Director
----------------------


/s/ James O. Egan              Director
-----------------


/s/ Charles Marquis            Director
-------------------

                        Harborside Healthcare Corporation
                                One Beacon Street
                                Boston, MA 02210


March 30, 2000




Securities and Exchange Commission
450 Fifth Avenue, N.W.
Washington, D.C.  20549



Ladies and Gentlemen:

     In accordance with Item 601(b)(4)(iii) of Regulation S-K, Harborside Healthcare Corporation (the "Company") has not filed herewith any instrument with respect to long term debt not being registered where the total number of securities authorized thereunder does not exceed ten percent (10%) of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such agreement to the Securities and Exchange Commission upon request.

                                               Very truly yours,

                                               HARBORSIDE HEALTHCARE CORPORATION

                                               By: /s/ William H. Stephan
                                                       ------------------
                                                      Chief Financial Officer

Exhibit 21.1

Subsidiaries of Harborside Healthcare Corporation as of December 31, 1999:

                                               Jurisdiction of
                                               Incorporation or
                           Name                Organization                Doing Business As


1.  Bay Tree Nursing Center Corporation          Massachusetts             Harborside Healthcare -Palm Harbor

2.  Belmont Nursing Center Corporation           Massachusetts             Harborside Healthcare -Toledo

3.  Bowie Center Limited Partnership             Maryland                  Larkin Chase Nursing and
                                                                           Restoration Center

4.  Countryside Care Center Corporation          Massachusetts             Harborside Healthcare -Terre Haute

5.  Harborside of Cleveland Limited Partnership  Massachusetts             Harborside Healthcare - Beachwood
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Broadview Heights
                                                                           Rehabilitation and Nursing
                                                                           Center
                                                                           Harborside Healthcare - Westlake I
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Westlake II
                                                                           Rehabilitation and Nursing Center

6.  Harborside of Florida Limited Partnership    Florida                   Harborside Healthcare - Brevard

7.  Harborside of Ohio Limited Partnership       Massachusetts             Harborside Healthcare - Northwest Ohio
                                                                           Harborside Healthcare - Defiance

8.  Harborside Funding Limited Partnership       Massachusetts

9.  Harborside Health I Corporation              Delaware                  Harborside Nursing Homes, Inc.

10. Harborside Healthcare Advisors               Massachusetts
      Limited Partnership

11. Harborside Healthcare Limited                Massachusetts             Allicor
      Partnership                                                          Harborside Healthcare Management
                                                                           Limited Partnership
12. Harborside Healthcare Network                Florida
      Limited Partnership

13. Harborside Homecare Limited                  Massachusetts             Behavioral Health Care
      Partnership

14. Harborside New Hampshire                     Massachusetts             Harborside Nursing Facilities Limited
      Limited Partnership                                                  Partnership
                                                                           Harborside Healthcare - Applewood
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Crestwood
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Milford
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Northwood
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Pheasantwood
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Westwood
                                                                           Rehabilitation and Nursing Center


15. Harborside Rehabilitation Limited            Massachusetts             Theracor Rehabilitation Services
      Partnership

16. Harborside Toledo Corporation                Massachusetts

17. Harborside Toledo Limited Partnership        Massachusetts             Harborside Healthcare - Swanton

18. HHCI Limited Partnership                     Massachusetts             Harborside Healthcare - Naples
                                                                           Harborside Healthcare - Sarasota
                                                                           Harborside Healthcare - Pinebrook
                                                                           Harborside Healthcare - New Haven
                                                                           Harborside Healthcare - Woods Edge
                                                                           Harborside Healthcare - Indianapolis
                                                                           Harborside Healthcare - Troy
19. KHI Corporation                              Delaware

20. Maryland Harborside Corporation              Massachusetts

21. Oakhurst Manor Nursing Center                Massachusetts             Harborside Healthcare - Ocala
      Corporation

22. Orchard Ridge Nursing Center                 Massachusetts             Harborside Healthcare - Gulf Coast
      Corporation

23. Riverside Retirement Limited Partnership     Massachusetts             Harborside Healthcare - Decatur

24. Sunset Point Nursing Center Corporation      Massachusetts             Harborside Healthcare - Clearwater

25. West Bay Nursing Center Corporation          Massachusetts             Harborside Healthcare - Tampa Bay

26. Harborside Healthcare Baltimore Limited
      Partnership                                Massachusetts             Harborside Healthcare -Harford Gardens

27. Harborside Massachusetts
          Limited Partnership                    Massachusetts             Harborside Healthcare - North Shore
                                                                           Harborside Healthcare -Maplewood
                                                                           Harborside Healthcare - Cedar Glen
                                                                           Harborside Healthcare - Danvers
28. Harborside of Dayton
          Limited Partnership                    Massachusetts             Harborside Healthcare - Laurelwood
                                                                           Harborside Healthcare - New Lebanon
                                                                           Harborside Healthcare - Dayton
29. Harborside Connecticut
          Limited Partnership                    Massachusetts             Harborside Healthcare - Arden House
                                                                           Harborside Healthcare - Governor's
                                                                           Harborside Healthcare - Willows
                                                                           Harborside Healthcare - Madison House
                                                                           Harborside Healthcare - Reservoir

30. Harborside Rhode Island
       Limited Partnership                       Massachusetts             Harborside Healthcare - Greenwood
                                                                           Harborside Healthcare - Pawtuxet Village

31. Harborside North Toledo
       Limited Partnership                       Massachusetts             Harborside Healthcare - Sylvania
                                                                           Harborside Healthcare - Point Place

32. Harborside Danbury
       Limited Partnership                       Massachusetts             Harborside Healthcare - Glen Hill
                                                                           Harborside Healthcare - Glen Crest