Form 10-Q
period 2000-03-31
HARBORSIDE HEALTHCARE CORP
filed 2000-05-10
CIK 1011693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the quarterly period ended     March  31, 2000
                              -----------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the transition period from                         to
                               ------------------------  ----------------------




                      Commission file number      333-64679
                                            ---------------


                        Harborside Healthcare Corporation


                  Delaware                              04-3307188
--------------------------------------------------------------------------------
(State or other  jurisdiction of            (IRS employer identification no.)
 incorporation  or  organization)


    One Beacon Street, Boston, Massachusetts               02108
--------------------------------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)


                                 (617) 646-5400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock, par value $0.01 per share outstanding as of May 9, 2000: 7,261,332.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                            Page

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                     December 31, 1999 and March 31, 2000                     3

                  Condensed Consolidated Statements of Operations
                     For the Three Months Ended
                     March 31, 1999 and 2000                                  4

                  Condensed Consolidated Statement of Changes
                     in Stockholders' Deficit for the Three Months
                     Ended March 31, 2000                                     5

                  Condensed Consolidated Statements of Cash Flows
                     For the Three Months Ended March 31, 1999 and 2000       6

                  Notes to Condensed Consolidated Financial Statements        7

Item 2.           Management's Discussion and Analysis of Financial           14
                     Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk  20

Part II           OTHER INFORMATION                                           21

                  Signatures                                                  22



PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-------

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                         (Unaudited)
                                                            December 31,  March 31,
                                                                1999         2000
                                                             ---------    ---------
                      ASSETS
Current assets:

  Cash and cash equivalents ..............................   $   1,386    $   1,127
  Accounts receivable, net of allowances for doubtful
     accounts of $3,098 and $3,655,  respectively ........      50,168       51,009
  Prepaid expenses and other .............................      19,940       20,014
  Prepaid income taxes ...................................       2,608        2,721
  Deferred income taxes ..................................       2,400        2,400
                                                             ---------    ---------
     Total current assets ................................      76,502       77,271

 Restricted cash .........................................       2,420        2,559
 Property and equipment, net .............................     166,326      165,949
 Deferred financing and other non-current assets, net ....      15,546       14,899
 Other assets, net .......................................       3,100        2,800
 Note receivable .........................................       7,487        7,487
 Deferred income taxes ...................................      11,852       13,099
                                                             ---------    ---------
   Total assets ..........................................   $ 283,233    $ 284,064
                                                             =========    =========

                    LIABILITIES
Current liabilities:
  Current maturities of long-term debt ...................   $     227    $     233
  Current portion of capital lease obligation ............       4,633        4,727
  Note payable to affiliate ..............................       5,000        5,000
  Accounts payable .......................................       9,328       10,217
  Employee compensation and benefits .....................      14,021       13,919
  Other accrued liabilities ..............................       5,508        5,596
  Accrued interest .......................................         572          251
  Current portion of deferred income
                                                                   677          636
                                                             ---------    ---------
    Total current liabilities ............................      39,966       40,579

 Long-term portion of deferred income ....................       2,427        2,299
 Long-term debt ..........................................     166,018      169,117
 Long-term portion of capital lease obligation ...........      50,067       49,729
                                                             ---------    ---------
    Total liabilities ....................................     258,478      261,724
                                                             ---------    ---------

Exchangeable  preferred  stock,  redeemable,
  $.01 par value with a  liquidation value of
  $1,000 per share; 500,000 shares authorized;
  48,277 and 49,901 issued and outstanding, respectively .      48,277       49,901
                                                             ---------    ---------

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 19,000,000 shares
  authorized, 7,261,332 shares issued and outstanding ....         146          146
Additional paid-in capital ...............................     198,603      196,973
Less common stock in treasury, at cost, 7,349,832 shares .    (183,746)    (183,746)
Accumulated deficit ......................................     (38,525)     (40,934)
                                                             ---------    ---------
    Total stockholders' deficit ..........................     (23,522)     (27,561)
                                                             ---------    ---------
    Total liabilities and stockholders' deficit ..........   $ 283,233    $ 284,064
                                                             =========    =========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                             For the three months ended
                                                 March 31,    March 31,
                                                   1999        2000
                                                --------    --------

Total net revenues ..........................   $ 71,704    $ 78,976
                                                --------    --------

Expenses:
 Facility operating .........................     62,705      63,533

 General and administrative .................      4,792       4,475
 Service charges paid to former affiliate ...        296         275
 Amortization of prepaid management fee .....        300         300
 Depreciation and amortization ..............      2,541       2,642
 Facility rent ..............................      5,611       5,676
                                                --------    --------
    Total expenses ..........................     76,245      76,901
                                                --------    --------

Income (loss) from operations ...............     (4,541)      2,075


Other:
 Interest expense, net ......................      4,800       5,744
 Other expense ..............................         63         280
                                                --------    --------

Loss before income taxes ....................     (9,404)     (3,949)
Income tax benefit ..........................     (3,668)     (1,540)
                                                --------    --------

Net loss ....................................     (5,736)     (2,409)
Preferred stock dividends ...................     (1,427)     (1,630)
                                                --------    --------
Loss applicable to common shares ............   $ (7,163)   $ (4,039)
                                                ========    ========

Loss per common share (Note C):
     Basic and diluted ......................   $  (0.99)   $  (0.56)
                                                ========    ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                             (dollars in thousands)


                                                                Additional
                                                       Common    Paid-In      Treasury   Accumulated
                                                       Stock     Capital        Stock      Deficit       Total


Stockholders' deficit, December 31, 1999 ...........  $    146   $ 198,603  $ (183,746) $  (38,525)  $  (23,522)

Preferred stock dividends ..........................      --        (1,630)         --         --        (1,630)

Net loss for the three months ended
  March 31, 2000 ...................................      --          --            --      (2,409)      (2,409)
                                                      --------   ---------  ----------  ----------   ----------

Stockholders' deficit, March 31, 2000 ..............  $    146   $ 196,973  $ (183,746) $  (40,934)  $  (27,561)
                                                      ========   =========  ==========  ==========   ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 (dollars in thousands)


                                                                            For the three months ended
                                                                                        March 31,
                                                                                ----------------------
                                                                                     1999       2000
Operating activities:
Net loss .......................................................................   $(5,736)   $(2,409)
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation of property and equipment .......................................     1,664      2,031
  Amortization of deferred financing and other non-current assets ..............       873        611
  Amortization of prepaid management fee .......................................       300        300
  Amortization of deferred income ..............................................      (168)      (169)
  Accretion of senior subordinated discount notes ..............................     2,844      3,158
  Amortization of loan costs and fees (included in rental and interest expense)         14         36
  Accretion of interest on capital lease obligation ............................       828        894
                                                                                   -------    -------
                                                                                       619      4,452
Changes in operating assets and liabilities:
  (Increase)  decrease in accounts receivable ..................................       876       (841)
  Increase in prepaid expenses and other .......................................    (3,100)       (74)
  Increase in deferred income taxes ............................................      --       (1,247)
  Increase in accounts payable .................................................     3,600        889
  Increase (decrease) in employee compensations and benefits ...................     2,345       (102)

Increase (decrease) in accrued interest ........................................        60       (321)
  Increase in other accrued liabilities ........................................       865         88
  Increase in prepaid income taxes .............................................    (3,573)      (113)
                                                                                   -------    -------
Net cash provided by operating activities ......................................     1,692      2,731
                                                                                   -------    -------
Investing activities:
  Additions to property and equipment ..........................................    (4,397)    (1,654)
  Additions to deferred financing and other non-current assets .................    (1,058)      --
  Transfers (to) restricted cash, net ..........................................      (194)      (139)
                                                                                   -------    -------
  Net cash used by investing activities ........................................    (5,649)    (1,793)
                                                                                   -------    -------
Financing activities:
  Borrowings under revolving line of credit ....................................     7,000       --
  Payments of long-term debt ...................................................       (75)       (53)
  Principal payments of capital lease obligation ...............................    (1,046)    (1,138)
  Dividends paid on exchangeable preferred stock ...............................        (6)        (6)
                                                                                   -------    -------
Net cash provided (used) by financing activities ...............................     5,873     (1,197)
                                                                                   -------    -------
Net increase (decrease) in cash and cash equivalents ...........................     1,916       (259)
Cash and cash equivalents, beginning of period .................................       896      1,386
                                                                                   -------    -------
Cash and cash equivalents, end of period .......................................   $ 2,812    $ 1,127
                                                                                   =======    =======

Supplemental Disclosure:
  Interest paid ................................................................   $ 1,382    $ 2,185
                                                                                   =======    =======
  Income taxes paid ............................................................   $    47    $    21
                                                                                   =======    =======
  Accretion of preferred stock dividends .......................................   $ 1,421    $ 1,624
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

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.  General

  Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and, until September 1999, provided rehabilitation therapy services to non-affiliated long-term care facilities (See Note D). As of March 31, 2000, the Company owned twenty-two facilities, operated twenty-seven additional facilities under various leases and managed one facility. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B.  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's filing on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, the results of its operations for the three-month periods ended March 31, 1999 and 2000 and its cash flows for the three-month periods ended March 31, 1999 and 2000. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

C.  Loss Per Common Share

  The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 1999 and 2000:

                                                      1999           2000
                                                  -----------    -----------
Numerator:
    Net loss ..................................   $(5,736,000)   $(2,409,000)
    Preferred Stock dividends .................    (1,427,000)    (1,630,000)
                                                  -----------    -----------
Loss applicable to common shares ..............   $(7,163,000)   $(4,039,000)
                                                  ===========    ===========

Denominator:
    Denominator for basic  and diluted loss per
     common share - weighted average shares ...     7,261,000      7,261,000
                                                  ===========    ===========

Basic and diluted loss per common share .......   $     (0.99)   $     (0.56)
                                                  ===========    ===========

     For the three month periods ended March 31, 1999 and 2000, 670,813 and 625,510, respectively, of stock options were not included in the computation of diluted loss per common share because to do so would have been antidilutive.

D.  Restructuring Costs

  During the third quarter of 1999, the Company terminated its contracts to provide rehabilitative therapy services to non-affiliated long-term care facilities. The Company, through a wholly-owned subsidiary, had provided physical, speech and occupational therapy services to non-affiliated long-term care facilities since 1995. Significant changes in the contract therapy business, primarily related to reductions in Medicare reimbursement for therapy services caused by the Balanced Budget Act of 1997 led to this decision. The Company continues to provide rehabilitation therapy services to long-term care facilities which it owns and operates.

  The Company's therapy services restructuring plan required the termination of approximately sixty rehabilitation therapy services employees and the closure of two regional offices. During the third quarter of 1999, the Company recorded a restructuring charge of approximately $5.7 million under this plan, most of which were non-cash in nature. The restructuring charge consisted of $2.5 million of uncollectible accounts receivable, $1.5 million of unamortized goodwill, $0.7 million of employee costs and approximately $1.0 million due to the write-off of other assets. As of March 31, 2000, the Company's restructuring reserve was fully utilized.

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

 The information which follows presents the condensed consolidating financial position as of December 31, 1999 and March 31, 2000; the condensed consolidating results of operations for the three-month periods ended March 31, 1999 and 2000; and the consolidating cash flows for the three-months ended March 31, 1999 and 2000 of (a) the parent company only ("the Parent"), (b) the combined Guarantors,
(c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                             As of December 31, 1999
                                   (Unaudited)
                             (dollars in thousands)

                                                          Parent     Guarantors Non-Guarantors Elimination  Consolidated
ASSETS
Current assets:
   Cash and cash equivalents .........................   $    --      $     355    $   1,031    $    --      $   1,386
   Accounts receivable, net of allowance .............        --         34,423       15,745         --         50,168
   Intercompany receivable ...........................     137,614         --           --       (137,614)        --
   Prepaid expenses and other ........................       3,590       14,096        2,254         --         19,940
   Prepaid income taxes ..............................       2,608         --           --           --          2,608
   Deferred income taxes .............................       2,150          250         --           --          2,400
                                                         ---------    ---------    ---------    ---------    ---------
Total current assets .................................     145,962       49,124       19,030     (137,614)      76,502

Restricted cash ......................................        --          1,826          594         --          2,420
Investment in limited partnership ....................      15,584         --          4,044      (19,628)        --
Property and equipment, net ..........................        --        146,976       19,350         --        166,326
Deferred financing and other
  non-current assets, net ............................      10,749        3,416        1,381         --         15,546
Other assets, net ....................................       3,100         --           --           --          3,100
Note receivable ......................................        --          7,487         --           --          7,487
Deferred income taxes ................................          71       11,781         --           --         11,852
                                                         ---------    ---------    ---------    ---------    ---------
Total assets .........................................   $ 175,466    $ 220,610    $  44,399    $(157,242)   $ 283,233
                                                         =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt   ............    $   --      $      22    $     205    $    --      $     227
   Current portion of capital lease
     obligation ......................................        --          4,633         --           --          4,633
   Note payable to affiliate .........................       5,000         --           --           --          5,000
   Accounts payable ..................................        --          6,879        2,449         --          9,328
   Intercompany payable ..............................        --        109,511       11,766     (121,277)        --
   Employee compensation and benefits ................        --         10,687        3,334         --         14,021
   Other accrued liabilities .........................        --          4,663          845         --          5,508
   Accrued interest ..................................       4,342       12,584         --        (16,354)         572
   Current portion of deferred income ................        --           --           --            677          677
                                                         ---------    ---------    ---------    ---------    ---------
Total current liabilities ............................       9,342      148,979       18,599     (136,954)      39,966

Long-term portion of deferred income .................        --            893        2,211         (677)       2,427
Long-term debt .......................................     132,243        1,517       15,904       16,354      166,018
Long-term  portion of capital lease obligation .......        --         50,067         --           --         50,067
                                                         ---------    ---------    ---------    ---------    ---------
Total liabilities ....................................     141,585      201,456       36,714     (121,277)     258,478
                                                         ---------    ---------    ---------    ---------    ---------

Exchangeable  preferred  stock,  redeemable,
  $.01 par value with a  liquidation value of
  $1,000 per share; 500,000 shares authorized;
  48,277 shares issued and outstanding ...............      48,277         --           --           --         48,277
                                                         ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
   shares authorized; 7,261,332 shares issued
   and outstanding ...................................         146        2,569        3,885       (6,454)         146
Additional paid-in capital ...........................     198,377         --           --            226      198,603
Less common stock in  treasury, at
   cost, 7,349,832 shares ............................    (183,746)        --           --           --       (183,746)
Partners' equity .....................................        --         24,755        7,074      (31,829)        --
Accumulated deficit ..................................     (29,173)      (8,170)      (3,274)       2,092      (38,525)
                                                         ---------    ---------    ---------    ---------    ---------
Total stockholders' equity (deficit) .................     (14,396)      19,154        7,685      (35,965)     (23,522)
                                                         ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity (deficit)     $ 175,466    $ 220,610    $  44,399    $(157,242)   $ 283,233
                                                         =========    =========    =========    =========    =========

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                              As of March 31, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                          Parent   Guarantors  Non-Guarantors Elimination  Consolidated
ASSETS
Current assets:
   Cash and cash equivalents ........................   $    --      $     446    $     681    $    --      $   1,127
   Accounts receivable, net of allowance ............        --         36,367       14,642         --         51,009
   Intercompany receivable ..........................     137,742         --           --       (137,742)        --
   Prepaid expenses and other .......................       4,010       13,731        2,273         --         20,014
   Prepaid income taxes .............................       2,721         --           --           --          2,721
   Deferred income taxes ............................       2,150          250         --           --          2,400
                                                        ---------    ---------    ---------    ---------    ---------
Total current assets ................................     146,623       50,794       17,596     (137,742)      77,271

Restricted cash .....................................        --          1,931          628         --          2,559
Investment in limited partnership ...................      15,584         --          4,044      (19,628)        --
Property and equipment, net .........................        --        146,606       19,343         --        165,949
Deferred financing and other
  non-current assets, net ...........................      10,298        3,284        1,317         --         14,899
Other assets, net ...................................       2,800         --           --           --          2,800
Note receivable .....................................        --          7,487         --           --          7,487
Deferred income taxes ...............................          71       13,028         --           --         13,099
                                                        ---------    ---------    ---------    ---------    ---------
Total assets ........................................   $ 175,376    $ 223,130    $  42,928    $(157,370)   $ 284,064
                                                        =========    =========    =========    =========    =========


LIABILITIES
Current liabilities:
   Current maturities of long-term debt .............   $    --      $      22    $     211    $    --      $     233

   Current portion of capital lease
     obligation .....................................        --          4,727         --           --          4,727
   Note payable to affiliate ........................       5,000         --           --           --          5,000
   Accounts payable .................................        --          7,738        2,479         --         10,217
   Intercompany payable .............................        --        110,370       10,857     (121,227)        --
   Employee compensation and benefits ...............        --         11,242        2,677         --         13,919
   Other accrued liabilities ........................        --          4,558        1,038         --          5,596
   Accrued interest .................................       5,313       14,450         --        (19,512)         251
   Current portion of deferred income ...............        --           --           --            636          636
                                                        ---------    ---------    ---------    ---------    ---------
Total current liabilities ...........................      10,313      153,107       17,262     (140,103)      40,579


Long-term portion of deferred income ................        --            816        2,119         (636)       2,299
Long-term debt ......................................     132,243        1,513       15,849       19,512      169,117
Long-term portion of capital lease obligation .......        --         49,729         --           --         49,729
                                                        ---------    ---------    ---------    ---------    ---------
Total liabilities ...................................     142,556      205,165       35,230     (121,227)     261,724
                                                        ---------    ---------    ---------    ---------    ---------


Exchangeable  preferred  stock,  redeemable,
  $.01 par value with a  liquidation value of
  $1,000 per share; 500,000 shares authorized;
  49,901 shares issued and outstanding ............        49,901         --           --           --         49,901
                                                        ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
    shares authorized; 7,261,332 shares issued
    and outstanding .................................         146        2,569        3,885       (6,454)         146
Additional paid-in capital ..........................     196,747         --           --            226      196,973
Less common stock in treasury, at
   cost, 7,349,832 shares ...........................    (183,746)        --           --           --       (183,746)

Partners' equity ....................................        --         24,755        7,074      (31,829)        --

Accumulated deficit .................................     (30,228)      (9,359)      (3,261)       1,914      (40,934)
                                                        ---------    ---------    ---------    ---------    ---------

Total stockholders' equity (deficit) ................     (17,081)      17,965        7,698      (36,143)     (27,561)
                                                        ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity (deficit)    $ 175,376    $ 223,130    $  42,928    $(157,370)   $ 284,064
                                                         =========   =========    =========    =========    =========


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                    For the three months ended March 31, 1999
                                   (Unaudited)
                             (dollars in thousands)

For the three months ended March 31, 1999:

                                                    Parent    Guarantors Non-Guarantors Elimination Consolidated

Total net revenues ..............................   $      7    $ 53,436    $ 23,149    $ (4,888)   $ 71,704
                                                    --------    --------    --------    --------    --------


Expenses:
  Facility operating ............................       --        47,689      19,904      (4,888)     62,705
  General and administrative ....................         10       4,782        --          --         4,792
  Service charges paid to  former affiliate .....       --           296        --          --           296
  Amortization of prepaid management fee ........        300        --          --          --           300
  Depreciation and amortization .................        374       1,745         422        --         2,541
  Facility rent .................................       --         3,468       2,143        --         5,611
  Management fees paid to affiliates ............       --        (1,402)      1,402        --          --
                                                    --------    --------    --------    --------    --------
Total expenses ..................................        684      56,578      23,871      (4,888)     76,245
                                                    --------    --------    --------    --------    --------
Loss from operations ............................       (677)     (3,142)       (722)       --        (4,541)

Other:
  Interest expense, net .........................        697       3,673         430        --         4,800
  Other expense .................................       --          --          --            63          63
                                                    --------    --------    --------    --------    --------

Loss before income taxes ........................     (1,374)     (6,815)     (1,152)        (63)     (9,404)
Income tax benefit ..............................       (536)     (2,658)       (449)        (25)     (3,668)
                                                    --------    --------    --------    --------    --------
Net loss ........................................   $   (838)   $ (4,157)   $   (703)   $    (38)   $ (5,736)
                                                    ========    ========    ========    ========    ========


               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                    For the three months ended March 31, 2000
                                   (Unaudited)
                             (dollars in thousands)

For the three months ended March 31, 2000:

                                                     Parent   Guarantors Non-Guarantors Elimination Consolidated

Total net revenues ..............................   $   --      $ 54,048    $ 25,175    $   (247)   $ 78,976
                                                    --------    --------    --------    --------    --------


Expenses:
  Facility operating ............................       --        43,182      20,598        (247)     63,533
  General and administrative ....................          6       4,469        --          --         4,475
  Service charges paid to former affiliate ......       --           275        --          --           275
  Amortization of prepaid management fee ........        300        --          --          --           300
  Depreciation and amortization .................        452       1,717         473        --         2,642
  Facility rent .................................       --         3,515       2,161        --         5,676
  Management fees paid to affiliates ............       --        (1,499)      1,499        --          --
                                                    --------    --------    --------    --------    --------
Total expenses ..................................        758      51,659      24,731        (247)     76,901
                                                    --------    --------    --------    --------    --------
Income (loss) from operations ...................       (758)      2,389         444        --         2,075

Other:
  Interest expense, net .........................        972       4,350         422        --         5,744
  Other expense .................................       --          --          --           280         280
                                                    --------    --------    --------    --------    --------

Income (loss) before income taxes ...............     (1,730)     (1,961)         22        (280)     (3,949)
Income taxes (benefit) ..........................       (675)       (772)          9        (102)     (1,540)
                                                    --------    --------    --------    --------    --------
Net income (loss) ...............................   $ (1,055)   $ (1,189)   $     13    $   (178)   $ (2,409)
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


                                                         Parent  Guarantors Non-Guarantors Elimination Consolidated
Operating activities:

Net cash provided (used) by operating activities:  ..   $ (5,258)  $ 5,832    $   120    $   998    $ 1,692
                                                        --------   -------    -------    -------    -------

Investing activities:
     Additions to property and equipment ............      --       (3,145)      (778)      (474)    (4,397)
     Additions to deferred financing and other
     non-current assets .............................    (1,737)       678          1       --       (1,058)

     Transfers (to) from restricted cash, net .......      --          373        (43)      (524)      (194)
                                                        --------    -------    -------    -------    -------

Net cash used by investing activities ...............    (1,737)    (2,094)      (820)      (998)    (5,649)
                                                        --------    -------    -------    -------    -------

Financing activities:
     Borrowings under revolving line of credit ......     7,000       --         --         --        7,000
     Payments of long-term debt .....................      --         (119)        44       --          (75)
     Principal payments of capital lease obligation                 (1,046)      --         --       (1,046)
     Dividends paid on exchangeable preferred stock .        (6)      --         --         --           (6)
                                                        --------    -------    -------    -------    -------
Net cash (used) provided by financing activities ....     6,994     (1,165)        44       --        5,873
                                                        -------     -------    -------    -------    -------

Net increase (decrease) in cash and cash equivalents         (1)     2,573       (656)      --        1,916
Cash and cash equivalents, beginning of period ......        51         99        746       --          896
                                                        -------    -------    -------     -------    -------

Cash and cash equivalents, end of period   ..........   $    50    $ 2,672    $    90     $  --      $ 2,812
                                                        =======    =======    =======     =======    =======


Supplemental Disclosure:
Interest paid .......................................   $   201    $ 1,057    $   124     $  --      $ 1,382
                                                        =======    =======    =======     =======    =======
Income taxes paid ...................................   $    47    $   --     $  --       $  --      $    47
                                                        =======    =======    =======     =======    =======
Accretion of preferred stock dividends ..............   $ 1,421    $   --     $  --       $  --      $ 1,421
                                                        =======    =======    =======     =======    =======

               HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                    For the three months ended March 31, 2000
                                   (Unaudited)
                             (dollars in thousands)


                                                         Parent Guarantors Non-Guarantors  Elimination Consolidated
Operating activities:
Net cash provided by operating activities:  .........   $     6    $ 2,638    $    87    $  --     $ 2,731
                                                        -------    -------    -------    -------   -------

Investing activities:
     Additions to property and equipment ............      --       (1,269)      (385)      --      (1,654)
     Transfers (to) restricted cash, net ............      --         (105)       (34)      --        (139)
                                                        -------    -------    -------    -------   -------
Net cash used by investing activities ...............      --       (1,374)      (419)      --      (1,793)
                                                        -------    -------    -------    -------   -------

Financing activities:
     Payments of long-term debt .....................      --          (35)       (18)      --         (53)
     Principal payments of capital lease obligation                 (1,138)      --         --      (1,138)
     Dividends paid on exchangeable preferred stock .        (6)      --         --         --          (6)
                                                        -------    -------    -------    -------   -------
Net cash used by financing activities ...............        (6)    (1,173)       (18)      --      (1,197)
                                                        -------    -------    -------    -------   -------

Net increase (decrease) in cash and cash equivalents       --           91       (350)      --        --
                                                                                                      (259)
Cash and cash equivalents, beginning of period ......      --          355      1,031       --       1,386
                                                        -------    -------    -------    -------   -------
Cash and cash equivalents, end of period $ ..........      --      $   446    $   681    $  --     $ 1,127
                                                        =======    =======    =======    =======   =======

Supplemental Disclosure:
Interest paid .......................................   $   370    $ 1,654    $   161    $  --     $ 2,185
                                                        =======    =======    =======    =======   =======
Income taxes paid ...................................   $    21    $  --      $  --      $  --     $    21
                                                        =======    =======    =======    =======   =======
Accretion of preferred stock dividends ..............   $ 1,624    $  --      $  --      $  --     $ 1,624
                                                        =======    =======    =======    =======   =======

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

OVERVIEW

  Harborside Healthcare Corporation, ("Harborside" or the "Company") is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England
(Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of March 31, 2000, the Company operated 50 facilities (22 owned, 27 leased and one managed) with a total of 6,124 licensed beds. As described in Note A to the unaudited condensed consolidated financial statements included elsewhere in this report, the Company accounts for its investment in one of its owned facilities using the equity method. The Company provides a broad continuum of medical services including:
(i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Beginning in 1995 and continuing through September 1999, the Company also provided rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary. During the third quarter of 1999, the Company terminated all of its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities. During the third quarter of 1999, the Company recorded a $5.7 million charge in connection with the termination of these rehabilitation therapy contracts with non-affiliated facilities. (See Note D to the Company's unaudited condensed consolidated financial statements included elsewhere in this report.)

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:


                                                      As of March 31,
                                                      ---------------
                                                    1999         2000
                                                    ----         ----

Facilities operated (1) ...................           50           50
Licensed beds (1) .........................        6,124        6,124

The following table sets forth certain operating data for the periods indicated:

                                          For the three months ended March 31,

                                                    1999         2000
                                                 ---------    ---------

                  Patient days (2):
                    Private and other ........     124,030      114,969
                    Medicare .................      50,741       62,693
                    Medicaid .................     303,790      309,266
                                                 ---------    ---------
                  Total .......................    478,561      486,928
                                                 =========    =========

                  Total net revenues:
                    Private and other ........        30.8%        26.9%
                    Medicare .................        21.0%        24.7%
                    Medicaid .................        48.2%        48.4%
                                                 ---------    ---------
                  Total ......................       100.0%       100.0%
                                                 =========    =========

                  Average Occupancy Rate (3) .        90.6%        90.8%
                  Quality Mix (4) ............        51.8%        51.6%


(1) Includes one managed facility with 106 licensed beds on March 31, 1999 and March 31, 2000.
(2) "Patient Days" includes billed bed days for the facilities operated by the Company excluding billed bed days of the managed facility and the facility accounted for using the equity method of accounting.
(3) "Average occupancy rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the Company excluding the managed facility.
(4) "Quality Mix" consists of the percentage of the Company's total net revenues which are derived from Medicare, commercial insurers and other private payors.

RESULTS OF OPERATIONS

  The Company's total net revenues include net patient service revenues, and beginning in 1995, rehabilitation therapy service revenues from contracts with non-affiliated long-term care facilities until the third quarter of 1999 when these contracts were terminated. (See Note D to the Company's condensed consolidated financial statements included elsewhere in this report.) The Company derives its net patient service revenues primarily from private pay sources, the federal Medicare program for certain elderly and disabled patients, and state Medicaid programs for indigent patients. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements.

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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 2000

  Total Net Revenues. Total net revenues increased by $7,272,000 or 10.1%, from $71,704,000 in the first quarter of 1999 to $78,976,000 in the first quarter of 2000. The increase in total revenues from 1999 to 2000 was primarily the result of higher occupancy and higher average revenues per patient day. The average occupancy rate at all of the Company's facilities increased from 90.6% during the first quarter of 1999 to 90.8% during the first quarter of 2000. Average net patient service revenues per patient day at the Company's facilities increased from $146.67 in the first quarter of 1999 to $160.21 in the first quarter of 2000. The Company's average Medicare Part A per diem rate increased from $287 per Medicare patient day in the first quarter of 1999 to $298 per Medicare patient day in the first quarter of 2000, while the Company's average per diem Medicaid rate increased from $114.35 in the first quarter of 1999 to $123.72 in the first quarter of 2000. In accordance with provisions of the Balanced Budget Refinement Act of 1999, the Company elected to have fourteen of its facilities waive their remaining transition period available under Medicare's current prospective payment reimbursement system. Effective January 1, 2000, these fourteen facilities began to be reimbursed at the Federal per diem payment rate for paid Medicare days. Primarily as a result of this election, the Company's average Medicare Part A payment rate increased from $287 per Medicare patient day during the first quarter of 1999 to $298 per Medicare patient day during the first quarter of 2000. The Company's quality mix of private, Medicare and insurance revenues was 51.8% for the three months ended March 31, 1999 as compared to 51.6% during the same period of 2000.

  Facility Operating Expenses. Facility operating expenses increased by $828,000, or 1.3%, from $62,705,000 in the first quarter of 1999 to $63,533,000 in the first quarter of 2000. Salaries and wages decreased by approximately $900,000, or 2.7%, from the first quarter of 1999 to the first quarter of 2000, primarily as a result of workforce reduction actions taken during the first quarter of last year. This reduction in salaries and wages was almost entirely offset by higher employee benefit costs (health insurance and workers' compensation expense) incurred during the first quarter of 2000 as compared with the prior year period. The overall increase in operating expenses in 2000 was the result of higher expenditures for purchased services (such as infusion therapy, radiology, laboratory and ambulance services) and all other expenses combined.

  General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses decreased by $317,000, or 6.6% from $4,792,000 in the first quarter of 1999 to $4,475,000 in the first quarter of 2000. During the first quarter of 1999, the Company recorded a $700,000 charge for costs associated with the termination of an acquisition which the Company had begun reviewing in the latter half of 1998. Excluding the non-recurring charge in 1999, the net increase in general and administrative expenses in the first quarter of 2000 is the result of higher benefit costs. The Company reimburses a former affiliate for data processing services provided to the Company. During the first quarter of 1999, such reimbursements totaled $296,000 compared to $275,000 during the first quarter of 2000.

  Depreciation and Amortization. Depreciation and amortization increased from $2,541,000 in the first quarter of 1999 to $2,642,000 in the first quarter of 2000 primarily due to the amortization of costs in connection with obtaining the amendment of the Company's New Credit Facility in the first quarter of 1999.

  Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $300,000 during the first quarter of 1999 and the first quarter of 2000.

  Facility Rent. Facility rent expense for the first quarter increased by $65,000 from $5,611,000 in 1999 to $5,676,000 in 2000.

  Interest Expense, net. Interest expense, net, increased from $4,800,000 in the first quarter of 1999 to $5,744,000 in the first quarter of 2000. This increase is the result of higher outstanding balances in 2000 with respect to both the Company's 11% Senior Subordinated Discount Notes (the "Discount Notes") and its revolving credit facility. The Company issued $99.5 million of Discount Notes in August 1998. The interest associated with the Discount Notes accretes until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004. As of March 31, 2000, the Discount Notes had accreted to a balance of $119 million. Additionally, as of March 31, 1999, the Company had $19,750,000 outstanding on its revolving credit facility as opposed to $32,750,000 as of March 31, 2000. The Company has not made additional borrowings on its revolving credit facility since July 7, 1999.

  Income Tax Benefit. As a result of losses incurred in the first quarter of 1999 and 2000, income tax benefits of $3,668,000 and $1,540,000, respectively, were recognized for those periods.

  Net Loss. The net loss decreased from $5,736,000 in the first quarter of 1999 to $2,409,000 in the first quarter of 2000.

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

  In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the "Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the "Preferred Stock") mandatorily redeemable in 2010. Interest on the Discount Notes accretes at 11% per annum until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004. Dividends on the Preferred Stock are payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends may only be paid in cash. The Company does not expect to pay any cash dividends on the Preferred Stock prior to August 1, 2003. In August 1998, the Company also entered into a new $250 million collateralized credit facility (the "New Credit Facility"). The terms of the New Credit Facility provide up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that converts to a term loan on an annual basis on each anniversary of the closing. During the first four years of the New Credit Facility, any or all of the full $250 million of availability under the New Credit Facility may be used for synthetic lease financings. Proceeds of loans under the New Credit Facility may be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company's leverage ratio) at the election of the Company. The New Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of EBITDA.

    As noted above, the Company, through a wholly-owned limited partnership, leases and operates four facilities in Ohio (the "Cleveland Facilities") which it acquired in 1996 through capital leases. Each lease is guaranteed by the Company. The guaranty provides that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters is an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. As a result of this restructuring charge, the Company's consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, as a result of which the Company would have been in default under each of these leases and could have faced the loss of these operations. Such a default could also have triggered cross-defaults under the Company's other lease and debt obligations. In December of 1999, the Company paid $5 million to the landlord of the Cleveland Facilities and obtained an option (the "New Option") to acquire these facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The Company already held an option to acquire these facilities during a limited period beginning July 1, 2001. The New Option allows the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option. The New Option requires the Company to complete the acquisition prior to December 31, 2000. The New Option provides a waiver of the net worth requirement until the earlier of the lapse of the New Option or December 31, 2000. The Company intends to exercise the New Option by June 30, 2000 and then assign its purchase rights to an investment entity organized by Investcorp and enter into an operating lease of the Cleveland Facilities by December 31, 2000. The $5 million payment made to obtain the New Option will be applied to the purchase price of the Cleveland Facilities, or forfeited if the acquisition is not completed. If the Company cannot complete the refinancing of the Cleveland Facilities by December 31, 2000, the Company would also be required to make an additional payment of $3,000,000 to the landlord, and the Company could potentially face the loss of the Cleveland Facilities. Although no assurances can be given in this regard, the Company believes that it will be able to complete the refinancing of the Cleveland Facilities within the required time period.

  During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. The Company's reduced level of earnings before interest, taxes, depreciation and amortization ("EBITDA") during the first quarter of 1999 was attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company's facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long-term care centers, and a reduction in revenues from the provision of Medicare Part B services at the Company's own facilities. In response, during the first quarter of 1999, the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support), renegotiation of vendor contracts and ongoing efforts to reduce the Company's reliance on outside nurse agency personnel. All of the staffing reductions were implemented, on or prior to, April 1, 1999. Effective March 30, 1999, the Company obtained an amendment (the "Amendment") to the New Credit Facility which limits borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. Beginning with the first quarter of 1999, the Amendment replaced the original financial covenants with one new financial covenant, a minimum cumulative amount of EBITDA. The original financial covenants provided maximum ratios of total indebtedness to EBITDA and senior indebtedness to EBITDA, and a minimum debt service coverage ratio. The Amendment requires minimum amounts of EBITDA, measured quarterly, but calculated on a rolling twelve-month basis, through December 31, 2000. As long as the

Company meets or exceeds the required minimum cumulative amounts of EBITDA, the Company may access the New Credit Facility for general corporate purposes, subject to the reduced amount of availability. As of March 31, 2000, total borrowings under the New Credit Facility were approximately $52,019,000 and consisted of $32,750,000 of revolver loans, $13,700,000 of synthetic lease obligations and $5,569,000 of undrawn letters of credit. As of March 31, 2000, the Company had approximately $9,000,000 of funding available under the New Credit Facility and was not in default of the financial covenants of the New Credit Facility. The Amendment provides minimum EBITDA targets only through December 31, 2000. However, the Amendment also provides that the Company will have access to the New Credit Facility if the Company is in compliance with specified maximum ratios of total indebtedness to EBITDA, senior indebtedness to EBITDA, and a minimum debt service coverage ratio, such ratios to be calculated by annualizing the actual amounts of EBITDA achieved by the Company in either
(a) the second and third quarters of 2000, or (b) the third and fourth quarters of 2000. Continued access to the New Credit Facility is then dependent on the Company maintaining compliance with financial ratio requirements. Since the covenant allowing the Company to maintain compliance through the achievement of required minimum cumulative amounts of EBITDA expires as of December 31, 2000, the Company must be able to achieve compliance with the alternate financial ratios by that date, or it may have to seek additional modifications to the New Credit Facility.

  The Company's operating activities during the first quarter of 1999 generated net cash of $1,692,000 as compared to generating net cash of $2,731,000 in the first quarter of 2000, an improvement of $1,039,000. Although cash flows from operations in 2000 increased as the result of a lower net loss and higher levels of non-cash expenses in 2000 (including depreciation, amortization and accretion of interest on the Company's Discount Notes), most of this improvement was offset by an increase in the Company's operating assets.

  Net cash used by investing activities decreased from $5,649,000 during the first quarter of 1999 to $1,793,000 for the same period in 2000. The primary use of cash for investing purposes during 1999 was to fund additions to property and equipment associated with the maintenance of the Company's existing facilities and the development of its data processing capabilities. Additionally, during the first quarter of 1999, approximately $1,000,000 was expended in connection with obtaining the amendment of the Company's New Credit Facility. The primary use of cash for investing purposes during 2000 was to fund additions to property and equipment associated with the maintenance of the Company's existing facilities and the development of its data processing capabilities. The Company has made a concerted effort to minimize its capital expenditures without compromising the quality of its facilities.

  Net cash provided by financing activities decreased from net cash provided of $5,873,000 in 1999 to net cash used of $1,197,000 in 2000. This decrease was primarily due to the fact that during the first three months of 1999 the Company borrowed $7,000,000 under the New Credit Facility as compared to no new borrowings during the first three months of 2000. The Company has not drawn on its revolving credit facility since July 7, 1999.

  In addition to the Discount Notes, as of March 31, 2000, the Company had two mortgage loans outstanding totaling $17,595,000 and $32,750,000 in advances on its New Credit Facility. One mortgage loan had an outstanding principal balance of $16,060,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during the twelve-month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,535,000 at December 31, 1999, of which $1,338,000 is due in 2010.

  Harborside expects that its capital expenditures for 2000, excluding acquisitions of new long-term care facilities, will aggregate approximately $5,000,000. Harborside's expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed with borrowings under the New Credit Facility, direct operating leases or assumed debt. Harborside may be required to obtain additional equity in order to finance any significant acquisitions in the future.

  On November 29, 1999, the "Consolidated Appropriations Act (the "CAA") was signed into law. The CAA was designed to mitigate some of the effects of the BBA. The CAA allowed skilled nursing facilities to elect transition to the full federal per diem rate at the beginning of their cost reporting periods for cost periods beginning on or after January 1, 2000. Using the election allowed by the CAA, the Company chose to move fourteen facilities to the full federal per diem rate effective January 1, 2000. As a result, the Company now uses the full federal per diem rate to calculate Medicare revenue at twenty-three of its skilled nursing facilities. Additionally, the CAA will temporarily increase the federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. These increased rates will stay in effect until the later of (a) October 1, 2000 or (b) the date HCFA implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The CAA also provides for a four percent increase in the federal per diem rates for all acuity categories for a two-year period beginning October 1, 2000. The CAA also excluded costs for certain supplies and services that were formerly required to be reimbursed by a skilled nursing facility's PPS rate. The CAA also eliminated the annual provider limitations on Part B therapy charges per beneficiary for fiscal 2000 and 2001. As a result of the number of variables involved (including facility specific occupancy, the acuity distribution of Medicare patients, and the length of time the temporary increases in the federal per diem rate stay in effect), the Company cannot at this time accurately quantify the dollar impact of the CAA on the Company's financial position or the results of its operations.

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

11. The continued availability and pricing of insurance for the inherent risks of liability in the healthcare industry.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

  Most of the Company's debt obligations bear interest at fixed rates and are not affected by changes in market interest rates; however, borrowings under the Company's New Credit Facility are sensitive to changes in interest rates. Under the New Credit Facility interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company's leverage), at the Company's election. As the prime and LIBOR rates of interest increase, interest expense associated with the Company's borrowings under the New Credit Facility would also increase.

  The Company did not experience significant changes in interest rates during the three months ended March 31, 2000. As part of the Company's risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the three month periods ending March 31, 1999 or March 31, 2000.

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



                          Harborside Healthcare Corporation



                          By:   /s/ Stephen L. Guillard
                          -----------------------------
                                    Stephen L. Guillard
                                    President, and Chief Executive Officer


                          By:   /s/ William H. Stephan
                          ----------------------------
                                    William H. Stephan
                                    Senior Vice President and
                                    Chief Financial Officer









DATE:   May 10, 2000