Form 10-Q
period 2000-06-30
HARBORSIDE HEALTHCARE CORP
filed 2000-08-14
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file number          333-64679

Harborside Healthcare Corporation

Delaware (State or other jurisdiction of incorporation or organization)	04-3307188 (IRS employer identification no.)

One Beacon Street, Boston, Massachusetts (Address of principal executive offices)	02108 (Zip Code)

(617) 646-5400

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No

Number of shares of common stock, par value $0.01 per share outstanding as of May 10, 2000: 7,261,332.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Table of Contents

                                                                                Page
                                                                                ----

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
            December 31, 1999 and June 30, 2000                                 3

         Condensed Consolidated Statements of Operations
            For the Three Months and Six Months Ended
            June 30, 1999 and 2000                                              4

         Condensed Consolidated Statement of Changes
            in Stockholders' Deficit for the Six Months
            Ended June 30, 2000                                                 5

         Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 1999 and 2000                     6

         Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             21

Part II  OTHER INFORMATION                                                      22

         Signatures                                                             23

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

-------

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

                                                                                      (Unaudited)

                                                                      December 31,       June 30,
                                                                           1999            2000
                                                                      ----------        ----------
                      ASSETS
Current assets:
  Cash and cash equivalents                                           $    1,386        $   7,022
  Accounts receivable, net of allowances for doubtful
     accounts of $3,098 and $3,894,  respectively                         50,168           49,243
  Prepaid expenses and other                                              19,940           20,813
  Prepaid income taxes                                                     2,608                -
  Deferred income taxes                                                    2,400            2,400
                                                                       ---------        ---------
     Total current assets                                                 76,502           79,478

 Restricted cash                                                           2,420            2,726
 Property and equipment, net                                             166,326          165,814
 Deferred financing and other non-current assets, net                     15,546           14,258
 Other assets, net                                                         3,100            2,500
 Note receivable                                                           7,487            7,487
 Deferred income taxes                                                    11,852           13,944
                                                                       ---------        ---------
   Total assets                                                        $ 283,233        $ 286,207
                                                                       =========        =========

                    LIABILITIES

Current liabilities:
  Current maturities of long-term debt                                 $     227        $     238
  Current portion of capital lease obligation                              4,633            4,790
  Note payable to affiliate                                                5,000            5,000
  Accounts payable                                                         9,328           13,519
  Employee compensation and benefits                                      14,021           13,063
  Other accrued liabilities                                                5,508            4,619
  Accrued interest                                                           572              258
  Current portion of deferred income                                         677              595
                                                                       ---------        ---------
    Total current liabilities                                             39,966           42,082

 Long-term portion of deferred income                                      2,427            2,170
 Long-term debt                                                          166,018          172,272
 Long-term portion of capital lease obligation                            50,067           49,376
                                                                       ---------        ---------
    Total liabilities                                                    258,478          265,900
                                                                       ---------        ---------

Exchangeable preferred stock, redeemable, $.01 par value
  with a liquidation value of $1,000 per share; 500,000
  shares authorized; 48,277 and 51,581
  issued and outstanding, respectively                                    48,277           51,581
                                                                       ---------         --------

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 19,000,000 shares
  authorized, 7,261,332 shares issued and outstanding                        146              146
Additional paid-in capital                                               198,603          195,288
Less common stock in treasury, at cost, 7,349,832 shares                (183,746)        (183,746)
Accumulated deficit                                                      (38,525)         (42,962)
                                                                       ---------        ---------
    Total stockholders' deficit                                          (23,522)         (31,274)
                                                                       ---------        ---------
    Total liabilities and stockholders' deficit                        $ 283,233        $ 286,207
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
                                                                 --------------------      ------------------

                                                                 1999         2000         1999         2000
                                                              ---------    ---------    ---------    ---------

         Total net revenues ...............................   $  75,016    $  79,414    $ 146,720    $ 158,390
                                                              ---------    ---------    ---------    ---------

         Expenses:
          Facility operating ..............................      61,347       63,165      124,052      126,698
          General and administrative ......................       4,589        4,906        9,381        9,381
          Service charges paid to former affiliate ........         277          275          573          550
          Amortization of prepaid management fee ..........         300          300          600          600
          Depreciation and amortization ...................       2,563        2,741        5,104        5,383
          Facility rent ...................................       5,593        5,648       11,204       11,324
                                                              ---------    ---------    ---------    ---------
             Total expenses ...............................      74,669       77,035      150,914      153,936
                                                              ---------    ---------    ---------    ---------

         Income (loss) from operations ....................         347        2,379       (4,194)       4,454

         Other:
          Interest expense, net ...........................       5,056        5,750        9,856       11,494
          Other expense (income) ..........................         267          (46)         330          234
                                                              ---------    ---------    ---------    ---------

         Loss before income taxes .........................      (4,976)      (3,325)     (14,380)      (7,274)
         Income tax benefit ...............................      (1,940)      (1,297)      (5,608)      (2,837)
                                                              ---------    ---------    ---------    ---------
         Net loss .........................................   $  (3,036)   $  (2,028)   $  (8,772)   $  (4,437)
                                                              =========    =========    =========    =========

         Loss available for common shares:
              Net loss ....................................   $  (3,036)   $  (2,028)   $  (8,772)   $  (4,437)
              Preferred stock dividends ...................      (1,475)      (1,685)      (2,902)      (3,315)
                                                              ---------    ---------    ---------    ---------
              Loss applicable to common shares$ ...........      (4,511)   $  (3,713)   $ (11,674)   $  (7,752)
                                                              =========    =========    =========    =========

         Loss per common share (Note D):
              Basic and diluted ...........................   $   (0.62)   $   (0.51)   $   (1.61)   $   (1.07)
                                                              =========    =========    =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(dollars in thousands)

                                                       Additional
                                               Common    Paid-In    Treasury   Accumulated
                                               Stock     Capital    Stock         Deficit     Total
                                              ---------  ---------   ----------  ----------  ----------

Stockholders' deficit, December 31, 1999 ...   $    146   $ 198,603  $ (183,746) $  (38,525) $ (23,522)

Preferred stock dividends ..................       --        (3,315)         --         --      (3,315)

Net loss for the six months ended
  June 30, 2000 ............................       --         --            --       (4,437)    (4,437)
                                               --------   ---------  ----------  ----------   --------

Stockholders' deficit, June 30, 2000 .......   $    146   $ 195,288  $ (183,746) $  (42,962) $ (31,274)
                                               ========   =========  ==========  ==========  =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

                                                                            For the six months ended June 30,
                                                                            ---------------------------------
                                                                                1999              2000
                                                                                ----              ----
Operating activities:
  Net loss                                                                $     (8,772)       $   (4,437)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
  Depreciation of property and equipment                                         3,279             4,166
  Amortization of deferred financing and other non-current assets                1,825             1,217
  Amortization of prepaid management fee                                           600               600
  Amortization of deferred income                                                 (338)             (339)
  Accretion of senior subordinated discount notes                                5,732             6,372
  Amortization of loan costs and fees (included in rental
       and interest expense)                                                        78                72
  Accretion of interest on capital lease obligation                              1,655             1,788
                                                                            ----------        ----------
                                                                                 4,059             9,439
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                      (453)              925
  Increase in prepaid expenses and other                                        (4,997)             (873)
  Increase in deferred income taxes                                                  -            (2,092)
  Increase in accounts payable                                                   2,841             4,191
  Increase (decrease) in employee compensations and benefits                       598              (958)
  Increase (decrease) in accrued interest                                           53              (314)
  Decrease in other accrued liabilities                                           (762)             (889)
  (Increase) decrease in prepaid income taxes                                   (5,317)            2,608
                                                                            ----------        ----------
  Net cash provided (used) by operating activities                              (3,978)           12,037
                                                                            ----------        ----------

Investing activities:
  Additions to property and equipment                                           (7,114)           (3,654)
  Additions to deferred financing and other non-current assets                  (1,501)               (1)
  Transfers (to) restricted cash, net                                             (300)             (306)
                                                                            ----------        ----------
Net cash used by investing activities                                           (8,915)           (3,961)
                                                                            ----------        ----------

Financing activities:
  Borrowings under revolving line of credit                                     18,000                 -
  Payments of long-term debt                                                      (101)             (107)
  Principal payments of capital lease obligation                                (2,148)           (2,322)
  Dividends paid on exchangeable preferred stock                                   (10)              (11)
                                                                            ----------        ----------
  Net cash provided (used) by financing activities                              15,741            (2,440)
                                                                            ----------        ----------

  Net increase in cash and cash equivalents                                      2,848             5,636
  Cash and cash equivalents, beginning of period                                   896             1,386
                                                                            ----------        ----------
  Cash and cash equivalents, end of period                                  $    3,744        $    7,022
                                                                            ==========        ==========

Supplemental Disclosure:
  Interest paid                                                             $    2,891        $    3,572
                                                                            ==========        ==========
 Income taxes paid                                                          $      113        $      111
                                                                            ==========        ==========
  Accretion of preferred stock dividends                                    $    2,892        $    3,304
                                                                            ==========        ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. General

  Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and, until  September  1999,  provided  rehabilitation therapy services to non-affiliated long-term care facilities (See Note E). As of
June 30, 2000, the Company owned twenty-two  facilities,  operated  twenty-seven additional facilities under various leases and managed one facility. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. Basis of Presentation

  The accompanying  unaudited condensed consolidated financial statements should be read in  conjunction  with the  consolidated  financial  statements and notes thereto  included  in the  Company's  filing  on Form  10-K for the  year  ended
December 31, 1999.  In the opinion of  management,  the  accompanying  unaudited
financial  statements  reflect  all  adjustments   (consisting  of  only  normal
recurring accruals) necessary to present fairly the Company's financial position as of June 30,  2000,  the results of its  operations  for the  three-month  and six-month  periods  ended  June 30,  1999 and  2000 and its cash  flows  for the six-month  periods ended June 30, 1999 and 2000.  The results of operations  for the  three-month  and six-month  periods ended June 30, 2000 are not necessarily indicative  of the  results  which  may be  expected  for  the  full  year.  See
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations" included elsewhere in this report.

C. Significant Accounting Pronouncements

  In March 2000, the Financial  Accounting  Standards Board ("FASB") issued FASB
Interpretation  No. 44,  "Accounting  for Certain  Transactions  Involving Stock
Compensation  - an  interpretation  of APB Opinion  No. 25" ("FIN  44").  FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the  following:  the  definition  of an employee  for  purposes of applying  APB
Opinion No. 25; the  criteria  for  determining  whether a plan  qualifies  as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously  fixed stock options or awards;  and the  accounting  for an exchange  of stock  compensation  awards in a  business  combination.  FIN 44 is effective July 1, 2000, but certain  conclusions in FIN 44 cover specific events that occurred  after either  December 15, 1998 or January 12, 2000.  The Company does not  expect  the  application  of FIN 44 to have a  material  impact on the
Company's financial position or results of operations.

D. Loss Per Common Share

  The following  table sets forth the  computation of basic and diluted loss per common share for the periods ended June 30, 1999 and 2000:

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                     June 30,
                                                        1999            2000         1999            2000
                                                        ----            ----         ----            ----
Numerator:
    Net loss                                     $ (3,036,000) $  (2,028,000)  $  (8,772,000)  $(4,437,000)
    Preferred Stock dividends                      (1,475,000)    (1,685,000)     (2,902,000)   (3,315,000)
                                                 ------------  ---------------  -------------  ------------
Loss applicable to common shares                 $ (4,511,000) $  (3,713,000)  $ (11,674,000)  $(7,752,000)
                                                 ============= ==============  ==============  ============

Denominator:
    Denominator for basic  and diluted loss per
     common share - weighted average shares          7,261,332      7,261,332       7,261,332     7,261,332
                                                     =========      =========       =========     =========

Basic and diluted loss per common share            $    (0.62)   $    (0.51)      $    (1.61)    $    (1.07)
                                                   ===========   ===========      ===========    ===========

  For the three  month  and six  month  periods  ended  June 30,  1999 and 2000,
652,848 and  625,510,  respectively,  of stock  options were not included in the computation  of diluted loss per common  share  because to do so would have been antidilutive.

E. Restructuring Costs

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

F. Condensed Consolidating Financial Information

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
Inc.,  New  Jersey  Harborside  Corp.,   Bridgewater   Assisted  Living  Limited
Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership,
Harborside  Rehabilitation  Limited Partnership,  Harborside  Healthcare Network
Limited Partnership and Harborside Health I Corporation.

  The information which follows presents the condensed  consolidating  financial position as of December 31, 1999 and June 30, 2000; the condensed  consolidating results of operations for the three-month  and six-month  periods ended June 30,
1999 and 2000; and the consolidating  cash flows for the six-month periods ended
June 30, 1999 and 2000 of (a) the parent  company only ("the  Parent"),  (b) the combined Guarantors,  (c) the combined  Non-Guarantors,  (d) eliminating entries and (e) the Company on a consolidated basis.

F. Condensed Consolidating Financial Information

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of December 31, 1999

(Unaudited)

(dollars in thousands)

                                                            Parent     Guarantors Non-Guarantors Elimination  Consolidated
                                                          ---------    ---------    ---------    ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents ..........................   $    --      $     355    $   1,031    $    --      $   1,386
   Accounts receivable, net of allowance ..............        --         34,423       15,745         --         50,168
   Intercompany receivable ............................     137,614         --           --       (137,614)        --
   Prepaid expenses and other .........................       3,590       14,096        2,254         --         19,940
   Prepaid income taxes ...............................       2,608         --           --           --          2,608
   Deferred income taxes ..............................       2,150          250         --           --          2,400
                                                          ---------    ---------    ---------    ---------    ---------
Total current assets ..................................     145,962       49,124       19,030     (137,614)      76,502

Restricted cash .......................................        --          1,826          594         --          2,420
Investment in limited partnership .....................      15,584         --          4,044      (19,628)        --
Property and equipment, net ...........................        --        146,976       19,350         --        166,326
Deferred financing and other
  non-current assets, net .............................      10,749        3,416        1,381         --         15,546
Other assets, net .....................................       3,100         --           --           --          3,100
Note receivable .......................................        --          7,487         --           --          7,487
Deferred income taxes .................................          71       11,781         --           --         11,852
                                                          ---------    ---------    ---------    ---------    ---------
Total assets ..........................................   $ 175,466    $ 220,610    $  44,399    $(157,242)   $ 283,233
                                                          =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ...............   $    --      $      22    $     205    $    --      $     227
   Current portion of capital lease
     obligation .......................................        --          4,633         --           --          4,633
   Note payable to affiliate ..........................       5,000         --           --           --          5,000
   Accounts payable ...................................        --          6,879        2,449         --          9,328
   Intercompany payable ...............................        --        109,511       11,766     (121,277)        --
   Employee compensation and benefits .................        --         10,687        3,334         --         14,021
   Other accrued liabilities ..........................        --          4,663          845         --          5,508
   Accrued interest ...................................       4,342       12,584         --        (16,354)         572
   Current portion of deferred income .................        --           --           --            677          677
                                                          ---------    ---------    ---------    ---------    ---------
Total current liabilities .............................       9,342      148,979       18,599     (136,954)      39,966

Long-term portion of deferred income ..................        --            893        2,211         (677)       2,427
Long-term debt ........................................     132,243        1,517       15,904       16,354      166,018
Long-term  portion of capital
 lease obligation .....................................        --         50,067         --           --         50,067
                                                          ---------    ---------    ---------    ---------    ---------
Total liabilities .....................................     141,585      201,456       36,714     (121,277)     258,478
                                                          ---------    ---------    ---------    ---------    ---------

Exchangeable preferred stock, redeemable,
    $.01 par value with a liquidation
    value of $1,000 per share;
    500,000 shares authorized;
    48,277 shares issued and outstanding ..............      48,277         --           --           --         48,277
                                                          ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
   shares authorized; 7,261,332 shares issued
   and outstanding ....................................         146        2,569        3,885       (6,454)         146
Additional paid-in capital ............................     198,377         --           --            226      198,603
Less common stock in  treasury, at
   cost, 7,349,832 shares .............................    (183,746)        --           --           --       (183,746)
Partners' equity ......................................        --         24,755        7,074      (31,829)        --
Accumulated deficit ...................................     (29,173)      (8,170)      (3,274)       2,092      (38,525)
                                                          ---------    ---------    ---------    ---------    ---------
Total stockholders' equity (deficit) ..................     (14,396)      19,154        7,685      (35,965)     (23,522)
                                                          ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity (deficit)      $ 175,466    $ 220,610    $  44,399    $(157,242)   $ 283,233
                                                          =========    =========    =========    =========    =========

F. Condensed Consolidating Financial Information

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of June 30, 2000

(Unaudited)

(dollars in thousands)

                                                          Parent     Guarantors Non-Guarantors Elimination  Consolidated
                                                          ---------   ---------- -------------- ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents ............................ $    --      $   5,846   $    1,176   $     --      $   7,022
   Accounts receivable, net of allowance ................      --         34,822       14,421         --         49,243
   Intercompany receivable ..............................   130,297         --           --       (130,297)        --
   Prepaid expenses and other ...........................     3,720       14,849        2,244         --         20,813
   Deferred income taxes ................................     2,400         --           --           --          2,400
                                                          ---------    ---------    ---------     ---------    ---------
Total current assets ....................................   136,417       55,517       17,841     (130,297)      79,478

Restricted cash .........................................      --          2,083          643         --          2,726
Investment in limited partnership .......................    15,584         --          4,044      (19,628)        --
Property and equipment, net .............................      --        146,438       19,376         --        165,814
Deferred financing and other
  non-current assets, net ...............................     9,846        3,154        1,258         --         14,258
Other assets, net .......................................     2,500         --           --           --          2,500
Note receivable .........................................      --          7,487         --           --          7,487
Deferred income taxes ...................................    11,852        2,092         --           --         13,944
                                                          ---------    ---------    ---------    ---------    ---------
Total assets ............................................ $ 176,199    $ 216,771    $  43,162    $(149,925)   $ 286,207
                                                          =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ................. $    --      $      22    $     216    $    --      $     238
   Current portion of capital lease
     obligation .........................................      --          4,790         --           --          4,790
   Note payable to affiliate ............................     5,000         --           --           --          5,000
   Accounts payable .....................................      --         11,043        2,476         --         13,519
   Intercompany payable .................................      --        103,307       10,528     (113,835)        --
   Employee compensation and benefits ...................      --         10,002        3,061         --         13,063
   Other accrued liabilities ............................      --          3,721          898         --          4,619
   Accrued interest .....................................     7,204       15,330         --        (22,276)         258
   Current portion of deferred income ...................      --           --           --            595          595
                                                          ---------    ---------    ---------    ---------    ---------
Total current liabilities ...............................    12,204      148,215       17,179     (135,516)      42,082

Long-term portion of deferred income ....................      --            738        2,027         (595)       2,170
Long-term debt ..........................................   132,243        1,958       15,795       22,276      172,272
Long-term portion of capital lease obligation ...........      --         49,376         --           --         49,376
                                                          ---------    ---------    ---------    ---------    ---------
Total liabilities .......................................   144,447      200,287       35,001     (113,835)     265,900
                                                          ---------    ---------    ---------    ---------    ---------

Exchangeable preferred stock, redeemable,
    $.01 par value with a liquidation value of
    $1,000 per share; 500,000 shares authorized;
    51,581 shares issued and outstanding ................    51,581         --           --           --         51,581
                                                          ---------    ---------    ---------    ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
    shares authorized; 7,261,332 shares issued
    and outstanding .....................................       146        2,569        3,885       (6,454)         146
Additional paid-in capital ..............................   195,062         --           --            226      195,288
Less common stock in treasury, at
   cost, 7,349,832 shares ...............................  (183,746)        --           --           --       (183,746)

Partners' equity ........................................      --         24,755        7,074      (31,829)        --

Accumulated deficit .....................................   (31,291)     (10,840)      (2,798)       1,967      (42,962)
                                                          ---------    ---------    ---------    ---------    ---------

Total stockholders' equity (deficit) ....................   (19,829)      16,484        8,161      (36,090)     (31,274)
                                                          ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity (deficit) .... $ 176,199    $ 216,771    $  43,162    $(149,925)   $ 286,207
                                                          =========    =========    =========    =========    =========

F. Condensed Consolidating Financial Information

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended June 30, 1999

(Unaudited)

(dollars in thousands)

                                                        Parent  Guarantors Non-Guarantors Elimination Consolidated
                                                       --------  --------    -----------   ---------   --------

Total net revenues .................................   $     17    $ 55,292    $ 24,068    $ (4,361)   $ 75,016
                                                       --------    --------    --------    ---------   --------

Expenses:
  Facility operating ...............................       --        45,197      20,511      (4,361)     61,347
  General and administrative .......................         16       4,573        --          --         4,589
  Service charges paid to  former affiliate ........       --           277        --          --           277
  Amortization of prepaid management fee ...........        300        --          --          --           300
  Depreciation and amortization ....................        406       1,742         415        --         2,563
  Facility rent ....................................       --         3,479       2,114        --         5,593
  Management fees paid to affiliates ...............       --        (1,423)      1,423        --          --
                                                       --------    --------    --------    --------    --------
Total expenses .....................................        722      53,845      24,463      (4,361)     74,669
                                                       --------    --------    --------    --------    --------

Income (loss) from operations ......................       (705)      1,447        (395)       --           347

Other:
  Interest expense, net ............................        726       3,894         436        --         5,056
  Other expense ....................................       --          --          --           267         267
                                                       --------    --------    --------    --------    --------

Loss before income taxes ...........................     (1,431)     (2,447)       (831)       (267)     (4,976)
Income tax benefit .................................       (558)       (954)       (324)       (104)     (1,940)
                                                       --------    --------    --------    --------    --------
Net loss ...........................................   $   (873)   $ (1,493)   $   (507)   $   (163)   $ (3,036)
                                                       ========    ========    ========    ========    ========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2000

(Unaudited)

(dollars in thousands)

                                                       Parent Guarantors  Non-Guarantors Elimination Consolidated
                                                       --------    --------    --------   --------    --------

Total net revenues .................................   $   --      $ 54,123    $ 25,580   $   (289)   $ 79,414
                                                       --------    --------    --------   --------    --------

Expenses:
  Facility operating ...............................       --        43,190      20,264       (289)     63,165
  General and administrative .......................          1       4,905        --         --         4,906
  Service charges paid to former affiliate .........       --           275        --         --           275
  Amortization of prepaid management fee ...........        300        --          --         --           300
  Depreciation and amortization ....................        452       1,809         480       --         2,741
  Facility rent ....................................       --         3,487       2,161       --         5,648
  Management fees paid to affiliates ...............       --        (1,496)      1,496       --          --
                                                        --------   --------    --------   --------    --------
Total expenses .....................................        753      52,170      24,401       (289)     77,035
                                                        --------   --------    --------   --------    --------

Income (loss) from operations ......................       (753)      1,953       1,179       --         2,379

Other:
  Interest expense, net ............................        988       4,340         422       --         5,750
  Other income .....................................       --          --          --          (46)        (46)
                                                       --------    --------    --------   --------    --------

Income (loss) before income taxes ..................     (1,741)     (2,387)        757         46      (3,325)
Income taxes (benefit) .............................       (678)       (906)        294         (7)     (1,297)
                                                       --------    --------    --------   --------    --------
Net income (loss) ..................................   $ (1,063)   $ (1,481)   $    463   $     53    $ (2,028)
                                                       ========    ========    ========   ========    ========

F. Condensed Consolidating Financial Information

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended June 30, 1999

(Unaudited)

(dollars in thousands)

                                                       Parent     Guarantors  Non-Guarantors Elimination  Consolidated
                                                       ---------    ---------    ---------    ---------    ---------

Total net revenues .................................   $      24    $ 108,728    $  47,217    $  (9,249)   $ 146,720
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
  Facility operating ...............................        --         92,886       40,415       (9,249)     124,052
  General and administrative .......................          26        9,355         --           --          9,381
  Service charges paid to  former affiliate ........        --            573         --           --            573
  Amortization of prepaid management fee ...........         600         --           --           --            600
  Depreciation and amortization ....................         780        3,487          837         --          5,104
  Facility rent ....................................        --          6,947        4,257         --         11,204
  Management fees paid to affiliates ...............        --         (2,825)       2,825         --           --
                                                       ---------    ---------    ---------    ---------    ---------
Total expenses .....................................       1,406      110,423       48,334       (9,249)     150,914
                                                       ---------    ---------    ---------    ---------    ---------

Loss from operations ...............................      (1,382)      (1,695)      (1,117)        --         (4,194)

Other:
  Interest expense, net ............................       1,423        7,567          866         --          9,856
  Other expense ....................................        --           --           --            330          330
                                                       ---------    ---------    ---------    ---------    ---------

Loss before income taxes ...........................      (2,805)      (9,262)      (1,983)        (330)     (14,380)
Income tax benefit .................................      (1,094)      (3,612)        (773)        (129)      (5,608)
                                                       ---------    ---------    ---------    ---------    ---------
Net loss ...........................................   $  (1,711)   $  (5,650)   $  (1,210)   $    (201)   $  (8,772)
                                                       =========    =========    =========    =========    =========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2000

(Unaudited)

(dollars in thousands)

                                                        Parent    Guarantors  Non-Guarantors Elimination  Consolidated
                                                       ---------    ---------    ---------   ---------    ---------

Total net revenues .................................   $    --      $ 108,171    $  50,755   $    (536)   $ 158,390
                                                       ---------    ---------    ---------   ---------    ---------

Expenses:
  Facility operating ...............................        --         86,372       40,862        (536)     126,698
  General and administrative .......................           7        9,374         --          --          9,381
  Service charges paid to former affiliate .........        --            550         --          --            550
  Amortization of prepaid management fee ...........         600         --           --          --            600
  Depreciation and amortization ....................         904        3,526          953        --          5,383
  Facility rent ....................................        --          7,002        4,322        --         11,324
  Management fees paid to affiliates ...............        --         (2,995)       2,995        --           --
                                                       ---------    ---------    ---------   ---------    ---------
Total expenses .....................................       1,511      103,829       49,132        (536)     153,936
                                                       ---------    ---------    ---------   ---------    ---------

Income (loss) from operations ......................      (1,511)       4,342        1,623        --          4,454

Other:
  Interest expense, net ............................       1,960        8,690          844        --         11,494
  Other expense ....................................        --           --           --           234          234
                                                       ---------    ---------    ---------   ---------    ---------

Income (loss) before income taxes ..................      (3,471)      (4,348)         779        (234)      (7,274)
Income taxes (benefit) .............................      (1,353)      (1,678)         303        (109)      (2,837)
                                                       ---------    ---------    ---------   ---------    ---------
Net income (loss) ..................................   $  (2,118)   $  (2,670)   $     476   $    (125)   $  (4,437)
                                                       =========    =========    =========   =========    =========

F. Condensed Consolidating Financial Information

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 1999

(Unaudited)

(dollars in thousands)

                                                        Parent  Guarantors  Non-Guarantors Elimination Consolidated
                                                      --------    --------    --------    --------    --------
Operating activities:

Net cash provided (used) by operating activities:...   $(10,433)  $   2,697   $   2,760    $    998    $ (3,978)
                                                       --------   ---------   ---------    --------    --------

Investing activities:
Additions to property and equipment ................       --        (5,077)     (1,563)       (474)     (7,114)
Additions to deferred financing and other
non-current assets .................................     (1,646)        140           5        --        (1,501)

Transfers (to) from restricted cash, net ...........       --           298         (74)       (524)       (300)
                                                       --------    --------    --------    --------    --------

Net cash used by investing activities ..............     (1,646)     (4,639)     (1,632)       (998)     (8,915)
                                                       --------    --------    --------    --------    --------

Financing activities:
Borrowings under revolving line of credit ..........     18,000        --          --          --        18,000
Payments of long-term debt .........................       --          (190)         89        --          (101)
Principal payments of capital lease obligation .....       --        (2,148)       --          --        (2,148)
Dividends paid on exchangeable preferred stock .....        (10)       --          --          --           (10)
                                                       --------    --------    --------    --------    --------
Net cash (used) provided by financing activities ...     17,990      (2,338)         89        --        15,741
                                                       --------    --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents      5,911      (4,280)      1,217        --         2,848
Cash and cash equivalents, beginning of period .....         51          99         746        --           896
                                                       --------    --------    --------    --------    --------

Cash and cash equivalents, end of period ...........   $  5,962    $ (4,181)   $  1,963    $   --      $  3,744
                                                       ========    ========    ========    ========    ========

Supplemental Disclosure:
Interest paid ......................................   $    417    $  2,220    $    254    $   --      $  2,891
                                                       ========    ========    ========    ========    ========
Income taxes paid ..................................   $    113    $    -      $           $   --      $    113
                                                       ========    ========    ========    ========    ========
Accretion of preferred stock dividends .............   $  2,892    $    -      $           $   --      $  2,892
                                                       ========    ========    ========    ========    ========

F. Condensed Consolidating Financial Information

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2000

(Unaudited)

(dollars in thousands)

                                                        Parent   Guarantors Non-Guarantors Elimination    Consolidated
                                                       --------    --------    --------    -----------   --------
Operating activities:
Net cash provided by operating activities:  ........   $     12    $ 10,872    $  1,153    $      --     $ 12,037
                                                       --------    --------    --------    -----------   --------

Investing activities:
Additions to property and equipment ................       --        (2,793)       (861)          --       (3,654)
Additions to deferred financing and other
non-current assets .................................         (1)       --          --             --           (1)
Transfers (to) restricted cash, net ................       --          (257)        (49)          --         (306)
                                                       --------    --------    --------    -----------   --------
Net cash used by investing activities ..............         (1)     (3,050)       (910)          --       (3,961)
                                                       --------    --------    --------    -----------   --------

Financing activities:
Payments of long-term debt .........................       --            (9)        (98)          --         (107)
Principal payments of capital lease obligation .....       --        (2,322)       --             --       (2,322)
Dividends paid on exchangeable preferred stock .....        (11)       --          --             --          (11)
                                                                                                         --------
Net cash used by financing activities ..............        (11)     (2,331)        (98)          --       (2,440)
                                                       --------    --------    --------    -----------   --------

Net increase in cash and cash equivalents ..........       --         5,491         145           --        5,636
Cash and cash equivalents, beginning of period .....       --           355       1,031           --        1,386
                                                       --------    --------    --------    -----------   --------
Cash and cash equivalents, end of period   .........   $    --     $  5,846    $  1,176    $      --     $  7,022
                                                       ========    ========    ========    ===========   ========

Supplemental Disclosure:
Interest paid ......................................   $    609    $  2,701    $    262    $      --     $  3,572
                                                       ========    ========    ========    ===========   ========
Income taxes paid ..................................   $    111    $   --      $   --      $      --     $    111
                                                       ========    ========    ========    ===========   ========
Accretion of preferred stock dividends .............   $  3,304    $   --      $   --      $      --     $  3,304
                                                       ========    ========    ========    ===========   ========

Item 2.

MANAGEMENT’S DISCUSSION AND

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
(Connecticut,   Massachusetts,   New   Hampshire   and  Rhode  Island)  and  the
Mid-Atlantic  (New  Jersey  and  Maryland).  As of June 30,  2000,  the  Company
operated 50  facilities  (22 owned,  27 leased and one managed)  with a total of
6,124  licensed  beds.  As  described  in  Note  A to  the  unaudited  condensed consolidated financial statements included elsewhere in this report, the Company accounts  for its  investment  in one of its owned  facilities  using the equity method of accounting. The Company provides a broad continuum of medical services including:  (i)  traditional  skilled  nursing care and (ii)  specialty  medical services,  including  a variety of subacute  care  programs  such as  orthopedic rehabilitation,  CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound  care,  as  well  as  distinct  programs  for  the  provision  of  care to
Alzheimer's and hospice patients. As part of its subacute services,  the Company provides physical,  occupational and speech  rehabilitation  therapy services at
Company-operated facilities.  Beginning in 1995 and continuing through September
1999, the Company also provided  rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary.
During the third quarter of 1999,  the Company  terminated  all of its contracts
with  non-affiliated   facilities  and  ceased  providing  therapy  services  to
non-affiliated  facilities.  During  the  third  quarter  of 1999,  the  Company recorded a $5.7  million  charge in  connection  with the  termination  of these rehabilitation therapy contracts with non-affiliated facilities.  (See Note E to the Company's unaudited  condensed  consolidated  financial  statements included elsewhere in this report.)

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                                             As of June 30,
                                                   ---------------------------------
                                                         1999             2000
                                                         ----             ----

Facilities operated (1)                                    50               50
Licensed beds (1)                                       6,124            6,124

The following table sets forth certain operating data for the periods indicated:

                                For the three months ended June 30,  For the six months ended June 30,
                                -----------------------------------  ---------------------------------

                                        1999             2000             1999              2000
                                        ----             ----             ----              ----

     Patient days (2):
       Private and other             122,052           112,280           246,081          227,249
       Medicare                       56,068            60,427           106,810          123,120
       Medicaid                      305,068           309,382           608,858          618,648
                                     -------           -------           -------          -------
     Total                           483,188           482,089           961,749          969,017
                                     =======           =======           =======          =======

     Total net revenues:
       Private and other               29.6%             25.8%             30.2%            26.3%
       Medicare                        22.0%             25.7%             21.5%            25.2%
       Medicaid                        48.4%             48.5%             48.3%            48.5%
                                      ------            ------            ------           ------
     Total                            100.0%            100.0%            100.0%           100.0%
                                      ======            ======            ======           ======

     Average Occupancy Rate (3)        90.5%             89.9%             90.6%            90.4%
     Quality Mix (4)                   51.6%             51.5%             51.7%            51.5%

  (1) Includes one managed  facility with 106 licensed beds on June 30, 1999 and
    June 30, 2000.

  (2) "Patient Days";  includes  billed bed days for the facilities  operated by the  Company  excluding  billed  bed days of the  managed  facility  and the facility accounted for using the equity method of accounting.

  (3) "Average occupancy rate"; is computed by dividing the number of billed bed days by the total number of  available  licensed bed days during each of the periods indicated.  This calculation includes all facilities operated by the
    Company excluding the managed facility.

  (4) "Quality Mix"; consists of the percentage of the Company’s  total net revenues  which are derived  from  Medicare,  commercial  insurers and other private payors.>

RESULTS OF OPERATIONS

  The Company's  total net revenues  include net patient service  revenues,  and beginning in 1995,  rehabilitation  therapy service revenues from contracts with non-affiliated  long-term care  facilities  until the third quarter of 1999 when these  contracts  were  terminated.  (See  Note  E to  the  Company's  condensed consolidated  financial  statements  included  elsewhere  in this  report.)  The
Company  derives its net patient  service  revenues  primarily  from private pay sources, the federal Medicare program for certain elderly and disabled patients, and state Medicaid programs for indigent  patients.  Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the
Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements.

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 2000

  Total Net Revenues.  Total net revenues  increased by $4,398,000 or 5.9%, from
$75,016,000  in the second  quarter of 1999 to $79,414,000 in the second quarter of 2000.  The increase in total  revenues  from 1999 to 2000 was  primarily  the result of higher average revenues per patient day. The average occupancy rate at all of the Company's  facilities  decreased from 90.5% during the second quarter of 1999 to 89.9% during the second quarter of 2000.  Average net patient service revenues per patient day at the Company's  facilities  increased from $151.57 in the  second  quarter of 1999 to  $162.70  in the  second  quarter  of 2000.  The
Company's  average  Medicare  Part A per diem rate  increased  from  $286.35 per
Medicare  patient  day in the second  quarter of 1999 to  $320.71  per  Medicare patient day in the second quarter of 2000, while the Company's  average per diem
Medicaid rate increased from $119.08 in the second quarter of 1999 to $124.58 in the second quarter of 2000. In accordance with provisions of the Balanced Budget
Refinement Act of 1999,  the Company  elected to have fourteen of its facilities waive their  remaining  transition  period  available under  Medicare's  current prospective  payment  reimbursement  system.  Effective  January 1, 2000,  these fourteen  facilities began to be reimbursed at the Federal per diem payment rate for paid Medicare days. Additionally, the Balanced Budget Refinement Act of 1999
temporarily  increased  the  Federal  per diem rates by 20 percent  for  fifteen acuity categories beginning on April 1, 2000. These increased rates will stay in effect  until the later of October 1, 2000 or the date on which the Health  Care
Financing  Administration  implements a revised PPS system that more  accurately reimburses  the costs of caring for  medically  complex  patients.  The  Company believes that it is unlikely that a new PPS system will be implemented  prior to
October 1, 2001. Primarily as the result of electing to move fourteen facilities to the  Federal  per diem rate and the rate  increases  implemented  on April 1,
2000, the Company's  average Medicare Part A payment rate increased from $286.35 per  Medicare  patient  day  during the  second  quarter of 1999 to $320.71  per
Medicare  patient day during the second quarter of 2000.  The Company's  quality mix of private,  Medicare and insurance  revenues was 51.6% for the three months ended June 30, 1999 as compared to 51.5% during the same period of 2000.

  Facility  Operating   Expenses.   Facility  operating  expenses  increased  by
$1,818,000,  or  3.0%,  from  $61,347,000  in the  second  quarter  of  1999  to
$63,165,000  in the second  quarter of 2000.  The overall  increase in operating expenses in 2000 was  primarily the result of higher  expenditures  for employee benefit costs and temporary nursing personnel. The increase in employee benefits costs is driven  primarily  by higher  costs  associated  with  maintaining  the
Company's   health  insurance  plan.   Management's   discussions  with  benefit
consultants have convinced management that inflationary  pressures will increase the cost of the Company's  health plan at an annual rate of 10 to 15 percent for at least the next year.  Consistent  with other  long-term care  providers,  the
Company  continues to find it difficult  to recruit and retain  employees,  most notably nursing personnel.  As a result of these  difficulties,  the Company has been forced to rely more heavily on  temporary  nursing  personnel.  The expense associated  with temporary  nursing  personnel  increased by 28% from the second quarter of 1999 to the second quarter of 2000.

  General and Administrative;  Service Charges Paid to Former Affiliate. General
and administrative  expenses  increased by $317,000,  or 6.9% from $4,589,000 in the second  quarter of 1999 to  $4,906,000  in the second  quarter of 2000.  The
Company  reimburses a former affiliate for data processing  services provided to the Company.  During the second  quarter of 1999,  such  reimbursements  totaled
$277,000 compared to $275,000 during the second quarter of 2000.

  Depreciation and  Amortization.  Depreciation and amortization  increased from
$2,563,000 in the second  quarter of 1999 to $2,741,000 in the second quarter of
2000 primarily due to the amortization of costs in connection with obtaining the amendment of the Company's New Credit Facility in the first quarter of 1999.

  Amortization of Prepaid  Management Fees.  Amortization of prepaid  management fees was $300,000  during the second  quarter of 1999 and the second  quarter of
2000.

  Facility  Rent.  Facility  rent  expense for the second  quarter  increased by
$55,000 from $5,593,000 in 1999 to $5,648,000 in 2000.

  Interest Expense, net. Interest expense, net, increased from $5,056,000 in the second  quarter  of 1999 to  $5,750,000  in the  second  quarter  of 2000.  This increase is the result of higher  outstanding  balances in 2000 with  respect to both the Company's 11% Senior Subordinated Discount Notes (the "Discount Notes")
and its revolving credit facility.  The Company issued $99.5 million of Discount
Notes in August 1998. The interest  associated  with the Discount Notes accretes until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning  on February 1, 2004.  As of June 30,  2000,  the  Discount  Notes had
accreted to a balance of  $122,219,000.  Additionally,  as of June 30, 1999, the
Company had $30,750,000  outstanding on its revolving credit facility as opposed to  $32,750,000  as of June  30,  2000.  The  Company  has not  made  additional borrowings on its revolving credit facility since July 7, 1999.

  Income Tax Benefit.  As a result of losses  incurred in the second quarters of
1999 and 2000,  income tax benefits of $1,940,000 and $1,297,000,  respectively, were recognized for those periods.

  Net Loss. The net loss decreased from $3,036,000 in the second quarter of 1999 to $2,028,000 in the second quarter of 2000.
Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 2000

  Total Net Revenues.  Total net revenues increased by $11,670,000 or 8.0%, from
$146,720,000  in the first  half of 1999 to  $158,390,000  in the first  half of
2000.  The increase in total revenues from 1999 to 2000 was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company's  facilities  decreased from 90.6% during the first half of 1999 to
90.4% during the first half of 2000.  Average net patient  service  revenues per patient day at the Company's facilities increased from $149.23 in the first half of 1999 to $161.45 in the first half of 2000.  The  Company's  average  Medicare
Part A per diem rate  increased  from  $285.88 per  Medicare  patient day in the first  half of 1999 to $308.97  per  Medicare  patient  day in the first half of
2000, while the Company's  average per diem Medicaid rate increased from $116.80 in the first half of 1999 to $124.22  in the first half of 2000.  In  accordance with  provisions  of the Balanced  Budget  Refinement  Act of 1999,  the Company
elected to have  fourteen of its  facilities  waive their  remaining  transition period  available under Medicare's  current  prospective  payment  reimbursement system.  Effective  January  1,  2000,  these  fourteen  facilities  began to be reimbursed  at the  Federal  per  diem  payment  rate for  paid  Medicare  days.
Additionally,  the Balanced Budget Refinement Act of 1999 temporarily  increased the Federal per diem rates by 20 percent for fifteen acuity categories beginning on April 1, 2000.  These  increased rates will stay in effect until the later of
October 1, 2000 or the date on which the Health  Care  Financing  Administration implements  a revised PPS system that more  accurately  reimburses  the costs of caring for medically complex patients.  The Company believes that it is unlikely that a new PPS system will be implemented prior to October 1, 2001. Primarily as the result of electing to move fourteen  facilities to the Federal per diem rate and the rate  increases  implemented  on April 1, 2000,  the  Company's  average
Medicare  Part A payment rate  increased  from $285.88 per Medicare  patient day during the first half of 1999 to $308.97  per  Medicare  patient  day during the first half of 2000. The Company's quality mix of private, Medicare and insurance revenues  was 51.7% for the six months  ended June 30, 1999 as compared to 51.5%
during the same period of 2000.

  Facility  Operating   Expenses.   Facility  operating  expenses  increased  by
$2,646,000, or 2.1%, from $124,052,000 in the first half of 1999 to $126,698,000 in the first half of 2000.  The  overall  increase  in  operating  expenses  was primarily  the result of higher  expenditures  for  employee  benefit  costs and temporary nursing  personnel.  The increase in employee benefits costs is driven primarily by higher costs  associated  with  maintaining  the  Company's  health insurance plan. Management's discussions with benefit consultants have convinced management that  inflationary  pressures will increase the cost of the Company's health  plan at an annual  rate of 10 to 15 percent  for at least the next year.
Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees,  most notably nursing personnel. As a result of these  difficulties,  the Company has been forced to rely more heavily on temporary nursing  personnel.  The expense  associated with temporary nursing personnel  increased  by 13% from the first  half of 1999 to the  first  half of
2000.

  General and Administrative;  Service Charges Paid to Former Affiliate. General
and  administrative  expenses were $9,381,000 in both the first half of 1999 and the first half of 2000. During the first quarter of 1999, the Company recorded a
$700,000  charge for costs  associated  with the  termination  of an acquisition which the Company had begun reviewing in the latter half of 1998.  Excluding the non-recurring  charge in 1999,  the net  increase in general and  administrative expenses in the first half of 2000 is the result of higher  benefit  costs.  The
Company  reimburses a former affiliate for data processing  services provided to the Company. During the first half of 1999, such reimbursements totaled $573,000 compared to $550,000 during the first half of 2000.

  Depreciation and  Amortization.  Depreciation and amortization  increased from
$5,104,000  in the first  half of 1999 to  $5,383,000  in the first half of 2000 primarily  due to the  amortization  of costs in connection  with  obtaining the amendment of the Company's New Credit Facility in the first quarter of 1999.

  Amortization of Prepaid  Management Fees.  Amortization of prepaid  management fees was $600,000 during the first half of 1999 and the first half of 2000.

  Facility Rent.  Facility rent expense for the first half increased by $120,000 from $11,204,000 in 1999 to $11,324,000 in 2000.

  Interest Expense, net. Interest expense, net, increased from $9,856,000 in the first half of 1999 to  $11,494,000  in the first half of 2000.  This increase is the  result of higher  outstanding  balances  in 2000 with  respect  to both the
Company's 11% Senior Subordinated  Discount Notes (the "Discount Notes") and its
revolving credit facility. The Company issued $99.5 million of Discount Notes in
August 1998.  The interest  associated  with the Discount  Notes  accretes until
August 1, 2003 and then  becomes  payable  in cash,  semi-annually  in  arrears, beginning  on February 1, 2004.  As of June 30,  2000,  the  Discount  Notes had
accreted to a balance of  $122,219,000.  Additionally,  as of June 30, 1999, the
Company had $30,750,000  outstanding on its revolving credit facility as opposed to  $32,750,000  as of June  30,  2000.  The  Company  has not  made  additional borrowings on its revolving credit facility since July 7, 1999.

  Income Tax Benefit.  As a result of losses incurred in the first six months of
1999 and 2000,  income tax benefits of $5,608,000 and $2,837,000,  respectively, were recognized for those periods.

  Net Loss. The net loss decreased from  $8,772,000 in the first half of 1999 to
$4,437,000 in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash needs are for acquisitions,  capital  expenditures, working capital,  debt service and general corporate  purposes.  The Company has historically  financed  these  requirements  primarily  through a combination of internally  generated cash flow,  mortgage  financing and operating  leases,  in addition to funds borrowed  under a credit  facility.  In addition,  in 1996 the
Company financed the acquisition of four facilities  located in Ohio by means of leases  which are  accounted  for as  capital  leases  for  financial  reporting purposes.  The Company’s  existing leased facilities are leased from either the owner of the  facilities,  from a real  estate  investment  trust  which has purchased the facilities from the owner, or through  synthetic lease borrowings.
The Company’s existing facility leases generally require it to make monthly lease  payments  and pay all property  operating  costs.  The Company  generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is exercised.  In other cases, the lease for the facility sets forth a fixed purchase option price which the Company  believes is equal to the fair market value of the facility at the inception date of such lease,  thus allowing the Company to realize the value  appreciation  of the  facility  while maintaining financial flexibility.

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
to fund this  payment.  The  Company  already  held an option to  acquire  these facilities  during a limited  period  beginning  July 1,  2001.  The New  Option allowed the Company to exercise its right to purchase the  Cleveland  Facilities beginning as of the date of the New Option. The Company exercised the New Option on June  30,  2000.  The  New  Option  requires  the  Company  to  complete  the acquisition  prior to December  31, 2000 and  provides a waiver of the net worth covenant through that date. The Company intends to assign its purchase rights to an investment  entity  organized by Investcorp and enter into an operating lease of the Cleveland Facilities by December 31, 2000. The $5 million payment made to obtain the New Option  will be applied to the  purchase  price of the  Cleveland
Facilities,  or forfeited if the  acquisition is not  completed.  If the Company cannot  complete the  refinancing  of the  Cleveland  Facilities by December 31,
2000,  the  Company  would also be  required  to make an  additional  payment of
$3,000,000 to the landlord,  and the Company could  potentially face the loss of the Cleveland  Facilities.  Although no assurances  can be given in this regard, the Company  believes  that it will be able to complete the  refinancing  of the
Cleveland Facilities within the required time period.

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
In response,  during the first quarter of 1999, the Company initiated additional facility-based  training directed towards the documentation  requirements of the revised Medicare  reimbursement system. The Company also continued to refine its admission and assessment  protocols in order to increase patient  admissions and introduced a series of targeted  initiatives to lower operating  expenses.  Such initiatives  included  wage and staffing  reductions  (primarily  related to the delivery of  rehabilitative  therapy  services  and indirect  nursing  support), renegotiation  of vendor  contracts and ongoing  efforts to reduce the Company's reliance on outside nurse agency personnel.  All of the staffing reductions were implemented,  on or prior to,  April 1,  1999.  Effective  March 30,  1999,  the
Company obtained an amendment (the "Amendment") to the New Credit Facility which limits  borrowings  under the New Credit Facility to an aggregate of $58,500,000
(exclusive of undrawn  letters of credit  outstanding  as of March 30, 1999) and which modified certain financial covenants.  Beginning with the first quarter of
1999,  the  Amendment  replaced the original  financial  covenants  with one new financial  covenant,  a  minimum  cumulative  amount  of  EBITDA.  The  original financial  covenants provided maximum ratios of total indebtedness to EBITDA and senior  indebtedness to EBITDA,  and a minimum debt service  coverage ratio. The
Amendment requires minimum amounts of EBITDA, measured quarterly, but calculated on a rolling  twelve-month  basis,  through  December 31,  2000.  As long as the
Company meets or exceeds the required minimum  cumulative amounts of EBITDA, the
Company  may access the New Credit  Facility  for  general  corporate  purposes, subject  to the  reduced  amount of  availability.  As of June 30,  2000,  total borrowings  under the New Credit  Facility  were  $52,019,000  and  consisted of

$32,750,000 of revolver loans,  $13,700,000 of synthetic  lease  obligations and
$5,569,000 of undrawn  letters of credit.  As of June 30, 2000,  the Company had approximately  $9,000,000 of funding available under the New Credit Facility and was not in default of the financial  covenants of the New Credit  Facility.  The
Amendment  provides  minimum EBITDA targets only through  December 31, 2000. The
Amendment  also  provides  that the  Company  will have access to the New Credit
Facility if the Company is in compliance with specified  maximum ratios of total indebtedness  to  EBITDA,  senior  indebtedness  to EBITDA,  and a minimum  debt service  coverage ratio,  such ratios to be calculated by annualizing the actual amounts  of EBITDA  achieved  by the  Company in either (a) the second and third quarters of 2000, or (b) the third and fourth quarters of 2000. Continued access to the  New  Credit  Facility  is  then  dependent  on the  Company  maintaining compliance with financial ratio  requirements.  Since the covenant  allowing the
Company to maintain  compliance  through  the  achievement  of required  minimum cumulative  amounts of EBITDA  expires as of December 31, 2000, the Company must be able to achieve compliance with the alternate  financial ratios by that date, or it may have to seek additional modifications to the New Credit Facility.

  The Company's operating activities during the first half of 1999 used net cash of  $3,978,000 as compared to generating  net cash of  $12,037,000  in the first half of 2000, an improvement of $16,015,000.  Cash flows from operations in 2000 increased primarily as the result of a lower net loss, higher levels of non-cash expenses in 2000 (including depreciation, amortization and accretion of interest on the Company's Discount Notes), and the receipt of a federal income tax refund of approximately $3,000,000.

  Net cash used by investing  activities  decreased from  $8,915,000  during the first half of 1999 to $3,961,000 for the same period in 2000. The primary use of cash for investing  purposes  during 1999 was to fund  additions to property and equipment  associated with the maintenance of the Company's existing  facilities and the development of its data processing  capabilities.  Additionally,  during the first quarter of 1999,  approximately  $1,000,000 was expended in connection with obtaining the amendment of the Company's New Credit  Facility.  The primary use of cash for  investing  purposes  during 2000 has been to fund  additions to property and equipment  associated with the maintenance of the Company's nursing facilities.  The  Company has made a  concerted  effort to minimize  its capital expenditures without compromising the quality of its facilities.

  Net cash provided by financing  activities decreased from net cash provided of
$15,741,000  in 1999 to net cash used of $2,440,000  in 2000.  This decrease was due to the fact that  during the first six months of 1999 the  Company  borrowed
$18,000,000  under the New Credit  Facility  as  compared  to no new  borrowings during the first six months of 2000.  The Company has not drawn on its revolving credit facility since July 7, 1999.

  In addition to the Discount  Notes,  as of June 30, 2000,  the Company had two
mortgage loans outstanding  totaling  $17,541,000 and $32,750,000 in advances on its New Credit Facility.  One mortgage loan had an outstanding principal balance of $16,011,000 of which  $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus  additional  interest equal to 0.3% of the  difference  between the annual  operating  revenues  of the four  mortgaged facilities  and  actual  revenues  during  the  twelve-month  base  period.  The
Company's  other  mortgage  loan,  which  encumbers  a single  facility,  had an outstanding  principal  balance  of  $1,530,000  at  June  30,  2000,  of  which
$1,338,000 is due in 2010.

  Harborside  expects  that  its  capital   expenditures  for  2000,   excluding
acquisitions  of new long-term care  facilities,  will  aggregate  approximately
$8,000,000.   Harborside's   expected  capital   expenditures   will  relate  to
maintenance capital  expenditures,  systems  enhancements,  special construction projects  and other  capital  improvements.  Harborside  expects that its future facility  acquisitions  will be financed  with  borrowings  under the New Credit
Facility, direct operating leases or assumed debt. Harborside may be required to obtain additional equity in order to finance any significant acquisitions in the future.

  In November 1999, the "Balanced Budget Refinement Act" (the "BBRA") was signed into law. The BBRA was designed to mitigate  some of the effects of the BBA. The
BBRA allowed skilled nursing  facilities to elect transition to the full federal per diem rate at the beginning of their cost reporting  periods for cost periods beginning on or after January 1, 2000.  Using the election  allowed by the BBRA, the Company chose to move fourteen  facilities to the full federal per diem rate effective  January 1, 2000.  As a result,  the Company now uses the full federal per diem rate to  calculate  Medicare  revenue at  twenty-three  of its  skilled nursing facilities. Additionally, the BBRA temporarily increased the federal per diem rates by 20% for  fifteen  acuity  categories  beginning  on April 1, 2000.
These increased rates will stay in effect until the later of (a) October 1, 2000 or (b) the date  HCFA  implements  a revised  PPS  system  that more  accurately reimburses  the costs of caring for medically  complex  patients.  The BBRA also provides  for a four  percent  increase  in the  federal  per diem rates for all acuity categories for a two-year period beginning October 1, 2000. The BBRA also excluded costs for certain supplies and services that were formerly  required to be reimbursed by a skilled nursing facility's PPS rate. The BBRA also eliminated the annual  provider  limitations on Part B therapy  charges per beneficiary for fiscal 2000 and 2001.

SEASONALITY

  The  Company's  earnings  generally  fluctuate  from quarter to quarter.  This seasonality  is related to a combination of factors which include the timing and amount of Medicaid rate  increases,  seasonal  census cycles,  and the number of days in a given fiscal quarter.

INFLATION

  The  healthcare  industry is labor  intensive.  Wages and other labor  related costs are especially sensitive to inflation. Certain of the Company’s other expense  items,  such as supplies  and real estate  costs are also  sensitive to inflationary  pressures.  Shortages in the labor market or general  inflationary pressure could have a significant effect on the Company. In addition,  suppliers pass along rising costs to the Company in the form of higher prices.  When faced with  increases  in  operating  costs,  the Company  has sought to increase  its charges  for  services  and  its  requests  for  reimbursement  from  government programs.  The Company's  private pay  customers  and third party  reimbursement sources may be less able to absorb increased prices for the Company's  services.
The Company's  operations could be adversely affected if it is unable to recover future cost increases or experiences  significant  delays in increasing rates of reimbursement  of its labor or other costs from  Medicare and  Medicaid  revenue sources.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain  statements in this Form 10-Q,  including  information set forth under the caption  "Management's  Discussion  and Analysis of Financial  Condition and
Results  of  Operations",  constitute  "Forward-Looking  Statements"  within the meaning of the Private  Securities  Litigation  Reform Act of 1995 (the  "Reform
Act").  The  Company  desires  to  take  advantage  of  certain  "safe  harbor";
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

     1.   TheCompany's  ability to grow through the  acquisition and development
          of  long-term  care   facilities  or  the   acquisition  of  ancillary
          businesses.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Most of the Company's  debt  obligations  bear interest at fixed rates and are not affected by changes in market interest rates; however,  borrowings under the
Company's New Credit Facility are sensitive to changes in interest rates.  Under the New Credit  Facility,  interest  is based on either  LIBOR or prime rates of interest (plus applicable margins determined by the Company's leverage),  at the
Company's election. As the prime and LIBOR rates of interest increase,  interest expense  associated with the Company's  borrowings under the New Credit Facility would also increase.

  The Company did not  experience  significant  changes in interest rates during the three months ended June 30, 2000. As part of the Company's  risk  management program,  the Company continuously reviews its overall exposure to interest rate risk and  evaluates  the benefits of interest  rate  hedging  through the use of derivative  instruments,  such as  interest  rate  swaps.  By  entering  into an interest rate swap,  the Company can  effectively  transform  variable rate debt into  fixed  rate  debt.  The  Company  did not  have  any  interest  rate  swap arrangements  outstanding  during the six month periods  ending June 30, 1999 or
June 30, 2000.

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

                              Harborside Healthcare Corporation

                               By:   /s/ Stephen L. Guillard
                                     -----------------------
                                     Stephen L. Guillard
                                     President, and Chief Executive Officer

                               By:   /s/ William H.Stephan
                                     ---------------------
                                     William H. Stephan
                                     Senior Vice President and
                                     Chief Financial Officer

DATE:   August 14, 2000