Form 10-Q
period 2000-09-30
HARBORSIDE HEALTHCARE CORP
filed 2000-11-14
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No

Number of shares of common stock, par value $0.01 per share outstanding as of November 10, 2000: 7,261,332.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Table of Contents

                                                                                Page
                                                                                ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            December 31, 1999 and September 30, 2000                            3

         Condensed Consolidated Statements of Operations
            For the Three Months and Nine Months Ended
            September 30, 1999 and 2000                                         4

         Condensed Consolidated Statement of Changes
            in Stockholders' Deficit For the Nine Months
            Ended September 30, 2000                                            5

         Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 1999 and 2000               6

         Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             22

Part II  OTHER INFORMATION                                                      23

         Signatures                                                             24

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

-------

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

                                                                           (Unaudited)
                                                             December 31, September 30,
                                                                1999          2000
                                                             ---------     ----------
                      ASSETS
Current assets:
  Cash and cash equivalents ............................     $   1,386      $   8,024
  Accounts receivable, net of allowances for doubtful
     accounts of $3,098 and $4,280  respectively .......        50,168         48,265
  Prepaid expenses and other ...........................        19,940         12,713
  Prepaid income taxes .................................         2,608           --
  Deferred income taxes ................................         2,400          5,303
                                                             ---------      ---------
     Total current assets ..............................        76,502         74,305

 Restricted cash .......................................         2,420          4,578
 Property and equipment, net ...........................       166,326        105,621
 Deferred financing and other non-current assets, net ..        15,546         11,782
 Other assets, net .....................................         3,100          2,200
 Note receivable .......................................         7,487          7,487
 Deferred income taxes .................................        11,852         15,684
                                                             ---------      ---------
   Total assets ........................................     $ 283,233      $ 221,657
                                                             =========      =========

                    LIABILITIES
Current liabilities:
  Current maturities of long-term debt .................     $     227      $     244
  Current portion of capital lease obligation ..........         4,633           --
  Note payable to affiliate ............................         5,000           --
  Accounts payable .....................................         9,328         10,316
  Employee compensation and benefits ...................        14,021         13,408
  Other accrued liabilities ............................         5,508          5,979
  Accrued interest .....................................           572            574
  Current portion of deferred income ...................           677            554
                                                             ---------      ---------
    Total current liabilities ..........................        39,966         31,075

 Long-term portion of deferred income ..................         2,427          2,042
 Long-term debt ........................................       166,018        175,521
 Long-term portion of capital lease obligation .........        50,067           --
                                                             ---------      ---------
    Total liabilities ..................................       258,478        208,638
                                                             ---------      ---------
Exchangeable preferred stock, redeemable, $.01 par value
 with a liquidation value of $1,000 per share; 500,000
 shares authorized; 48,277 and 53,320
 issued and outstanding, respectively ..................        48,277         53,320
                                                             ---------      ---------

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 19,000,000 shares
  authorized, 7,261,332 shares issued and outstanding ..           146            146
Additional paid-in capital .............................       198,603        193,547
Less common stock in treasury, at cost, 7,349,832 shares      (183,746)      (183,746)
Accumulated deficit ....................................       (38,525)       (50,248)
                                                             ---------      ---------
    Total stockholders' deficit ........................       (23,522)       (40,301)
                                                             ---------      ---------
    Total liabilities and stockholders' deficit ........     $ 283,233      $ 221,657
                                                             =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share amounts)

                                                    For the three months ended   For the nine months ended
                                                            September 30,               September 30,
                                                     ------------------------     --------------------------

                                                          1999           2000           1999           2000
                                                     ---------      ---------      ---------      ---------

 Total net revenues ............................     $  77,590      $  80,927      $ 224,310      $ 239,317
                                                     ---------      ---------      ---------      ---------

 Expenses:
  Facility operating ...........................        63,014         65,033        187,066        191,731
  General and administrative ...................         4,204          4,286         13,585         13,667
  Service charges paid to former affiliate .....           307            295            880            845
  Amortization of prepaid management fee .......           300            300            900            900
  Depreciation and amortization ................         2,347          2,613          7,451          7,996
  Facility rent ................................         5,645          5,705         16,849         17,029
  Restructuring costs ..........................         5,745           --            5,745           --
  Loss on termination of capital lease .........          --            8,914           --            8,914
                                                     ---------      ---------      ---------      ---------
     Total expenses ............................        81,562         87,146        232,476        241,082
                                                     ---------      ---------      ---------      ---------

 Loss from operations ..........................        (3,972)        (6,219)        (8,166)        (1,765)

 Other:
  Interest expense, net ........................         5,410          5,836         15,266         17,330
  Other expense (income) .......................          (141)          (111)           189            123
                                                     ---------      ---------      ---------      ---------

 Loss before income taxes ......................        (9,241)       (11,944)       (23,621)       (19,218)
 Income tax benefit ............................        (3,604)        (4,658)        (9,212)        (7,495)
                                                     ---------      ---------      ---------      ---------
  Net loss......................................     $  (5,637)     $  (7,286)     $ (14,409)     $ (11,723)
                                                     =========      =========      =========      =========

 Loss available for common shares:
  Net loss .....................................     $  (5,637)     $  (7,286)     $ (14,409)     $ (11,723)
  Preferred stock dividends ....................        (1,525)        (1,741)        (4,427)        (5,056)
                                                     ---------      ---------      ---------      ---------
  Loss applicable to common shares..............     $  (7,162)     $  (9,027)     $ (18,836)     $ (16,779)
                                                     =========      =========      =========      =========

 Loss per common share (Note C):
  Basic and diluted ............................     $   (0.99)     $   (1.24)     $   (2.59)     $   (2.31)
                                                     =========      =========      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(dollars in thousands)

                                                          Additional
                                               Common      Paid-In      Treasury     Accumulated
                                               Stock       Capital        Stock        Deficit      Total
                                             ----------   ----------    ---------    ----------   ----------

Stockholders' deficit, December 31, 1999     $      146    $ 198,603    $ (183,746)  $ (38,525)   $ (23,522)

Preferred stock dividends                            -        (5,056)           -           -        (5,056)

Net loss for the nine months ended
  September 30, 2000                                 -            -             -      (11,723)      (11,723)
                                             ----------    ---------    ----------   ----------   ----------
Stockholders' deficit, September 30, 2000    $      146    $ 193,547    $ (183,746)  $ (50,248)   $  (40,301)
                                             ==========    =========    ===========  =========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

                                                                        For the nine months ended September 30,
                                                                        ---------------------------------------
                                                                                1999              2000
                                                                                ----              ----
Operating activities:
  Net loss                                                                 $   (14,409)       $  (11,723)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
  Depreciation of property and equipment                                         5,053             6,168
  Amortization of deferred financing and other non-current assets                2,398             1,828
  Amortization of prepaid management fee                                           900               900
  Amortization of deferred income                                                 (507)             (508)
  Accretion of senior subordinated discount notes                                8,725             9,703
  Amortization of loan costs and fees (included in rental
       and interest expense)                                                       108               103
  Accretion of interest on capital lease obligation                              2,549             2,753
  Write-off of goodwill and other assets related to restructuring                1,852                 -
  Loss on  termination of capital lease                                              -             7,542
                                                                           -----------        ----------
                                                                                 6,669            16,766
  Changes in operating assets and liabilities:
  Decrease in accounts receivable                                                2,172             1,903
  (Increase) decrease in prepaid expenses and other                             (5,046)            6,810
  Increase in deferred income taxes                                                  -           (3,832)
  Increase in accounts payable                                                   4,419               988
  Decrease in employee compensations and benefits                               (1,290)             (613)
  Increase in accrued interest                                                     176                 2
  Increase in other accrued liabilities                                            320               471
  Increase in prepaid income taxes                                              (8,955)             (295)
                                                                           -----------        ----------
  Net cash provided (used) by operating activities                              (1,535)           22,200
                                                                           -----------        ----------

Investing activities:
  Additions to property and equipment                                          (10,672)           (5,123)
  Additions to deferred financing and other non-current assets                  (2,217)               (1)
  Transfers (to) restricted cash, net                                              (32)           (2,158)
                                                                           -----------        ----------
  Net cash used by investing activities                                        (12,921)           (7,282)
                                                                           -----------        ----------

Financing activities:
  Repayment of note payable to affiliate                                             -            (5,000)
  Borrowings under revolving line of credit                                     20,000                 -
  Payments of long-term debt                                                      (152)             (183)
  Principal payments of capital lease obligation                                (3,281)           (3,084)
  Dividends paid on exchangeable preferred stock                                   (13)              (13)
                                                                           -----------        ----------
  Net cash provided (used) by financing activities                              16,554            (8,280)
                                                                           -----------        ----------

  Net increase in cash and cash equivalents                                      2,098             6,638
  Cash and cash equivalents, beginning of period                                   896             1,386
                                                                           -----------        ----------
  Cash and cash equivalents, end of period                                 $     2,994        $    8,024
                                                                           ===========        ==========

Supplemental Disclosure:
  Interest paid                                                            $     4,370        $    5,060
                                                                           ===========        ==========
  Income taxes paid                                                        $       155        $      130
                                                                           ===========        ==========
  Accretion of preferred stock dividends                                   $     4,414        $    5,043
                                                                           ===========        ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. General

  Harborside Healthcare Corporation and its subsidiaries (the "Company") operate long-term care facilities and, until  September  1999,  provided  rehabilitation therapy services to non-affiliated long-term care facilities (See Note D). As of
September 30, 2000, the Company owned eighteen  facilities,  operated thirty-one additional  facilities under various operating leases, and managed one facility.
The Company  accounts for its  investment  in one 75% owned  facility  using the equity method of accounting.

B. Basis of Presentation

  The accompanying  unaudited condensed consolidated financial statements should be read in  conjunction  with the  consolidated  financial  statements and notes thereto  included  in the  Company's  filing  on Form  10-K for the  year  ended
December 31, 1999.  In the opinion of  management,  the  accompanying  unaudited
financial  statements  reflect  all  adjustments   (consisting  of  only  normal
recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, the results of its operations for the  three-month and nine-month  periods ended September 30, 1999 and 2000 and its cash flows for the nine-month  periods ended September 30, 1999 and 2000. The results of operations for the  three-month  and  nine-month  periods ended  September 30, 2000 are not necessarily  indicative  of the results which may be expected for the full year.
See "Management's  Discussion and Analysis of Financial Condition and Results of
Operations" included elsewhere in this report.

C. Loss Per Common Share

  The following  table sets forth the  computation of basic and diluted loss per common share for the periods ended September 30, 1999 and 2000:

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                        1999            2000           1999            2000
                                                        ----            ----           ----            ----
Numerator:
    Net loss                                     $ (5,637,000)   $  (7,286,000)  $ (14,409,000)  $ (11,723,000)
    Preferred Stock dividends                      (1,525,000)      (1,741,000)     (4,427,000)     (5,056,000)
                                                 -------------   -------------   -------------   -------------
Loss applicable to common shares                 $ (7,162,000)   $  (9,027,000)  $ (18,836,000)  $ (16,779,000)
                                                 =============   =============   =============   =============

Denominator:
    Denominator for basic  and diluted loss per
     common share - weighted average shares          7,261,332       7,261,332       7,261,332      7,261,332
                                                     =========       =========       =========      =========

Basic and diluted loss per common share              $   (0.99)      $   (1.24)      $   (2.59)     $   (2.31)
                                                     =========       =========       =========      =========

     As of September 30, 1999 and 2000, the Company excluded a combined total of
652,848 and 774,494 shares, respectively,  of stock options and restricted stock grants  (see Note F) from the  calculation  of "diluted  loss per common  share"
because these shares were  antidilutive.  Restricted  stock grants accounted for
664,500 of the shares  excluded at September 30, 2000;  there were no restricted stock grants outstanding at September 30, 1999.

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

  The Company's therapy services  restructuring plan required the termination of approximately sixty rehabilitation therapy services employees and the closure of two regional  offices.  During the third quarter of 1999, the Company recorded a restructuring  charge of  approximately  $5.7 million  under this plan,  most of which were  non-cash  in nature.  The  restructuring  charge  consisted  of $2.5 million of  uncollectible  accounts  receivable,  $1.5  million  of  unamortized goodwill,  $0.7 million of employee costs and approximately  $1.0 million due to the  write-off  of  other  assets.  As of March  31,  2000,  the  Company’s restructuring reserve was fully utilized.

E. Loss on Termination of Capital Lease

     Until  September  27, 2000,  the Company,  through a  wholly-owned  limited partnership,  leased  and  operated  four  facilities  in Ohio  (the  "Cleveland
Facilities") which it acquired in 1996 through capital leases.  Each of the four leases  contained an option to purchase the facility  beginning July 1, 2001 and each lease was guaranteed by the Company.  The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty,  which in turn  would  be an  event of  default  under  each  lease.  As a result  of a restructuring  charge (See Note D), the Company's  consolidated  net worth as of
September 30, 1999 (as calculated for purposes of this  requirement)  had fallen below the  required  level.  The  Company  anticipated  that its net worth would continue to be below the required  level at December 31, 1999,  which would have resulted  in an event of default  under each of these  leases  with the  Company potentially  facing the loss of these  operations.  Such default could also have triggered  cross-defaults  under the Company's other lease and debt obligations.
In December  1999,  the Company  paid $5 million to its landlord and obtained an option  (the "New  Option")  to acquire the  Cleveland  Facilities.  The Company borrowed $5 million from an affiliate of  Investcorp  S.A. to fund this payment.
The New  Option  allowed  the  Company to  exercise  its right to  purchase  the
Cleveland  Facilities  beginning as of the date of the New Option,  required the
Company to complete  the  acquisition  prior to December 31, 2000 and provided a waiver of the net worth covenant  through that date.  The Company  exercised the
New Option on June 30, 2000.

  On September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase  rights for these  facilities  to an investment entity organized by Investcorp,  for $5.0 million, which simultaneously acquired the Cleveland  Facilities.  On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.8 million. The Company used the proceeds of the purchase rights assignment  to  repay  the  $5.0  million  note  payable  from an  affiliate  of
Investcorp  S.A.  As a result of the  capital  lease  termination,  the  Company recorded a  non-recurring  charge of $8.9 million.  The principal  components of this charge  included the  write-off of capital  leased  assets in excess of the related  capital lease  obligation  ($5.7 million) and the write-off of deferred financing costs ($1.8 million) related to the Company's bank credit facility. In order to complete the Cleveland  Facility leasing  transaction,  the Company was required to obtain the release of certain collateral held by the bank group. The
Company  obtained the release of the  collateral  as part of an amendment to the
Company's credit facility,  which also resulted in a permanent  reduction of the
Company's maximum borrowings under the credit facility from $250 million to $150 million and a  twenty-five  basis point  increase in the  Company's  LIBOR-based borrowing  rate.  As a result  of the  permanent  reduction  in funds  available
through  the  credit   facility,   the  Company  was  required  to  write-off  a
proportionate  amount of the deferred  financing  costs incurred when the credit facility was originally obtained.

F. Restricted Stock

  On September 29, 2000, the Company granted 664,500 shares of restricted  Class
C common stock (the "Restricted Shares") to employees of the Company. As part of this restricted  stock  issuance,  507,705 options granted on August 11, 1998 to purchase  shares of the Company's  Class C common stock at $25.00 per share were cancelled. The purpose of the restricted stock issuance was to better enable the
Company to retain and motivate key employees.  The Restricted  Shares  generally vest over varying periods of time through December 31, 2003. Unvested shares are
restricted  as  to   disposition   and  subject  to  forfeiture   under  certain
circumstances.  The  value of the  Restricted  Shares  on the date of grant  was approximately $7,000.

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
Inc.,  New  Jersey  Harborside  Corp.,   Bridgewater   Assisted  Living  Limited
Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership,
Harborside  Rehabilitation  Limited Partnership,  Harborside  Healthcare Network
Limited Partnership and Harborside Health I Corporation.

  The information which follows presents the condensed  consolidating  financial position  as of  December  31,  1999  and  September  30,  2000;  the  condensed consolidating  results of operations for the three-month and nine-month  periods ended  September  30, 1999 and 2000;  and the  consolidating  cash flows for the nine-month  periods ended  September 30, 1999 and 2000 of (a) the parent company
only  ("the   Parent"),   (b)  the   combined   Guarantors,   (c)  the  combined
Non-Guarantors,  (d)  eliminating  entries and (e) the Company on a consolidated basis.

G. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of December 31, 1999

(Unaudited)

(dollars in thousands)

                                                            Parent      Guarantors     Non-Guarantors Elimination    Consolidated
                                                           ---------    ---------      ------------      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ..........................    $   --        $     355     $    1,031     $     --       $    1,386
   Accounts receivable, net of allowance ..............        --           34,423         15,745           --           50,168
   Intercompany receivable ............................     137,614           --             --         (137,614)          --
   Prepaid expenses and other .........................       3,590         14,096          2,254           --           19,940
   Prepaid income taxes ...............................       2,608           --             --             --            2,608
   Deferred income taxes ..............................       2,150            250           --             --            2,400
                                                           --------      ---------     ----------     ----------     ----------

Total current assets ..................................     145,962         49,124         19,030       (137,614)        76,502

Restricted cash .......................................        --            1,826            594           --            2,420
Investment in limited partnership .....................      15,584           --            4,044        (19,628)          --
Property and equipment, net ...........................        --          146,976         19,350           --          166,326
Deferred financing and other
  non-current assets, net .............................      10,749          3,416          1,381           --           15,546
Other assets, net .....................................       3,100           --             --             --            3,100
Note receivable .......................................        --            7,487           --             --            7,487
Deferred income taxes .................................          71         11,781           --             --           11,852
                                                           --------       --------     ----------      ---------      ---------
Total assets ..........................................    $175,466       $220,610     $   44,399      $(157,242)     $ 283,233
                                                           ========       ========     ==========      =========      =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt   .............    $   --        $      22     $     205       $    --        $     227
   Current portion of capital lease
     obligation .......................................        --            4,633           --             --            4,633
   Note payable to affiliate ..........................       5,000           --             --             --            5,000
   Accounts payable ...................................        --            6,879          2,449           --            9,328
   Intercompany payable ...............................        --          109,511         11,766       (121,277)          --
   Employee compensation and benefits .................        --           10,687          3,334           --           14,021
   Other accrued liabilities ..........................        --            4,663            845           --            5,508
   Accrued interest ...................................       4,342         12,584           --          (16,354)           572
   Current portion of deferred income .................        --             --             --              677            677
                                                           --------       --------     ----------      ---------      ---------
Total current liabilities .............................       9,342        148,979         18,599       (136,954)        39,966

Long-term portion of deferred income ..................        --              893          2,211           (677)         2,427
Long-term debt ........................................     132,243          1,517         15,904         16,354        166,018
Long-term  portion of capital lease obligation ........        --           50,067           --             --           50,067
                                                           --------       --------     ----------      ---------      ---------
Total liabilities .....................................     141,585        201,456         36,714       (121,277)       258,478
                                                           --------       --------     ----------      ---------      ---------

Exchangeable preferred stock, redeemable,
    $.01 par value with a liquidation
    value of $1,000 per share;
    500,000 shares authorized;
    48,277 shares issued and outstanding ..............      48,277           --             --             --           48,277
                                                           --------       ---------    ----------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
   shares authorized; 7,261,332 shares issued
   and outstanding ....................................         146          2,569          3,885         (6,454)           146
Additional paid-in capital ............................     198,377           --             --              226        198,603
Less common stock in  treasury, at
   cost, 7,349,832 shares .............................    (183,746)          --             --             --         (183,746)
Partners' equity ......................................        --           24,755          7,074        (31,829)          --
Accumulated deficit ...................................     (29,173)        (8,170)        (3,274)         2,092        (38,525)
                                                           --------      ---------      ---------      ---------      ---------
Total stockholders' equity (deficit) ..................     (14,396)        19,154          7,685        (35,965)       (23,522)
                                                           --------      ---------      ---------      ---------      ---------
Total liabilities and stockholders' equity (deficit) .     $175,466      $ 220,610      $  44,399      $(157,242)     $ 283,233
                                                           ========      =========      =========      =========      =========

G. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of September 30, 2000

(Unaudited)

(dollars in thousands)

                                                              Parent       Guarantors   Non-Guarantors  Elimination    Consolidated
                                                            ---------      ---------      ---------      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ..........................     $    --        $   6,616     $    1,408      $    --       $    8,024
   Accounts receivable, net of allowance ..............          --           33,635         14,630           --           48,265
   Intercompany receivable ............................       123,359           --             --         (123,359)          --
   Prepaid expenses and other .........................         3,438          7,765          1,510           --           12,713
   Deferred income taxes ..............................         5,303           --             --             --            5,303
                                                            ---------      --------       ---------      ---------      ---------
Total current assets ..................................       132,100         48,016         17,548       (123,359)        74,305

Restricted cash .......................................          --            3,926            652           --            4,578
Investment in limited partnership .....................        15,584           --            4,044        (19,628)          --
Property and equipment, net ...........................          --           86,040         19,581           --          105,621
Deferred financing and other
  non-current assets, net .............................         9,394          1,187          1,201           --           11,782
Other assets, net .....................................         2,200           --             --             --            2,200
Note receivable .......................................          --            7,487           --             --            7,487
Deferred income taxes .................................        11,852          3,832           --             --           15,684
                                                            ---------      ---------      ---------      ---------      ---------
Total assets ..........................................     $ 171,130      $ 150,488      $  43,026      $(142,987)     $ 221,657
                                                            =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ...............     $    --        $      19      $    225       $    --        $     244

   Accounts payable ...................................          --            7,974          2,342           --           10,316
   Intercompany payable ...............................          --           96,077         10,880       (106,957)          --
   Employee compensation and benefits .................          --           10,592          2,816           --           13,408
   Other accrued liabilities ..........................          --            4,558          1,421           --            5,979
   Accrued interest ...................................         8,229         14,621           --          (22,276)           574
   Current portion of deferred income .................          --             --             --              554            554
                                                            ---------      ---------      ---------      ---------      ---------
Total current liabilities .............................         8,229        133,841         17,684       (128,679)        31,075

Long-term portion of deferred income ..................          --              651          1,935           (544)         2,042
Long-term debt ........................................       132,243          5,267         15,735         22,276        175,521
                                                            ---------      ---------      ---------      ---------      ---------
Total liabilities .....................................       140,472        139,759         35,354       (106,947)       208,638
                                                            ---------      ---------      ---------      ---------      ---------

Exchangeable preferred stock, redeemable,
    $.01 par value with a liquidation
    value of $1,000 per share;
    500,000 shares authorized;
    53,320 shares issued and outstanding ..............        53,320           --             --             --           53,320
                                                            ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
    shares authorized; 7,261,332 shares issued
    and outstanding ...................................           146          2,569          3,885         (6,454)           146
Additional paid-in capital ............................       193,320              1           --              226        193,547
cost, 7,349,832 shares ................................      (183,746)          --             --             --         (183,746)

Partners' equity ......................................          --           24,755          7,074        (31,829)          --

Accumulated deficit ...................................       (32,382)       (16,596)        (3,287)         2,017        (50,248)
                                                            ---------      ---------      ---------      ---------      ---------
Total stockholders' equity (deficit) ..................       (22,662)        10,729          7,672        (36,040)       (40,301)
                                                            ----------     ---------      ---------      ---------      ---------
Total liabilities and stockholders' equity (deficit) ..     $  171,130     $ 150,488      $  43,026      $(142,987)     $ 221,657
                                                            ==========     =========      =========      =========      =========

G. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended September 30, 1999

(Unaudited)

(dollars in thousands)

For the three months ended September 30, 1999

                                                   Parent      Guarantors  Non-Guarantors Elimination   Consolidated
                                                  --------      --------      --------      --------      --------

Total net revenues ..........................     $   --        $ 57,049      $ 24,579      $ (4,038)     $ 77,590
                                                  --------      --------      --------      --------      --------

Expenses:
 Facility operating .........................         --          46,712        20,340        (4,038)       63,014
 General and administrative .................           17         4,187          --            --           4,204
 Service charges paid to  former affiliate ..         --             307          --            --             307
 Amortization of prepaid management fee .....          300          --            --            --             300
 Depreciation and amortization ..............          420         1,473           454          --           2,347
 Facility rent ..............................         --           3,533         2,112          --           5,645
 Restructuring costs ........................         --           5,745          --            --           5,745
  Management fees paid to affiliates ........         --          (1,609)        1,609          --            --
                                                  --------      --------      --------      --------      --------
Total expenses ..............................          737        60,348        24,515        (4,038)       81,562
                                                  --------      --------      --------      --------      --------

Income (loss) from operations ...............         (737)       (3,299)           64          --          (3,972)

Other:
  Interest expense, net .....................          755         4,224           431          --           5,410
  Other income ..............................         --            --            --            (141)         (141)
                                                  --------      --------      --------      --------      --------

Income (loss) before income taxes ...........       (1,492)       (7,523)         (367)          141        (9,241)
Income taxes (benefit) ......................         (582)       (2,934)         (143)           55        (3,604)
                                                  ---------     --------      --------      --------      --------
Net income (loss) ...........................     $   (910)     $ (4,589)     $   (224)     $     86      $ (5,637)
                                                  ========      ========      ========      ========      ========

For the three months ended September 30, 2000

                                                    Parent     Guarantors Non-Guarantors  Elimination   Consolidated
                                                  --------      --------      --------      --------      --------

Total net revenues ..........................     $   --        $ 56,042      $ 25,325      $   (440)     $ 80,927
                                                  --------      --------      --------      --------      --------

Expenses:
  Facility operating ........................         --          43,883        21,590          (440)       65,033
  General and administrative ................           13         4,273          --            --           4,286
  Service charges paid to former affiliate ..         --             295          --            --             295
  Amortization of prepaid management fee ....          300          --            --            --             300
  Depreciation and amortization .............          452         1,673           488          --           2,613
  Facility rent .............................         --           3,570         2,135          --           5,705
  Loss on termination of capital lease ......         --           8,914          --            --           8,914
  Management fees paid to affiliates ........         --          (1,499)        1,499          --            --
                                                  --------      --------      --------      --------      --------
Total expenses ..............................          765        61,109        25,712          (440)       87,146
                                                  --------      --------      --------      --------      --------

Income (loss) from operations ...............         (765)       (5,067)          387          --          (6,219)

Other:
  Interest expense, net .....................        1,025         4,397           414          --           5,836
  Other income ..............................         --            --            --            (111)         (111)
                                                  --------      --------      --------      --------      --------

Income (loss) before income taxes ...........       (1,790)       (9,464)         (801)          111       (11,944)
Income taxes (benefit) ......................         (699)       (3,708)         (312)           61        (4,658)
                                                  --------      --------      --------      --------      --------
Net income (loss) ...........................     $ (1,091)     $ (5,756)     $   (489)     $     50      $ (7,286)
                                                  ========      ========      ========      ========      ========

G. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 1999

(Unaudited)

(dollars in thousands)

For the nine months ended September 30, 1999

                                                    Parent      Guarantors  Non-Guarantors    Elimination    Consolidated
                                                  ---------      ---------      ---------      ---------      ---------

Total net revenues ..........................     $      24      $ 165,777      $  71,796      $ (13,287)     $ 224,310
                                                  ---------      ---------      ---------      ---------      ---------

Expenses:
  Facility operating ........................          --          139,598         60,755        (13,287)       187,066
  General and administrative ................            43         13,542           --             --           13,585
  Service charges paid to  former affiliate .          --              880           --             --              880
  Amortization of prepaid management fee ....           900           --             --             --              900
  Depreciation and amortization .............         1,200          4,960          1,291           --            7,451
  Facility rent .............................          --           10,480          6,369           --           16,849
  Restructuring costs .......................          --            5,745           --             --            5,745
  Management fees paid to affiliates ........          --           (4,434)         4,434           --             --
                                                  ---------      ---------      ---------      ---------      ---------
Total expenses ..............................         2,143        170,771         72,849        (13,287)       232,476
                                                  ---------      ---------      ---------      ---------      ---------

Loss from operations ........................        (2,119)        (4,994)        (1,053)          --           (8,166)

Other:
  Interest expense, net .....................         2,178         11,791          1,297           --           15,266
  Other expense .............................          --             --             --              189            189
                                                  ---------      ---------      ---------      ---------      ---------

Loss before income taxes ....................        (4,297)       (16,785)        (2,350)          (189)       (23,621)
Income tax benefit ..........................        (1,676)        (6,546)          (916)           (74)        (9,212)
                                                  ---------      ---------      ---------      ---------      ---------
Net loss ....................................     $  (2,621)     $ (10,239)     $  (1,434)     $    (115)     $ (14,409)
                                                  =========      =========      =========      =========      =========

For the nine months ended September 30, 2000

                                                    Parent       Guarantors  Non-Guarantors   Elimination   Consolidated
                                                  ---------      ---------      ---------      ---------      ---------

Total net revenues ..........................     $    --        $ 164,213      $  76,080      $    (976)     $ 239,317
                                                  ---------      ---------      ---------      ---------      ---------

Expenses:
  Facility operating ........................          --          130,255         62,452           (976)       191,731
  General and administrative ................            20         13,647           --             --           13,667
  Service charges paid to former affiliate ..          --              845           --             --              845
  Amortization of prepaid management fee ....           900           --             --             --              900
  Depreciation and amortization .............         1,356          5,199          1,441           --            7,996
  Facility rent .............................          --           10,572          6,457           --           17,029
  Loss on the termination of capital lease ..          --            8,914           --             --            8,914
  Management fees paid to affiliates ........          --           (4,494)         4,494           --             --
                                                  ---------      ---------      ---------      ---------      ---------
Total expenses ..............................         2,276        164,938         74,844           (976)       241,082
                                                  ---------      ---------      ---------      ---------      ---------

Income (loss) from operations ...............        (2,276)          (725)         1,236           --           (1,765)

Other:
  Interest expense, net .....................         2,985         13,087          1,258           --           17,330
  Other expense .............................          --             --             --              123            123
                                                  ---------      ---------      ---------      ---------      ---------

Loss before income taxes ....................        (5,261)       (13,812)           (22)          (123)       (19,218)
Income tax benefit ..........................        (2,052)        (5,386)            (9)           (48)        (7,495)
                                                  ---------      ---------      ---------      ---------      ---------
Net loss ....................................     $  (3,209)     $  (8,426)     $     (13)     $     (75)     $ (11,723)
                                                  =========      =========      =========      =========      =========

G. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 1999

(Unaudited)

(dollars in thousands)

                                                         Parent    Guarantors Non-Guarantors  Elimination  Consolidated
                                                        --------    --------     ---------     --------      --------
Operating activities:

Net cash provided (used) by operating activities: .     $(17,516)   $ 12,855     $   2,128     $    998      $ (1,535)
                                                        --------    --------     ---------     --------      --------

Investing activities:
Additions to property and equipment ................        --        (8,364)       (1,834)        (474)      (10,672)
Additions to deferred financing and other
non-current assets .................................      (2,522)        311            (6)        --          (2,217)

Transfers (to) from restricted cash, net ...........        --           596          (104)        (524)          (32)
                                                        --------    --------     ---------     --------      --------

Net cash used by investing activities ..............      (2,522)     (7,457)       (1,944)        (998)      (12,921)
                                                        --------    --------     ---------     --------      --------

Financing activities:
Borrowings under revolving line of credit ..........      20,000        --            --           --          20,000
Payments of long-term debt .........................        --          (286)          134         --            (152)
Principal payments of capital lease obligation .....        --        (3,281)         --           --          (3,281)
Dividends paid on exchangeable preferred stock .....         (13)       --            --           --             (13)
                                                        --------    --------     ---------     --------      --------
Net cash (used) provided by financing activities ...      19,987      (3,567)          134         --          16,554
                                                        --------    --------     ---------     --------      --------

Net increase (decrease) in cash and cash equivalents       (51)        1,831           318         --           2,098
Cash and cash equivalents, beginning of period .....        51            99           746         --             896

                                                        --------    --------     ---------     --------      --------
Cash and cash equivalents, end of period ..........     $   --      $  1,930     $   1,064     $   --        $  2,994
                                                        ========    ========     =========     ========      ========

Supplemental Disclosure:
  Interest paid ....................................    $    623    $  3,376     $     371     $   --        $  4,370
                                                        ========    ========     =========     ========      ========
  Income taxes paid ................................    $    155    $   --       $    --       $   --        $    155
                                                        ========    ========     =========     ========      ========
  Accretion of preferred stock dividends............    $  4,414    $   --       $    --       $   --        $  4,414
                                                        ========    ========     =========     ========      ========

G. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2000

(Unaudited)

(dollars in thousands)

                                                         Parent    Guarantors Non-Guarantors  Elimination  Consolidated
                                                        --------    --------  --------------   --------     --------
Operating activities:
Net cash provided by operating activities: ........     $  5,014    $ 15,099     $   2,087     $  --        $ 22,200
                                                        --------    --------     ---------     --------     --------

Investing activities:
Additions to property and equipment ................        --        (3,620)       (1,503)       --          (5,123)
Additions to deferred financing and other
non-current assets .................................          (1)         --            --        --              (1)
Transfers to restricted cash, net ..................        --        (2,100)          (58)       --          (2,158)
                                                        --------    --------     ---------     --------      -------
Net cash used by investing activities ..............          (1)     (5,720)       (1,561)       --          (7,282)
                                                        --------    --------     ---------     --------      -------

Financing activities:
Repayment of note payable to affiliate .............      (5,000)        --            --         --          (5,000)
Payments of long-term debt .........................         --          (34)         (149)       --            (183)
Principal payments of capital lease obligation .....         --        3,084)          --         --          (3,084)
Dividends paid on exchangeable preferred stock .....         (13)        --            --         --             (13)
                                                        --------    --------     ---------     --------     --------
Net cash used by financing activities ..............       (5,013)    (3,118)         (149)       --          (8,280)
                                                        --------    --------      --------     --------     --------

Net increase in cash and cash equivalents ..........         --        6,261           377        --           6,638
Cash and cash equivalents, beginning of period .....         --          355         1,031        --           1,386
                                                        --------    --------      --------     --------     --------
Cash and cash equivalents, end of period  .........     $    --     $  6,616      $  1,408     $  --        $  8,024
                                                        ========    ========      ========     ========     ========

Supplemental Disclosure:
  Interest paid ....................................    $    872    $  3,821      $    367     $   --       $  5,060
                                                        ========    ========      ========     ========     ========
  Income taxes paid ................................    $    130    $   --        $    --      $   --       $    130
                                                        ========    ========      ========     ========     ========
  Accretion of preferred stock dividends............    $  5,043    $   --        $    --      $   --       $  5,043
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
(Connecticut,   Massachusetts,   New   Hampshire   and  Rhode  Island)  and  the
Mid-Atlantic  (New Jersey and  Maryland).  As of September 30, 2000, the Company
operated 50  facilities  (18 owned,  31 leased and one managed)  with a total of
6,124  licensed  beds.  As  described  in  Note  A to  the  unaudited  condensed consolidated financial statements included elsewhere in this report, the Company accounts  for its  investment  in one of its owned  facilities  using the equity method of accounting. The Company provides a broad continuum of medical services including:  (i)  traditional  skilled  nursing care and (ii)  specialty  medical services,  including  a variety of subacute  care  programs  such as  orthopedic rehabilitation,  CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound  care,  as  well  as  distinct  programs  for  the  provision  of  care to
Alzheimer's and hospice patients. As part of its subacute services,  the Company provides physical,  occupational and speech  rehabilitation  therapy services at
Company-operated facilities.  Beginning in 1995 and continuing through September
1999, the Company also provided  rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary.
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
                                                   --------------------------------
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
                                    --------------------------        ----------------------------

                                        1999             2000             1999              2000
                                        ----             ----             ----              ----

     Patient days (2):
       Private and other             122,245           115,761           368,292          343,010
       Medicare                       55,494            56,421           162,338          179,541
       Medicaid                      316,164           313,695           925,022          932,343
                                     -------           -------         ---------        ---------
     Total                           493,903           485,877         1,455,652        1,454,894
                                     =======           =======         =========        =========

     Total net revenues:
       Private and other               28.2%             26.0%             29.5%            26.2%
       Medicare                        21.6%             23.8%             21.5%            24.7%
       Medicaid                        50.2%             50.2%             49.0%            49.1%
                                      ------            ------           -------          -------
     Total                            100.0%            100.0%            100.0%           100.0%
                                      ======            ======           =======           ======

     Average Occupancy Rate (3)        91.4%             89.7%             90.9%            90.2%
     Quality Mix (4)                   49.8%             49.8%             51.0%            50.9%

(1) Includes one  managedfacility  with 106 licensed  beds on September 30, 1999 and September 30, 2000.
(2) "Patient Days" includes  billed bed days for the facilities  operated by the
  Company  excluding  billed bed days of the managed  facility  and the facility accounted for using the equity method of accounting.
(3)"Average  occupancy  rate" is computed  by dividing  the number of billed bed days by the total  number of  available  licensed  bed days during each of the periods indicated.  This calculation  includes all facilities  operated by the
  Company excluding the managed facility.
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

  The Company's  facility  operating  expenses consist  primarily of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities.  Other significant  facility  operating  expenses  include  the cost of  rehabilitation therapy services, medical and pharmacy supplies, food, utilities,  insurance and taxes. The Company’s general and administrative  expenses include all costs associated with its regional and corporate operations.

  Three Months Ended September 30, 1999 Compared to Three Months Ended September
30, 2000

  Total Net Revenues.  Total net revenues  increased by $3,337,000 or 4.3%, from
$77,590,000  in the third quarter of 1999 to $80,927,000 in the third quarter of
2000.  The increase in total revenues from 1999 to 2000 was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company's  facilities  decreased from 91.4% during the third quarter of 1999 to 89.7% during the third quarter of 2000.  Average net patient service revenues per patient day at the  Company's  facilities  increased  from $154 in the third quarter of 1999 to $164 in the third  quarter  of 2000.  The  Company's  average
Medicare Part A per diem rate  increased  from $296 per Medicare  patient day in the third quarter of 1999 to $323 per Medicare  patient day in the third quarter of 2000, while the Company's  average per diem Medicaid rate increased from $123 in the third quarter of 1999 to $129 in the third quarter of 2000. In accordance with  provisions  of the Balanced  Budget  Refinement  Act of 1999,  the Company
elected to have  fourteen of its  facilities  waive their  remaining  transition period  available under Medicare's  current  prospective  payment  reimbursement system.  Effective  January  1,  2000,  these  fourteen  facilities  began to be reimbursed  at the  Federal  per  diem  payment  rate for  paid  Medicare  days.
Additionally,  the Balanced Budget Refinement Act of 1999 temporarily  increased the Federal per diem rates by 20 percent for fifteen acuity categories beginning on April 1, 2000.  These  increased  rates will stay in effect until the date on which the Health Care Financing  Administration  implements a revised PPS system that  more  accurately  reimburses  the costs of caring  for  medically  complex patients. The Company believes that it is unlikely that a new PPS system will be implemented  prior to October 1, 2001.  Primarily  as the result of  electing to move fourteen facilities to the Federal per diem rate and the temporary Medicare rate increases implemented on April 1, 2000, the Company's average Medicare Part
A payment rate  increased  from $296 per  Medicare  patient day during the third quarter of 1999 to $323 per  Medicare  patient  day during the third  quarter of
2000. The Company's quality mix of private,  Medicare and insurance revenues was
49.8% for the three months ended September 30, 1999 and September 30, 2000.

  Facility  Operating   Expenses.   Facility  operating  expenses  increased  by
$2,019,000,  or  3.2%,  from  $63,014,000  in  the  third  quarter  of  1999  to
$65,033,000  in the third  quarter of 2000.  The overall  increase in  operating expenses in 2000 was  primarily the result of higher  expenditures  for employee benefit costs and temporary nursing personnel. The increase in employee benefits costs is driven  primarily  by higher  costs  associated  with  maintaining  the
Company's   health  insurance  plan.   Management's   discussions  with  benefit
consultants have convinced management that inflationary  pressures will increase the cost of the Company's  health plan at an annual rate of 10 to 15 percent for at least the next year.  Consistent  with other  long-term care  providers,  the
Company  continues to find it difficult  to recruit and retain  employees,  most notably nursing personnel.  As a result of these  difficulties,  the Company has been forced to rely more heavily on  temporary  nursing  personnel.  The expense associated with temporary  nursing  personnel  increased by 29.7% from the third quarter of 1999 to the third quarter of 2000.

  General and Administrative;  Service Charges Paid to Former Affiliate. General
and administrative expenses increased by $82,000, or 2.0% from $4,204,000 in the third quarter of 1999 to  $4,286,000  in the third quarter of 2000.  The Company reimburses  a former  affiliate  for data  processing  services  provided to the
Company.  During the third quarter of 1999, such reimbursements totaled $307,000 compared to $295,000 during the third quarter of 2000.

  Depreciation and  Amortization.  Depreciation and amortization  increased from
$2,347,000  in the third  quarter of 1999 to  $2,613,000 in the third quarter of
2000 primarily due to the depreciation of capital expenditures acquired in 2000.

  Amortization of Prepaid  Management Fees.  Amortization of prepaid  management fees was  $300,000  during the third  quarter  of 1999 and the third  quarter of
2000.

  Facility  Rent.  Facility  rent  expense for the third  quarter  increased  by
$60,000 from $5,645,000 in 1999 to $5,705,000 in 2000.

  Interest Expense, net. Interest expense, net, increased from $5,410,000 in the third quarter of 1999 to $5,836,000 in the third quarter of 2000.  This increase is the  result of  higher  outstanding  balances  in 2000  with  respect  to the
Company's 11% Senior  Subordinated  Discount Notes (the "Discount  Notes").  The
Company  issued $99.5  million of Discount  Notes in August  1998.  The interest associated  with the  Discount  Notes  accretes  until  August  1, 2003 and then becomes  payable in cash,  semi-annually  in arrears,  beginning  on February 1,
2004. As of September 30, 2000,  the Discount Notes had accreted to a balance of
$125,550,000.  Additionally,  as of September 30, 1999 and 2000, the Company had
$32,750,000  outstanding on its revolving credit  facility.  The Company has not made additional borrowings on its revolving credit facility since July 7, 1999.

  Restructuring  costs:  In  connection  with  the  Company's  therapy  services restructuring  plan,  the Company  incurred  restructuring  costs of  $5,745,000 during the third quarter of 1999. The most significant components of this charge were the write-off of approximately  $1.5 million of unamortized  goodwill and a
$2.5 million increase to the reserve for  uncollectible  receivables as a result of the Company's  termination of  non-affiliated  contracts.  (See Note D to the
Company's condensed consolidated financial statements included elsewhere in this report.)

  Loss on Termination of Capital Lease:  In connection with the termination of a capital  lease  during  the  third  quarter  of 2000,  the  Company  recorded  a non-recurring  charge of $8.9 million.  The principal  components of this charge included the write-off of capital leased assets in excess of the related capital lease  obligation  ($5.7 million) and the write-off of deferred  financing costs
($1.8 million) related to the Company's bank credit facility. (See Note E to the
Company's condensed consolidated financial statements included elsewhere in this report.)

  Income Tax Benefit.  As a result of losses  incurred in the third  quarters of
1999 and 2000,  income tax benefits of $3,604,000 and $4,658,000,  respectively, were recognized for those periods.

  Net Loss. The net loss was $5,637,000 in the third quarter of 1999 as compared to $7,286,000 in the third quarter of 2000.

  Nine Months Ended  September 30, 1999 Compared to Nine Months Ended  September
30, 2000

  Total Net Revenues.  Total net revenues increased by $15,007,000 or 6.7%, from
$224,310,000  in the first nine months of 1999 to $239,317,000 in the first nine months of 2000.  The increase in total  revenues from 1999 to 2000 was primarily the result of higher  average  revenues per patient  day. The average  occupancy rate at all of the Company's  facilities  decreased  from 90.9% during the first nine months of 1999 to 90.2%  during the first nine months of 2000.  Average net patient service revenues per patient day at the Company's  facilities  increased from $151 in the first nine  months of 1999 to $162 in the first nine  months of
2000.  The Company's  average  Medicare Part A per diem rate increased from $289 per  Medicare  patient day in the first nine months of 1999 to $313 per Medicare patient day in the first nine months of 2000,  while the  Company's  average per diem Medicaid rate  increased from $119 in the first nine months of 1999 to $126 in the first nine months of 2000. In accordance  with provisions of the Balanced
Budget  Refinement  Act of 1999,  the  Company  elected to have  fourteen of its facilities  waive their remaining  transition  period available under Medicare's current prospective  payment  reimbursement  system.  Effective January 1, 2000, these fourteen facilities began to be reimbursed at the Federal per diem payment rate for paid Medicare days. Additionally, the Balanced Budget Refinement Act of
1999 temporarily  increased the Federal per diem rates by 20 percent for fifteen acuity categories beginning on April 1, 2000. These increased rates will stay in effect  until  the  date on  which  the  Health  Care  Financing  Administration implements  a revised PPS system that more  accurately  reimburses  the costs of caring for medically complex patients.  The Company believes that it is unlikely that a new PPS system will be implemented prior to October 1, 2001. Primarily as the result of electing to move fourteen  facilities to the Federal per diem rate and the temporary  Medicare rate  increases  implemented  on April 1, 2000,  the
Company's  average Medicare Part A payment rate increased from $289 per Medicare patient  day during the first nine months of 1999 to $313 per  Medicare  patient day during the first nine months of 2000. The Company's  quality mix of private,
Medicare and  insurance  revenues was 51.0% for the nine months ended  September
30, 1999 as compared to 50.9% during the same period of 2000.

  Facility  Operating   Expenses.   Facility  operating  expenses  increased  by
$4,665,000,  or 2.5%,  from  $187,066,000  in the first  nine  months of 1999 to
$191,731,000 in the first nine months of 2000. The overall increase in operating expenses was primarily the result of higher  expenditures  for employee  benefit costs and temporary nursing  personnel.  The increase in employee benefits costs is driven  primarily by higher costs  associated with  maintaining the Company's health insurance plan.  Management's  discussions with benefit  consultants have convinced  management that inflationary  pressures will increase the cost of the
Company's  health  plan at an annual  rate of 10 to 15 percent  for at least the next year. Consistent with other long-term care providers, the Company continues to find it  difficult  to recruit and retain  employees,  most  notably  nursing personnel.  As a result of these  difficulties,  the  Company has been forced to rely more heavily on temporary nursing  personnel.  The expense  associated with temporary  nursing  personnel  increased  by 19.5% from the first nine months of
1999 to the first nine months of 2000.

  General and Administrative;  Service Charges Paid to Former Affiliate. General
and administrative  expenses increased by $82,000,  or 0.6%, from $13,585,000 in the first nine months of 1999 to  $13,667,000  in the first nine months of 2000.
During the first  quarter of 1999,  the Company  recorded a $700,000  charge for costs  associated with the  termination of an acquisition  which the Company had begun reviewing in the latter half of 1998.  Excluding the non-recurring  charge in 1999,  the net increase in general and  administrative  expenses in the first nine  months  of 2000  is the  result  of  higher  benefit  costs.  The  Company reimburses  a former  affiliate  for data  processing  services  provided to the
Company.  During  the first nine  months of 1999,  such  reimbursements  totaled
$880,000 compared to $845,000 during the first nine months of 2000.

  Depreciation and  Amortization.  Depreciation and amortization  increased from
$7,451,000  in the first  nine  months of 1999 to  $7,996,000  in the first nine months  of  2000  primarily  due to the  depreciation  of  capital  expenditures acquired in 2000.

  Amortization of Prepaid  Management Fees.  Amortization of prepaid  management fees was $900,000 during the first nine months of 1999 and the first nine months of 2000.

  Facility  Rent.  Facility rent expense for the first nine months  increased by
$180,000 from $16,849,000 in 1999 to $17,029,000 in 2000.

  Interest Expense,  net. Interest expense,  net,  increased from $15,266,000 in the first nine months of 1999 to  $17,330,000  in the first nine months of 2000.
This increase is the result of higher outstanding  balances in 2000 with respect to both the  Company's 11% Senior  Subordinated  Discount  Notes (the  "Discount
Notes") and its revolving credit  facility.  The Company issued $99.5 million of
Discount Notes in August 1998. The interest  associated  with the Discount Notes accretes until August 1, 2003 and then becomes payable in cash, semi-annually in arrears,  beginning on February 1, 2004. As of September 30, 2000,  the Discount
Notes had accreted to a balance of $125,550,000.  Additionally,  as of September
30, 1999 and 2000,  the Company had  $32,750,000  outstanding  on its  revolving credit facility. The Company has not made additional borrowings on its revolving credit facility since July 7, 1999.

  Restructuring  costs:  In  connection  with  the  Company's  therapy  services restructuring  plan,  the Company  incurred  restructuring  costs of  $5,745,000 during the third quarter of 1999. The most significant components of this charge were the write-off of approximately  $1.5 million of unamortized  goodwill and a
$2.5 million increase to the reserve for  uncollectible  receivables as a result of the Company's  termination of  non-affiliated  contracts.  (See Note E to the
Company's condensed consolidated financial statements included elsewhere in this report.)

  Loss on Termination of Capital Lease:  In connection with the termination of a capital  lease  during  the  third  quarter  of 2000,  the  Company  recorded  a non-recurring  charge of $8.9 million.  The principal  components of this charge included the write-off of capital leased assets in excess of the related capital lease  obligation  ($5.7 million) and the write-off of deferred  financing costs
($1.8 million) related to the Company's bank credit facility. (See Note E to the
Company's condensed consolidated financial statements included elsewhere in this report.)

  Income Tax Benefit. As a result of losses incurred in the first nine months of
1999 and 2000,  income tax benefits of $9,212,000 and $7,495,000,  respectively, were recognized for those periods.

  Net Loss.  The net loss was  $14,409,000  in the first nine  months of 1999 as compared to $11,723,000 in the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash needs are for acquisitions,  capital  expenditures, working capital,  debt service and general corporate  purposes.  The Company has historically  financed  these  requirements  primarily  through a combination of internally  generated cash flow,  mortgage  financing and operating  leases,  in addition  to  funds  borrowed  under a credit  facility.  The  Company's  leased facilities  are  leased  from  either the owner of the  facilities,  from a real estate  investment  trust which has purchased the facilities  from the owner, or through synthetic lease borrowings. The Company’s facility leases generally require it to make monthly lease payments and pay all property  operating costs.
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

     In connection with the leveraged  recapitalization  completed on August 11,
1998, the Company  obtained gross proceeds of $99.5 million through the issuance of 11% Senior  Subordinated  Discount Notes (the "Discount  Notes") due 2008 and
$40 million  through the  issuance of 13.5%  Exchangeable  Preferred  Stock (the
"Preferred  Stock")  mandatorily  redeemable  in 2010.  Interest on the Discount
Notes accretes at 11% per annum until August 1, 2003 and then becomes payable in cash, semi-annually in arrears,  beginning on February 1, 2004. Dividends on the
Preferred Stock are payable,  at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003.  After that date dividends may only be paid in cash.  The Company  does not expect to pay any cash  dividends on the
Preferred  Stock  prior to August 1, 2003.  In August  1998,  the  Company  also entered into a new $250 million  collateralized credit facility (the "New Credit
Facility").  The terms of the New Credit Facility  originally provided up to $75 million on a revolving  credit basis plus an additional  $175 million  initially funded on a revolving  basis that  converts to a term loan on an annual basis on each  anniversary of the closing.  During the first four years of the New Credit
Facility,  availability  under the New Credit Facility may be used for synthetic lease  financings.  Proceeds of loans under the New Credit  Facility may be used for  acquisitions,  working capital purposes,  capital  expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest
(plus  applicable  margins  determined by the Company's  leverage  ratio) at the election of the Company.  The New Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the New Credit
Facility  to a  predetermined  multiple  of  earnings  before  interest,  taxes, depreciation and amortization ("EBITDA").

     During  the  first  quarter  of  1999,  the  Company  determined  that  its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial  covenants of the New Credit Facility.  The
Company's  reduced  level  of  EBITDA  during  the  first  quarter  of 1999  was attributable to transitional  difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the
Company's facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected  revenues,  primarily due to fewer than expected Medicare patient  days,  lower  Medicare  Part A rates,  reduced  revenues  from  therapy services provided to non-affiliated  long-term care centers,  and a reduction in revenues  from the  provision of Medicare  Part B services at the  Company's own facilities. In response, during the first quarter of 1999, the Company initiated
additional   facility-based   training   directed   towards  the   documentation
requirements  of the revised  Medicare  reimbursement  system.  The Company also continued to refine its admission and assessment  protocols in order to increase patient  admissions  and  introduced a series of targeted  initiatives  to lower operating  expenses.  Such  initiatives  included  wage and staffing  reductions
(primarily  related to the  delivery  of  rehabilitative  therapy  services  and indirect nursing support), renegotiation of vendor contracts and ongoing efforts to reduce the Company's  reliance on outside nurse agency personnel.  All of the staffing reductions were implemented,  on or prior to, April 1, 1999.  Effective
March 30, 1999, the Company obtained an amendment (the "First Amendment") to the
New Credit Facility which limited borrowings under the New Credit Facility to an aggregate of $58,500,000  (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified  certain  financial  covenants.  Beginning with the first  quarter  of 1999,  the First  Amendment  replaced  the  original financial covenants with one new financial covenant, a minimum cumulative amount of EBITDA.  The original  financial  covenants  provided maximum ratios of total indebtedness  to EBITDA and senior  indebtedness  to EBITDA,  and a minimum debt service coverage ratio. The First Amendment  requires minimum amounts of EBITDA, measured  quarterly,  but calculated on a rolling  twelve-month  basis,  through
December 31, 2000. As long as the Company meets or exceeds the required  minimum cumulative amounts of EBITDA, the Company may access the New Credit Facility for general corporate purposes, subject to the reduced amount of availability. As of
September  30,  2000,  total  borrowings  under  the New  Credit  Facility  were
$52,019,000  and consisted of  $32,750,000  of revolver  loans,  $13,700,000  of synthetic lease  obligations and $5,569,000 of undrawn letters of credit.  As of
September  30,  2000,  the  Company  had  approximately  $9,000,000  of  funding available  under the New Credit Facility and was not in default of the financial covenants  of the New Credit  Facility.  The First  Amendment  provides  minimum
EBITDA targets only through December 31, 2000. The First Amendment also provides that the Company  will have access to the New Credit  Facility if the Company is in compliance  with specified  maximum ratios of total  indebtedness  to EBITDA, senior  indebtedness to EBITDA,  and a minimum debt service coverage ratio, such ratios to be calculated by annualizing  the actual amounts of EBITDA achieved by the  Company in either (a) the second  and third  quarters  of 2000,  or (b) the third and fourth quarters of 2000.  Continued  access to the New Credit Facility is then dependent on the Company  maintaining  compliance  with financial  ratio requirements.  The covenant allowing the Company to maintain  compliance through the achievement of required minimum  cumulative  amounts of EBITDA expires as of
December  31,  2000,  and the Company  must be able to achieve  compliance  with alternate financial ratios by March 31, 2001, or it will have to seek additional modifications to its existing financial covenants.

  Until  September  27,  2000,  the  Company,  through  a  wholly-owned  limited partnership, leased and operated four

facilities  in Ohio  (the  "Cleveland  Facilities")  which it  acquired  in 1996 through capital leases.  Each of the four leases contained an option to purchase the  facility  beginning  July 1,  2001 and each  lease  was  guaranteed  by the
Company.  The guaranty  provided that failure by the Company to have a specified minimum  consolidated net worth at the end of any two consecutive quarters would be an event of default  under the  guaranty,  which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7  million  restructuring  charge to  terminate  its  contracts  to provide rehabilitation  therapy  services to  non-affiliated  long-term care facilities.
(See  Note  D to  the  Company's  condensed  consolidated  financial  statements included  elsewhere in this report.) As a result of this  restructuring  charge, the Company's consolidated net worth as of September 30, 1999 (as calculated for purposes of this  requirement)  had fallen below the required level. The Company anticipated  that its net worth would continue to be below the required level at
December 31, 1999,  which would have  resulted in an event of default under each of  these  leases  with  the  Company  potentially  facing  the  loss  of  these operations.  Such default  could also have  triggered  cross-defaults  under the
Company's other lease and debt  obligations.  In December 1999, the Company paid
$5 million to its landlord and obtained an option (the "New  Option") to acquire the Cleveland  Facilities.  The Company borrowed $5 million from an affiliate of
Investcorp  S.A.  to fund this  payment.  The New Option  allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option,  required  the Company to complete the  acquisition  prior to
December 31, 2000 and provided a waiver of the net worth  covenant  through that date.  The Company  exercised  the New Option on June 30, 2000 and  assigned its purchase rights for the Cleveland  Facilities to an investment  entity organized by Investcorp.

  On September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase  rights for these  facilities to the investment entity for $5.0 million,  which  acquired the Cleveland  Facilities on September
27, 2000. On that date, the Company  entered into new operating  leases for each of the Cleveland  Facilities with combined annual rent expense of  approximately
$5.8 million. The Company also repaid the $5.0 million loan from an affiliate of
Investcorp  S.A.  As a result of the  capital  lease  termination,  the  Company recorded a  non-recurring  charge of $8.9 million.  The principal  components of this charge  included the  write-off of capital  leased  assets in excess of the related  capital lease  obligation  ($5.7 million) and the write-off of deferred financing  costs ($1.8 million)  originally  incurred in obtaining the Company's
New  Credit  Facility.  In order to  complete  the  Cleveland  Facility  leasing transaction,  the  Company  was  required  to  obtain  the  release  of  certain collateral  held by the bank group which provides the New Credit  Facility.  The
Company  obtained the release of the  collateral  as part of an  amendment  (the
"Second  Amendment")  to the New  Credit  Facility,  which  also  resulted  in a permanent  reduction  of the  Company's  maximum  borrowings  under  the  credit facility  from $250  million to $150  million and an  increase in the  Company's borrowing  rate.  As a result  of the  permanent  reduction  in funds  available
through  the  credit   facility,   the  Company  was  required  to  write-off  a
proportionate  amount of the deferred  financing  costs incurred when the credit facility was originally obtained.

  The Company's  operating  activities during the first nine months of 1999 used net cash of $1,535,000 as compared to generating  net cash of $22,200,000 in the first  nine  months of 2000,  an  improvement  of  $23,735,000.  Cash flows from operations in 2000 increased primarily as the result of a lower net loss, higher levels of  non-cash  expenses  in 2000  (including  depreciation,  amortization, accretion  of  interest  on the  Company's  Discount  Notes,  and  the  loss  on termination of a capital lease),  and the receipt of a federal income tax refund of approximately $3,000,000.

  Net cash used by investing  activities  decreased from $12,921,000  during the first nine months of 1999 to $7,282,000 for the same period in 2000. The primary use of cash for investing purposes during 1999 was to fund additions to property and equipment  associated  with the maintenance of the  Company’s  existing
facilities   and  the   development   of  its  data   processing   capabilities.
Additionally,  during the first quarter of 1999,  approximately  $1,000,000  was expended in connection with obtaining the First Amendment of the  Company’s
New Credit Facility.  The primary use of cash for investing purposes during 2000 has  been to fund  additions  to  property  and  equipment  associated  with the maintenance  of  the  Company's  nursing  facilities.  The  Company  has  made a concerted effort to minimize its capital  expenditures  without compromising the quality of its facilities.

  Net cash provided by financing  activities decreased from net cash provided of
$16,554,000  in 1999 to net cash used of $8,280,000  in 2000.  This decrease was due to the fact that during the first nine  months of 1999 the Company  borrowed
$20,000,000  under the New Credit  Facility  as  compared  to no new  borrowings during the first nine months of 2000. The Company has not drawn on its revolving credit  facility  since July 7,  1999.  During  the third  quarter of 2000,  the
Company  also repaid a $5,000,000  note payable from an affiliate of  Investcorp
S.A.

     In addition to the Discount  Notes,  as of September 30, 2000,  the Company
had two mortgage loans outstanding  totaling  $17,465,000 and had $32,750,000 in advances  on its New  Credit  Facility.  One  mortgage  loan had an  outstanding principal  balance of  $15,958,000  of which  $15,140,000  is due at maturity in
2004.  This loan bears  interest  at an annual  rate of 10.65%  plus  additional interest equal to 0.3% of the difference  between the annual operating  revenues of the four mortgaged  facilities and actual  revenues  during the  twelve-month base  period.  The  Company's  other  mortgage  loan,  which  encumbers a single facility,  had an outstanding  principal  balance of $1,507,000 at September 30,
2000, of which $1,338,000 is due in 2010.

     Harborside  expects  that its  capital  expenditures  for  2000,  excluding acquisitions  of new  long-term  care  facilities,  will not exceed  $8,000,000.
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
These  increased  rates  will stay in effect  until the date HCFA  implements  a revised  PPS  system  that more  accurately  reimburses  the costs of caring for medically complex  patients.  The BBRA also provides for a four percent increase in the federal per diem rates for all acuity  categories  for a two-year  period beginning October 1, 2000. The BBRA also excluded costs for certain supplies and services  that were  formerly  required to be  reimbursed  by a skilled  nursing facility's PPS rate. The BBRA also eliminated the annual provider limitations on
Part B therapy charges per beneficiary for fiscal 2000 and 2001.

  Both the House of Representatives  and the Senate have passed legislation that would,  among other  measures,  provide  temporary  Medicare  payment  relief to skilled nursing  facilities  beyond the relief already  provided by the Balanced
Budget Refinement Act of 1999. However,  the two houses of Congress have not yet reconciled  their  differing  pieces  of  legislation,  and  the  President  has threatened to veto the reconciled legislation if it does not incorporate certain amendments that would not directly  affect the Medicare  payment relief proposed for skilled nursing  facilities.  The legislation  involved also provides for an increase in the federal  minimum  wage rate.  In the absence of an  identifiable resolution to the differences which exist between the legislation  passed by the two houses of Congress as well as the threatened  Presidential veto, the Company cannot currently  estimate the impact such incremental  payment relief will have on the Company's consolidated  financial position,  results of its operations or cash flows.  Since most  employees  of the Company earn in excess of the Federal minimum wage rate, the Company does not expect that the proposed increase in the
Federal  minimum wage rate will have a direct  material  impact on the Company's wage rates; however, the Company does expect that such an increase might provide additional stimulus to wage increases in the overall labor market.

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

  The Company did not  experience  significant  changes in interest rates during the  nine  months  ended  September  30,  2000.  As part of the  Company's  risk management  program,  the Company  continuously  reviews its overall exposure to interest rate risk and  evaluates the benefits of interest rate hedging  through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively  transform variable rate debt into  fixed  rate  debt.  The  Company  did not  have  any  interest  rate  swap arrangements outstanding during the nine month periods ending September 30, 1999 or September 30, 2000.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
                 None

Item 2.     Changes in Securities
                 None

Item 3.    Defaults upon Senior Securities
                 None

Item 4.     Submission of Matters to a Vote of Security Holders
         None.

Item 5.     Other Information
                  None.

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

              Number                Description
              ------                -----------

              10.19 (c)            SECOND AMENDMENT,  dated as of September 25,
                                   2000 to the Credit  Agreement,  dated as of
                                   August 11,  1998  among HARBORSIDE HEALTHCARE
                                   CORPORATION,  a  Delaware  corporation,  the
                                   other entities listed on the signature pages
                                   thereof,  as joint and several  borrowers
                                   thereunder  ,  the banks and other financial
                                   institutions  or entities  parties thereto,
                                   CHASE  SECURITIES  INC., as arranger,  MORGAN
                                   STANLEY SENIOR FUNDING,  INC. and BT ALEX.
                                   BROWN INCORPORATED,  as co-arrangers,  MORGAN
                                   STANLEY SENIOR FUNDING,  INC., as syndication
                                   agent,  BANKERS TRUST COMPANY,  as
                                   documentation  agent, and THE CHASE MANHATTAN
                                   BANK, as administrative  agent for the
                                   Lenders.

              10.30                LEASE dated September 26, 2000, by and
                                   between, HHC BEACHWOOD, INC. as LANDLORD AND
                                   HARBORSIDE OF CLEVELAND LIMITED PARTNERSHIP
                                   as TENANT.

              10.31                LEASE dated September 26, 2000, by and
                                   between, HHC BROADVIEW, INC. as LANDLORD AND
                                   HARBORSIDE OF CLEVELAND LIMITED PARTNERSHIP
                                   as TENANT.

              10.32                LEASE dated September 26, 2000, by and
                                   HHC WESTBAY, INC. as LANDLORD AND
                                   HARBORSIDE OF CLEVELAND LIMITED PARTNERSHIP
                                   as TENANT

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

DATE:   November 14, 2000