Form 10-K
period 2000-12-31
HARBORSIDE HEALTHCARE CORP
filed 2001-04-02
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12 (b) of the Act:       None

Securities registered pursuant to Section 12 (g) of the Act:       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No      Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ].   Not Applicable

At March 30, 2001, the registrant had 7,925,832 shares of Common Stock outstanding.

Documents incorporated by reference:

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The Company desires to take advantage of certain “safe harbor” provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

1.   The  occurrence  of changes in the mix of payment  sources  utilized by the
     Company's patients to pay for the Company's services.

2.   The  adoption of cost  containment  measures by private pay sources such as commercial insurers and managed care  organizations,  as well as efforts by governmental reimbursement sources to impose cost containment measures.

3.   Changes  in the  United  States  healthcare  system,  including  changes in reimbursement  levels and the method of  reimbursement,  under Medicaid and
     Medicare, and other changes in applicable government regulations that might affect the profitability of the Company.

4.   The  Company’s  continued  ability to  operate in a heavily  regulated environment  and to  satisfy  regulatory  authorities,  thereby  avoiding a number of  potentially  adverse  consequences,  such as the  imposition  of fines,  temporary suspension of admission of patients,  restrictions on the ability to acquire  new  facilities,  suspension  or  decertification  from
     Medicaid  or  Medicare  programs,  and in extreme  cases,  revocation  of a facility’s license or the closure of a facility, including as a result of unauthorized activities by employees.

5.   The  Company’s  ability to secure the capital and the related  cost of such capital  necessary to fund its future growth through  acquisition  and development, as well as internal growth.

6.   Changes in certificate of need laws that might increase  competition in the
     Company’s industry,  including,  particularly,  in the states in which the Company currently operates or anticipates operating in the future.

7.   The  Company’s  ability  to staff its  facilities  appropriately  with qualified  healthcare  personnel,  including  in times of shortages of such personnel and to maintain a satisfactory relationship with labor unions.

8.   The level of competition in the Company’s industry,  including without limitation,  increased competition from acute care hospitals,  providers of assisted  and  independent  living and  providers  of home  healthcare  and changes in the regulatory system in the state in which the Company operates that facilitate such competition.

9.   The continued availability of insurance for the inherent risks of liability in the healthcare industry.

10.  Price increases in  pharmaceuticals,  durable  medical  equipment and other items.

11.  The  Company’s  reputation  for delivering  high-quality  care and its ability to attract and retain patients,  including patients with relatively high acuity levels.

12.  Changes in general  economic  conditions,  including  changes that pressure governmental  reimbursement  sources  to  reduce  the  amount  and scope of healthcare coverage.

  The  foregoing  review of  significant  factors  should  not be  construed  as exhaustive or as an admission  regarding the adequacy of disclosures  previously made by the Company.

TABLE OF CONTENTS

                                                                                PAGE

                                        PART I

ITEM 1. BUSINESS                                                                 4

ITEM 2. PROPERTIES                                                               12

ITEM 3. LEGAL PROCEEDINGS                                                        13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      13

                                        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                     14

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA                       15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                     17

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                       24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                              25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                     52

                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      52

ITEM 11. EXECUTIVE COMPENSATION                                                  53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                            55

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          57

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                              58

SIGNATURES                                                                       64

PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

Harborside Healthcare Corporation and its subsidiaries (the “Company” or “Harborside”) provide high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of December 31, 2000, the Company operated 50 licensed long-term care facilities (18 owned, 31 leased and one managed) with a total of 6,124 licensed beds.

The Company provides traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as programs for the provision of care to Alzheimer’s and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Through September 1999, the Company also provided rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary. During the third quarter of 1999, the Company terminated its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities.

Harborside was created in March 1996, in anticipation of an initial public offering (the “IPO”), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the “Predecessor Entities”) which had operated since 1988. The Company completed the IPO on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. Immediately prior to the IPO the owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company’s common stock (the “Reorganization”).

On April 15, 1998, Harborside entered into a Merger Agreement with HH Acquisition Corp. (“MergerCo”), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the “New Investors”). On August 11, 1998, MergerCo merged with and into Harborside, with Harborside as the surviving corporation. In the merger, each share not retained by existing shareholders was converted into $25 in cash, representing in the aggregate, cash payments of approximately $184 million. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share (less applicable exercise price and withholding taxes) with aggregate payments of approximately $8 million. In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (“Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (“Preferred Stock”) mandatorily redeemable in 2010. In connection with the merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter of 1998, Harborside recorded a charge to income from operations of $37 million ($29 million after taxes) for direct and other costs related to the merger transaction. In connection with the merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of Harborside. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the merger, Harborside shares were de-listed from the New York Stock Exchange.

PATIENT SERVICES

Basic Patient Services

Basic patient services are those traditionally provided to elderly patients in long-term care facilities to assist with the activities of daily living and to provide general medical care. The Company provides 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides in most of its facilities. Each facility is managed by an on-site licensed administrator who is responsible for the overall operation of the facility, including the quality of care provided. The medical needs of patients at the Company’s licensed skilled nursing facilities are supervised by a medical director, who is a licensed physician. Although treatment of patients is the responsibility of their own attending physicians, who are not employed by the Company, the medical director monitors all aspects of delivery of care. The Company also provides support services, including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and routine rehabilitation therapy.

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

In facilities that have shown strong demand for subacute services, the Company has developed subacute units. Each unit contains 20 to 60 beds and is specially staffed and equipped for the delivery of subacute care. Patients in these units typically range in age from late teens to the elderly, and typically require high levels of nursing care and the services of physicians, therapists, dietitians, clinical pharmacists or psycho/social counselors. Certain patients may also require life support or monitoring equipment. Because patient goals are generally rehabilitation-oriented, lengths of stay in distinct subacute units are generally not expected to substantially exceed 30 days.

The Company has designed clinical pathways for these subacute units in the areas of orthopedic rehabilitation, CVA/stroke recovery, cardiac recovery, pulmonary rehabilitation and wound care management. These clinical pathways are designed to achieve specified measurable outcomes in an efficient and cost-effective manner. The Company’s subacute units and the clinical pathways used in these units are designed to attract commercial insurance and managed care organizations, such as HMOs and PPOs. The Company has personnel dedicated to actively market its subacute units to commercial insurers and managed care organizations. The Company will continue to develop additional clinical pathways based on market opportunities.

Alzheimer’s Care. The Company has also developed units that provide care for patients with Alzheimer’s disease. As of December 31, 2000, the Company operated dedicated Alzheimer’s units at ten facilities.

OPERATIONS

Facilities. Each of the Company’s facilities is supervised by a licensed facility administrator who is responsible for all aspects of the facility’s operations. The facility administrator oversees (i) a director of nursing who supervises a staff of registered nurses, licensed practical nurses and certified nursing aides, (ii) a director of admissions who is responsible for developing local marketing strategies and programs and (iii) various other departmental supervisors. The Company also contracts with one or more licensed physicians at each facility to serve as medical directors for the purpose of supervising the medical management of patients. Facilities with subacute or specialty medical units or programs may also contract with physician specialists to serve as rehabilitation or specialty program medical directors in areas such as physiatry (physical medicine), neurology or gero-psychology. Facilities may also employ or contract for additional clinical staff such as nurse liaisons, case managers, therapists and program directors. Department supervisors at each of the Company’s facilities oversee personnel who provide dietary, maintenance, laundry, housekeeping, therapy and social services. In addition, a business office staff at each facility routinely performs administrative functions, including billing, payroll and accounts payable processing. The Company’s corporate and regional staff provide support services such as quality assurance, management training, clinical consultation and support, management information systems, risk management, human resource policies and procedures, operational support, accounting and reimbursement expertise.

Regions. The Company seeks to cluster its long-term care facilities in selected geographic regions to establish a strong competitive position as well as to position the Company as a healthcare provider of choice to managed care and private payors in these markets. The Company’s facilities currently serve four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). The Company maintains regional operating offices in Palm Harbor, Florida; Indianapolis, Indiana; Topsfield, Massachusetts; West Hartford, Connecticut; and Peterborough, New Hampshire. Each region is supervised by a regional director of operations who directs the efforts of a team of professional support staff in the areas of clinical services, marketing, bookkeeping, human resources and engineering. Other Company staff, who are principally based in the regions, provide support and assistance to all of the Company’s facilities in the areas of subacute services, managed care contracting, reimbursement services, risk management, data processing and training. Financial control is maintained through financial and accounting policies established at the corporate level for use at each facility. The Company has standardized operating policies and procedures and continually monitors operating performance to assure consistency and quality of operations.

Continuous Quality Improvement Program. The Company has developed a continuous quality improvement program which is designed to monitor, evaluate and improve the delivery of patient care. The program is supervised by the Company’s Senior Vice President of Clinical Services and the Vice President of Quality Assurance and Improvement and consists of the standardization of policies and procedures, routine site visits and assessments and a quality control system for patient care and physical plant compliance. Pursuant to its quality control system, the Company routinely collects information from patients, family members, referral sources, employees and state survey agencies which is then compiled, analyzed and distributed throughout the Company in order to monitor the quality of care and services provided.

The Company’s continuous quality improvement program is modeled after guidelines for long-term care and subacute facilities promulgated by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), a nationally recognized accreditation agency for hospitals and other healthcare organizations. The Company believes that JCAHO accreditation is an important factor in gaining provider contracts from managed care and commercial insurance companies. Accordingly, in late 1995 the Company began a program to seek accreditation from JCAHO for the Company’s facilities. As of December 31, 2000, 33 of the Company’s facilities had received accreditation.

MARKETING

The Company’s marketing program is designed to attract patients who will have a favorable impact on the Company’s profits and quality mix of revenues. The Company establishes monthly occupancy and revenue goals for each of its facilities and maintains marketing objectives to be met by each facility. The Company’s Vice President of Marketing and Managed Care is principally responsible for the development and implementation of the Company’s marketing program. Regional marketing directors provide routine support to the facility-based admissions directors through the development of facility-based marketing strategies, competitive assessments and routine visits.

The Company uses a decentralized marketing approach in order to capitalize on each facility’s strengths and reputation in the community it serves. Admissions staff at each facility are primarily responsible for marketing basic medical services and developing semi-annual marketing plans in consultation with the Company’s regional marketing and operations staff. Basic medical services are marketed to area physicians, hospital discharge planning personnel, individual patients and their families and community referral sources. Facility personnel also market the Company’s specialty medical services to these sources. Corporate and regional personnel who specialize in subacute care, managed care and reimbursement also assist in the marketing of specialty medical services.

The Company believes its marketing program has demonstrated its effectiveness. The Company’s average annual occupancy rates for the fiscal years ended December 31, 1998, 1999 and 2000 were 92.3%, 90.9% and 90.1% respectively. In comparison, a study of approximately 1,500 nursing facilities conducted by the U.S. Department of Health and Human Services found that in 1995 nursing facilities operated at approximately 87% of capacity.

SOURCES OF REVENUES

The Company derives its revenues primarily from private pay sources, the Federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company’s revenues are influenced by a number of factors, including (i) the licensed bed capacity of its facilities, (ii) the occupancy rates, (iii) the payor mix of its facilities and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid) and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements. Although Medicare and higher acuity patients generally produce the highest revenue per patient day, costs associated with the higher acuity needs of these patients also tend to be higher. The Company believes that private patients generally produce the Company’s highest profit margins, while Medicaid patients generally produce the lowest profit margins.

The following table identifies the Company's percentage of net revenues attributable to each of its payor sources for the periods indicated:
                  PERCENTAGE OF TOTAL NET REVENUES BY PAYOR (1)
                             YEAR ENDED DECEMBER 31,
                             ----------------------

                                 1998         1999       2000
                                 ----         ----       ----

Private and other..........    30.2%          28.9%      25.8%
Medicare...................    27.7           21.8       25.0
Medicaid...................    42.1           49.3       49.2
                            -------        -------     ------
  Total....................   100.0%         100.0%     100.0%
                            =======        =======     ======

(1)  Total net revenues exclude net revenues of the Larkin Chase Center which is owned by the Bowie Center Limited  Partnership  ("Bowie L.P."). The Company
     owns a 75% partnership interest in Bowie L.P. but records its investment in
     Bowie L.P. using the equity method.

Private and Other. Private and other net revenues include payments from individuals who pay directly for services without governmental assistance and payments from commercial insurers, HMOs, PPOs, Blue Cross organizations, workers’ compensation programs, hospice programs and other similar payment sources. The Company’s rates for private pay patients are typically higher than rates for patients eligible for assistance under state Medicaid programs. The Company’s private pay rates vary from facility to facility and are influenced primarily by the rates charged by other providers in the local market and by the Company’s ability to distinguish its services from those provided by its competitors. Although private pay rates are generally established on a facility-specific fee schedule, rates charged for individual cases may vary widely because, in the case of managed care, they are either negotiated on a case-by-case basis with the payor or are fixed by contract. Rates charged to private pay patients are not subject to regulatory control in any of the states in which the Company operates.

Medicare. Substantially all of the Company’s facilities are certified Medicare providers. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as skilled nursing facilities. The Medicare Part A program provides reimbursement for skilled nursing services provided to Medicare beneficiaries who are admitted to skilled nursing care facilities following a minimum three-day stay in an acute care hospital. Part A covered services include skilled nursing care, rehabilitative therapy treatment, social services, pharmaceuticals, medical supplies in addition to other services. Part A coverage for services delivered in a skilled nursing facility is limited to a specified term (generally 100 days per calendar year), requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. The second part of the Medicare program, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by long-term care or acute care facilities. Prior to December 31, 1998 there were no limits on duration of coverage for Part B services, but there was a co-insurance requirement for most services covered by Part B.

Through December 31, 1998, the Medicare Part A program reimbursed the Company for covered services under a cost-based reimbursement system for its allowable direct and indirect costs. In August of 1997, the Balanced Budget Act of 1997 ( the “BBA”) was enacted. The BBA provided a prospective payment system (“PPS”) for skilled nursing facilities to be implemented for cost reporting years beginning on or after July 1, 1998. The Company’s facilities began to be reimbursed by the BBA beginning January 1, 1999. During the first three years of PPS, the Part A Medicare per diem rates are based on a blend of facility-specific rates and federal rates. Beginning in the fourth year, the per diem rates will be based solely on federal rates. As a result of the implementation of PPS, the Company’s Medicare Part A per diem rate declined from $397 in 1998 to $290 in 1999. Various Federal actions during the past two years have restored some of the funding eliminated through enactment of the BBA. However, despite these actions, the Company’s Part A Medicare per diem rate remains substantially lower than the rate received prior to the enactment of the BBA. The Company’s Part A Medicare per diem rate increased to $322 in 2000. See “Government Regulation ” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The BBA also implemented a prospective payment system for Part B services. Prior to January 1, 1999, the Company was reimbursed for Part B services on a cost reimbursement basis. Beginning January 1, 1999, Medicare Part B services began being reimbursed on a fee screen basis. These fee screens are revised by the Health Care Financing Administration (“HCFA”) on an annual basis. The BBA also imposed an annual limitation on Part B therapy charges of $1,500 per beneficiary.

Medicaid. Substantially all of the Company’s facilities participate in the Medicaid program of the states in which they are located. Medicaid is a state-administered reimbursement program for indigent patients financed by state funds and matching federal funds. Although administered under Federal regulations, states have substantial flexibility to design programs and determine reimbursement rates, and as a result, individuals programs and reimbursement rates vary significantly from state to state. The Federal government retains the right to approve or disapprove individual state plans.

Until the enactment of the BBA, a Federal Medicaid statute, generally referred to as the “Boren Amendment,” required Medicaid programs to provide reimbursement rates that were reasonable and adequate to cover the costs that would be incurred by efficiently and economically operated facilities while providing services in conformity with state and federal laws, regulations and quality and safety standards. The BBA repealed the Boren Amendment effective October 1, 1997 and allowed the states to develop their own standards for determining Medicaid payment rates. In the past, several states’ healthcare provider organizations and providers have initiated litigation challenging the Medicaid reimbursement methodologies employed in such states, asserting that reimbursement payments are not adequate to reimburse an efficiently operated facility for the costs of providing Medicaid covered services. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities. Medicaid covered services vary by state, but generally include nursing care, room and board, and social services. Additionally, some states provide reimbursement for pharmaceuticals, rehabilitative therapy treatment and other services.

The Company, has been in the past and could be in the future, adversely affected by the continuing efforts of governmental third party payors to control health care expenditures.

MANAGEMENT INFORMATION SYSTEMS

The Company’s information systems strategy is to provide its facilities with extensive and timely information, which will allow them to operate efficiently under prospective payment reimbursement systems. A cornerstone of this strategy is to avoid the high costs and risks associated with the internal development of significant transaction processing systems. Whenever possible, the Company’s buys well-tested software and avoids the costs and risks inherent in customizing these systems. The Company also places high importance on the interconnection of transactional and clinical data through its extensive data warehouse capabilities.

All of the Company’s facilities are supported by a centralized, integrated financial reporting system which processes financial transactions and which enables Company personnel to monitor and respond on a timely basis to key operating and financial data and budget variances. Using its data warehouse, the Company monitors its occupancy levels, payor mix and overall staffing and temporary labor utilization on a daily basis. The Company utilizes a payroll processing service company to process payroll transactions and maintain human resources files for employees at all of its facilities. During 1999, the Company installed new clinical and accounts receivable systems at all of its facilities. The Company’s clinical system captures the data necessary to obtain proper reimbursement from the Federal Part A Medicare program as well as certain state Medicaid programs. The Company’s clinical system also provides data essential to the Company’s clinical services, continuous quality improvement program. The Company is now in the process of implementing an internet-based training system to supplement its existing computer-based training programs.

GOVERNMENTAL REGULATION

The Federal government and all states in which the Company operates regulate various aspects of the Company’s business. In addition to the regulation of payment rates by governmental payor sources, the development and operation of long-term care facilities and the provision of long-term care services are subject to Federal, state and local licensure and certification laws which regulate with respect to a facility, among other matters, the number of beds, the services provided, the distribution of pharmaceuticals, equipment, staffing requirements, patients’ rights, operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. There can be no assurance that Federal, state or local governmental regulations will not change or be subjected to new interpretations that impose additional restrictions which might adversely affect the Company’s business.

All of the facilities operated by the Company are licensed under applicable state laws and possess the required Certificates of Need (“CON”) from responsible state authorities.

Substantially all of the Company’s facilities are certified or approved as providers under the Medicaid and Medicare programs. Both the initial and continuing qualification of a long-term care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, patients’ rights, safety, personnel, physical environment and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third-party payor programs. In some cases, or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid program or the Medicare program, offset of amounts due against future billings to the Medicare or Medicaid programs, denial of payments under the state Medicaid program for new admissions, reduction of payments, restrictions on the ability to acquire new facilities and, in extreme circumstances, revocation of a facility’s license or closure of a facility.

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

The Company believes that the regulatory environment surrounding the long-term care industry has intensified, particularly for multi-facility for-profit operators. The Federal government has imposed intensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies, and other regulatory sanctions including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. There can be no assurance that future agency inspections and the actions taken by the reviewing agency based upon such inspections will not have a material adverse effect on the Company’s results of operations, cash flows or its financial position.

Certificates of Need. All but one of the states in which the Company operates have adopted CON or similar laws that generally require that a state agency determine that a need exists prior to the construction of new facilities, the addition or reduction of licensed beds or services, the implementation of other changes, the incurrence of certain capital expenditures, and, in certain states, the approval of certain acquisitions and changes in ownership or the closure of a facility. Indiana’s CON program expired as of June 30, 1998. State CON approval is generally issued for a specific project or number of beds, specifies a maximum expenditure, is sometimes subject to an inflation adjustment, and requires implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability of the facility to provide the service, operate the facility or complete the acquisition, addition or other change and can also result in adverse reimbursement action or the imposition of sanctions or other adverse action on the facility’s license.

Medicare. A substantial portion of the Company’s revenues are derived from the Medicare program. See “Sources of Revenues.” Substantially all of the Company’s facilities are certified Medicare providers. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as skilled nursing facilities. The Medicare Part A program provides reimbursement for skilled nursing services provided to Medicare beneficiaries who are admitted to skilled nursing facilities following a minimum three-day stay in an acute care hospital. Part A covered services include skilled nursing care, rehabilitative therapy treatment, social services, pharmaceuticals, medical supplies in addition to other services. Part A coverage for services delivered in a skilled nursing care facility is limited to a specified term (generally 100 days per calendar year), requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. The second part of the Medicare program, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by skilled nursing or acute care facilities. Prior to December 31, 1998 there were no limits on duration of coverage for Part B services, but there was a co-insurance requirement for most services covered by Part B.

Over the past several years, the Federal government has enacted three significant laws that dramatically affected the payment methodology through which skilled nursing facilities are reimbursed by the Medicare program. The first, the BBA, was enacted in August 1997 and significantly amended the reimbursement methodology of the Medicare program. In addition to offering new Medicare health plan options and increasing the penalties related to healthcare fraud and abuse, the BBA provided for a prospective payment system for skilled nursing facilities to be implemented for cost report periods beginning on or after July 1, 1998. Through December 31, 1998, the Medicare Part A program reimbursed the Company for covered services under a cost-based reimbursement system for its allowable direct and indirect costs.

Medicare PPS is being phased in over a period of four years, beginning with skilled nursing facility cost reporting periods ending on or after July 1, 1998. “New facilities,” which first received Medicare payment on or after October 1, 1995, moved to the federal per diem rate effective with the cost report periods beginning on or before July 1, 1998 and do not have a transitional period. All other facilities are being “phased-in” by a formula effective with the cost report period beginning on or after July 1, 1998 and through which Medicare PPS will blend together facility-specific rates and federal industry per diems according to the following schedule: Year One -- 75% facility-specific, 25% federal per diem; Year Two -- 50% each; Year Three -- 25% facility-specific, 75% federal per diem; Year Four -- 100% federal per diem. As a result of Medicare PPS being effective for cost reports beginning on or after July 1, 1998, Medicare PPS did not directly impact the Company’s Medicare reimbursement until the fiscal year beginning January 1, 1999. When fully implemented, Medicare PPS will result in each skilled nursing facility being reimbursed on a per diem rate (the “Federal per diem rate”) basis with acuity-based per diem rates being established as applicable to all Medicare Part A beneficiaries who are residents of the skilled nursing facility. The acuity-based per diem rates are determined by classifying each patient into one of forty-four resource utilization groups (“RUG’) using the data captured by completing the minimum data assessment (“MDS”) required by HCFA. Each RUG classification is assigned its own Federal per diem rate by HCFA. The Federal per diem rates will be all-inclusive rates through which the skilled nursing facility is reimbursed for its routine, ancillary and capital costs. During the transition period, the per diem rates for each facility consist of a blending of facility-specific costs and Federal per diem rates. The unadjusted Federal per diem rates to be applied to days of covered skilled nursing facility services furnished during the first year, the case mix classification system to be applied with respect to such services, and the factors to be applied in making area wage adjustments with respect to such services, are included in the Medicare PPS regulations. The Federal Medicare PPS rates were developed by HCFA based on a blend of allowable costs from hospital-based and freestanding skilled nursing facility cost reports for reporting periods beginning in Federal Fiscal Year 1995 (i.e., October 1, 1994 -- September 30, 1995). The data used in developing the Federal rates incorporate an estimate of the amounts payable under Part B for covered skilled nursing facility services furnished during Federal Fiscal Year 1995 to individuals who were residents of a facility and receiving Part A covered services. HCFA updated costs to the first year of Medicare PPS using a skilled nursing facility market basket index standardized for facility differences in case-mix and for geographic variations in wages. Providers that received “new provider” exemptions from the routine cost limits were excluded from the database used to compute the federal payment rates. In addition, costs related to payments for exceptions to the routine cost limits are excluded from the database used to compute the federal payment rates. The facility-specific portion is based on each facility’s Medicare cost report for cost reporting periods beginning in Federal Fiscal Year 1995, including routine cost limit exception and exemption payments up to 150% of the routine cost limit, the allowable costs to be updated under Medicare PPS for the skilled nursing facility market basket minus 1% through 1999 and the full skilled nursing facility market basket after 1999. A variety of other adjustments are made in developing the Medicare PPS rates pursuant to the BBA and the regulations. As noted, except in the case of “new facilities,” in the first year of the transition to Medicare PPS, the per diem rates consisted of a blend of 25% federal per diem rates and 75% facility-specific costs. Thereafter, the facility-specific cost portion will decrease by 25% per year until in the fourth year, the rate will be 100% Federal per diem rates. “New facilities” are on 100% Federal per diem rates for cost reporting periods beginning on or after July 1, 1998.

The BBA also required skilled nursing facilities to institute “consolidated billing” for a variety of services and supplies. Under consolidated billing, the skilled nursing facility must submit all Medicare claims for all the Part A services and supplies that its residents receive, with the exception of certain services, including those provided by physicians. Payments for these services and supplies billed on a consolidated basis are made directly to the skilled nursing facility, whether or not the services were provided directly by the skilled nursing facility or by others under a contractual arrangement. The skilled nursing facility is responsible for paying the provider of the services or the supplier.

The BBA also implemented a prospective payment system for Part B services. Prior to January 1, 1999, the Company was reimbursed for Part B services on a cost reimbursement basis. Beginning January 1, 1999, Medicare Part B services began being reimbursed on a fee screen basis. These fee screens are revised by the Health Care Financing Administration (“HCFA”) on an annual basis. The BBA also imposed an annual limitation on Part B therapy charges of $1,500 per beneficiary and imposed a future requirement to implement consolidated billing for Part B services.

On November 29, 1999, the second major law, the “Balanced Budget Refinement Act” of 1999 (the “BBRA”) was signed into law. The BBRA was designed to mitigate some of the effects of the BBA. The BBRA allowed skilled nursing facilities to elect transition to the full Federal per diem rate at the beginning of their cost reporting periods for cost periods beginning on or after January 1, 2000. Using the election allowed by the BBRA, the Company chose to move fourteen facilities to the full Federal per diem rate effective January 1, 2000. As a result, as of December 31, 2000, the Company used the full Federal per diem rate to calculate Medicare revenue at twenty-three of its skilled nursing facilities. Additionally, the BBRA increased the Federal per diem rates by 20% for fifteen RUG categories beginning on April 1, 2000. These increased rates were to stay in effect until the later of (a) October 1, 2000 or (b) the date HCFA implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provides for a four percent increase in the Federal per diem rates for all RUG categories for a two-year period beginning October 1, 2000. The BBRA also excluded costs for certain supplies and services that were formerly required to be reimbursed by a skilled nursing facility’s PPS rate. The BBRA also eliminated the annual provider limitations on Part B therapy charges per beneficiary for calendar year 2000 and 2001.

In April 2000, HCFA published a proposed rule which detailed proposed changes to the RUG classification system and the related Federal per diem rates. The proposed rule was intended to more accurately match payment rates to the costs of care incurred for each RUG classification level. On July 31, 2000, HCFA issued a final rule that indefinitely postponed any modifications to the RUG classification system implemented by the BBA.

In December 2000, the third major law, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA increased the existing nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% from April 1, 2001 through September 30, 2002. In addition, BIPA will eliminate the 20% add-on for three of the fifteen rehabilitation services RUG categories and substitute a 6.7% add-on for all fifteen rehabilitation services RUG categories. BIPA also extended the moratorium on the annual limitation on Part B therapy charges of $1,500 per beneficiary through calendar year 2002 and repealed the BBA requirement to implement consolidated billing for Part B services. The Company believes that the primary effect of the BIPA on the Company will be to increase the Company’s Medicare Part A per diem rate from $322 in 2000 to $340 in 2001.

Medicaid. Substantially all of the Company’s facilities participate in the Medicaid program of the states in which they are located. Medicaid is a state-administered reimbursement program for indigent patients financed by state funds and matching federal funds. Although administered under Federal regulations, states have substantial flexibility to design programs and determine reimbursement rates, and as a result, individuals programs and reimbursement rates vary significantly from state to state. The Federal government retains the right to approve or disapprove individual state plans.

Until the enactment of the BBA, a Federal Medicaid statute, generally referred to as the “Boren Amendment,” required Medicaid programs to provide reimbursement rates that were reasonable and adequate to cover the costs that would be incurred by efficiently and economically operated facilities while providing services in conformity with state and federal laws, regulations and quality and safety standards. The BBA repealed the Boren Amendment effective October 1, 1997 and allowed the states to develop their own standards for determining Medicaid payment rates. In the past, several states’ healthcare provider organizations and providers have initiated litigation challenging the Medicaid reimbursement methodologies employed in such states, asserting that reimbursement payments are not adequate to reimburse an efficiently operated facility for the costs of providing Medicaid covered services. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities. Medicaid covered services vary by state, but generally include nursing care, room and board, and social services. Additionally, some states provide reimbursement for pharmaceuticals, rehabilitative therapy treatment and other services.

The Medicaid programs in the states in which the Company operates pay a per diem rate for providing services to Medicaid patients based on the facility’s reasonable allowable costs incurred in providing services, subject to cost ceilings applicable to patient care, other operating costs and capital costs. Some state Medicaid programs in which the Company currently operates currently include incentive allowances for providers whose costs are less than certain ceilings and who meet other requirements.

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

Potential Healthcare Reform. In addition to extensive existing governmental healthcare regulation, there are numerous legislative and executive initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company’s business. Aspects of certain of these proposals, such as reductions in funding of Medicaid programs, or changes in the administration of Medicaid at the state level, could materially adversely affect the Company. Additionally, the BBA repealed the Boren Amendment effective October 1, 1997 and allows the states to develop their own standards for determining Medicaid payment rates. The BBA provides certain procedural restrictions on the states’ ability to amend state Medicaid programs by requiring that the states use a public process to establish payment methodologies including a public comment and review process. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the Company.

Fee Splitting and Referrals. The Company is also subject to federal and state laws that govern financial and other arrangements between healthcare providers. Federal laws, as well as the laws of certain states, prohibit direct or indirect payments or fee splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal “anti-kickback law” which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons in a position to refer patients and personal service agreements have, under certain circumstances, been alleged to violate these provisions. Certain discount arrangements may also violate these laws. Because of the broad reach of these laws, the federal government has published certain “safe harbors,” which set forth the requirements under which certain relationships will not be considered to violate such laws. A violation of the federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid, or in criminal penalties. Violation of state anti-kickback laws could lead to loss of licensure, significant fines and other penalties.

Various federal and state laws regulate the relationship between healthcare providers and physicians, including employment or service contracts and investment relationships. These laws include the broadly worded fraud and abuse provisions of the Medicaid and Medicare statutes, which prohibit various transactions involving Medicaid or Medicare covered patients or services. In particular, the Omnibus Budget Reconciliation Act of 1993 (“OBRA 93”) contains provisions which greatly expand the federal prohibition on physician referrals to entities with which they have a financial relationship. Effective January 1, 1995, OBRA 93 prohibits any physician with a financial relationship (defined as a direct or indirect ownership or investment interest or compensation arrangement) with an entity from making a referral for “designated health services” to that entity and prohibits that entity from billing for such services. “Designated health services” do not include skilled nursing services but do include many services which long-term care facilities provide to their patients, including physical therapy, occupational therapy, infusion therapy and enteral and parenteral nutrition. Various exceptions to the application of this law exist, including one which protects the payment of fair market compensation for the provision of personal services, so long as various requirements are met. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicaid and Medicare programs. Various state laws contain analogous provisions, exceptions and penalties. The Company believes that in the past it has been, and in the future it will be, able to arrange its business relationships so as to comply with these provisions.

Each of the Company’s long-term care facilities has at least one medical director that is a licensed physician. The medical directors may from time to time refer their patients to the Company’s facilities in their independent professional judgment. The physician anti-referral restrictions and prohibitions could, among other things, require the Company to modify its contractual arrangements with its medical directors or prohibit its medical directors from referring patients to the Company. From time to time, the Company has sought guidance as to the interpretation of these laws. However, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

The Health Insurance Portability and Accountability Act of 1997 (“HIPAA”) became effective on January 1, 1997 and broadened the scope of fraud and abuse laws to include all health plans, whether or not they are reimbursed under Federal programs. HIPAA also mandated the adoption of regulations designed to (a) standardize transaction formats and billing codes for documenting medical services and processing medical claims; and (b) protect the privacy and security of individually identifiable health information. Final HIPAA regulations that standardize transactions and code sets were issued in during the fourth quarter 2000. The regulations do not require healthcare providers to submit claims electronically, but do require standard formatting for those that do so. The Company currently submits most claims electronically and expects to continue to do so. The Company will be required to comply with HIPAA transaction and code set standards beginning in October 2002.

Final HIPAA privacy regulations were published in during the fourth quarter 2000. Those regulations apply to “protected health information,” which is defined as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. The Company must comply with the privacy regulations by April 2003.

HIPAA’s security regulations have not yet been finalized. The proposed security regulations specify administrative procedures, physical safeguards, and technical services and mechanisms designed to ensure the privacy of protected health information. The Company will be required to comply with the security regulations twenty-six months after the regulations become final.

The Company is currently working in conjunction with its software vendors to evaluate the impact of HIPAA regulations on the Company’s systems and operating procedures. The Company has not yet completed its analysis or its estimate of the expected costs of HIPAA compliance. There can be no assurances that compliance with HIPAA regulations will not have an adverse effect on the Company’s results of operations, cash flows or its financial position.

COMPETITION

The long-term care industry is highly competitive. The Company competes with other providers of long-term care on the basis of the scope and quality of services offered, the rate of positive medical outcomes, cost-effectiveness and the reputation and appearance of its long-term care facilities. The Company also competes in recruiting qualified healthcare personnel, in acquiring and developing additional facilities and in obtaining CONs. The Company’s current and potential competitors include national, regional and local long-term care providers, some of whom have substantially greater financial and other resources and may be more established in their communities than the Company. The Company also faces competition from assisted living facility operators as well as providers of home healthcare. In addition, certain competitors are operated by not-for-profit organizations and similar businesses which can finance capital expenditures and acquisitions on a tax-exempt basis or receive charitable contributions unavailable to the Company.

In general, consolidation in the long-term care industry has resulted in the Company being faced with larger competitors, many of whom have significant financial and other resources. The Company expects that this continuing consolidation may increase the competition for the acquisition of long-term care facilities.

The Company believes that state regulations which require a CON before a new long-term care facility can be constructed or additional licensed beds can be added to existing facilities reduce the possibility of overbuilding and promote higher utilization of existing facilities. CON legislation is currently in place in all states in which the Company operates or expects to operate with the exception of Indiana where the CON program expired as of June 30, 1998. Several of the states in which the Company operates have imposed moratoriums on the issuance of CONs for new skilled nursing facility beds. Connecticut has imposed a moratorium on the addition of any new skilled nursing facility beds, including chronic and convalescent nursing facility beds and rest home beds with nursing supervision, until the year 2002. Massachusetts has imposed a moratorium on the addition of any new skilled nursing facility beds until May 1, 2003, except that an existing facility can add up to 12 beds without being subject to CON review. New Hampshire has imposed an indefinite moratorium on the addition of any new beds to skilled nursing facilities, intermediate care homes and rehabilitation homes. Ohio has imposed a moratorium until June 30, 2001 on the addition of any new skilled nursing facility beds. Rhode Island has imposed an indefinite moratorium on the issuance of any new initial licenses for skilled nursing facilities and on the increase in the licensed bed capacity of any existing licensed skilled nursing facility, except that an existing facility may increase its licensed bed capacity to the greater of 10 beds or 10% of the facility’s licensed bed capacity. The other states in which the Company conducts business do not currently have a moratorium on new skilled nursing facility beds in effect. Although New Jersey does not have a “moratorium” on new skilled nursing facility beds, with the exception of the Add-a-bed program (in which a facility may request approval from the state licensure agency to increase total licensed skilled nursing beds, including hospital based subacute care beds, by no more than 10 beds or 10% of its licensed bed capacity, whichever is less, (every five years), without obtaining CON approval), New Jersey only accepts applications for a CON for additional skilled nursing facility beds when the state CON agency issues a call for beds. There is presently no call for additional beds, and no call is expected to be made in the near future. A relaxation of CON requirements could lead to an increase in competition. In addition, as cost containment measures have reduced occupancy rates at acute care hospitals, a number of these hospitals have converted portions of their facilities into subacute units. In the states in which the Company currently operates, these conversions are subject to state CON regulations. The Company believes that the application of the new Medicare PPS rules have made such conversions less desirable. New Jersey enacted legislation permitting acute care hospitals to offer subacute care services under their existing hospital licenses, subject to first obtaining CON approval pursuant to an expedited CON review process.

EMPLOYEES

As of December 31, 2000, the Company employed approximately 8,100 facility-based personnel on a full- and part-time basis. The Company’s corporate and regional staff consisted of 140 persons as of such date. Approximately 650 employees at seven of the Company’s facilities are covered by collective bargaining agreements. Additionally, the Company is currently negotiating collective bargaining agreements at two other facilities covering approximately 150 employees. Although the Company believes that it maintains good relationships with its employees and the unions that represent certain of its employees, it cannot predict the impact of continued or increased union representation or organizational activities on its future operations.

The Company believes that the attraction and retention of dedicated, skilled and experienced nursing and other professional staff has been and will continue to be a critical factor in the successful growth of the Company. The Company believes that its wage rates and benefit packages for nursing and other professional staff are commensurate with market rates and practices.

The Company competes with other healthcare providers in attracting and retaining qualified or skilled personnel. The long-term care industry has, at times, experienced shortages of qualified personnel. A continued shortage of nurses or other trained personnel or general economic inflationary pressures may require the Company to enhance its wage and benefits package in order to compete with other employers. There can be no assurance that the Company’s labor costs will not increase or, if they do, that they can be matched by corresponding increases in private-payor revenues or governmental reimbursement. Failure by the Company to attract and retain qualified employees, to control its labor costs or to match increases in its labor expenses with corresponding increases in revenues could have a material adverse effect on the Company.

INSURANCE

The Company carries general liability, professional liability, comprehensive property damage and other insurance coverages that management considers adequate for the protection of its assets and operations based on the nature and risks of its business, historical experience and industry standards. The Company’s current general and professional liability insurance policy expires on September 1, 2001. The Company is currently in discussions with its insurance advisors to review various replacement options. At this time, the Company estimates that its annual cost for professional and general liability insurance will increase from $2.5 million to $6.0 million effective September 1, 2001. There can be no assurance, however, that the coverage limits of the Company’s insurance policies will be adequate or that insurance will continue to be available to the Company on commercially reasonable terms in the future. A successful claim against the Company not covered by, or in excess of, its insurance coverage could have a material adverse effect on the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company’s business and reputation, may lead to increased insurance premiums and may require the Company’s management to devote time and attention to matters unrelated to the Company’s business. The Company is self-insured (subject to contributions by covered employees) with respect to most of the healthcare benefits and workers’ compensation benefits available to its employees. The Company believes that it has adequate resources to cover any self-insured claims and the Company maintains excess liability coverage to protect it against unusual claims in these areas. However, there can be no assurance that the Company will continue to have such resources available to it or that substantial claims will not be made against the Company.

ITEM 2. PROPERTIES

The following table summarizes certain information regarding the Company’s facilities as of December 31, 2000:

SUMMARY OF FACILITIES

                                                  YEAR            OWNED/        LICENSED
FACILITY                       LOCATION         ACQUIRED      LEASED/MANAGED      BEDS
--------                       --------        -----------    ---------------     -----
SOUTHEAST REGION
 Florida
  Brevard                      Rockledge           1994              Leased        100
  Clearwater                   Clearwater          1990              Owned         120
  Gulf Coast                   New Port Richey     1990              Owned         120
  Naples                       Naples              1989              Leased        120
  Ocala                        Ocala               1990              Owned         180
  Palm Harbor                  Palm Harbor         1990              Owned         120
  Pinebrook                    Venice              1989              Leased        120
  Sarasota                     Sarasota            1990              Leased        120
  Tampa Bay                    Oldsmar             1990              Owned         120
                                                                                 ------
                                                                                 1,120

MIDWEST REGION
 Ohio
  Defiance                     Defiance            1993              Leased        100
  Northwestern Ohio            Bryan               1993              Leased        189
  Swanton                      Swanton             1995              Leased        100
  Perrysburg                   Perrysburg          1990              Owned         100
  Troy                         Troy                1989              Leased        195
  Beachwood                    Beachwood           1996              Leased        274
  Broadview                    Broadview Heights   1996              Leased        159
  Westlake I                   Westlake            1996              Leased        153
  Westlake II                  Westlake            1996              Leased        106
  Dayton                       Dayton              1997              Owned         100
  Laurelwood                   Dayton              1997              Owned         115
  New Lebanon                  New Lebanon         1997              Owned         126
  Point Place                  Toledo              1998              Owned          98
  Sylvania                     Sylvania            1998              Owned         150
 Indiana
  Decatur                      Indianapolis        1988              Owned          88
  Indianapolis                 Indianapolis        1988              Leased        104
  New Haven                    New Haven           1990              Leased        120
  Terre Haute                  Terre Haute         1990              Owned         120
                                                                                 ------
                                                                                 2,397

NEW ENGLAND
REGION

Connecticut

 Arden House                   Hamden              1997              Leased         360
 Governor's House              Simsbury            1997              Leased          73
 Madison House                 Madison             1997              Leased          90
 The Reservoir                 West Hartford       1997              Leased          75
 Willows                       Woodbridge          1997              Leased          90
 Glen Hill                     Danbury             1998              Owned (1)      100
 Glen Crest                    Danbury             1998              Owned (1)       49
Massachusetts
  Maplewood                    Amesbury            1997              Leased         120
  Cedar Glen                   Danvers             1997              Leased         100
  Danvers-Twin Oaks            Danvers             1997              Leased         101
  North Shore                  Saugus              1997              Leased          80
  The Stone Institute          Newton Upper Falls  1997              Managed        106
New Hampshire
  Applewood                    Winchester          1996              Leased          70
  Crestwood                    Milford             1996              Leased          82
  Milford                      Milford             1996              Leased          52
  Northwood                    Bedford             1996              Leased         147
  Pheasant Wood                Peterborough        1996              Leased          99
  Westwood                     Keene               1996              Leased          87
Rhode Island

 Greenwood                     Warwick             1998              Owned          136
 Pawtuxet                      Warwick             1998              Owned          131
                                                                                 ------
                                                                                  2,148

MID-ATLANTIC REGION

Maryland
 Harford Gardens               Baltimore           1997              Leased         163
 Larkin Chase Center           Bowie               1994              Owned (2)      120
New Jersey
 Woods Edge                    Bridgewater         1988              Leased         176
                                                                                 ------
                                                                                    459

                                                                     Total        6,124
                                                                                  =====

(1)  Indicates an owned facility financed through a synthetic lease.

(2)  Owned by Bowie L.P. The Company's  interest in Bowie L.P. is pledged to the facility's  mortgage lender. The Company has guaranteed the indebtedness of
     Bowie L.P.

The Company maintains its Corporate offices in Boston as well as regional offices in Palm Harbor, Florida; Indianapolis, Indiana; Topsfield, Massachusetts; West Hartford, Connecticut; and Peterborough, New Hampshire. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to claims and legal actions arising in the ordinary course of business. Management does not believe that unfavorable outcomes in any such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the last quarter of the Company's fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The Company completed its initial public offering and shares began trading on June 14, 1996. The Company’s common stock was listed on the New York Stock Exchange under the symbol “HBR”.

As a result of the August 11, 1998 merger noted in the General Overview, the Company’s common stock was de-listed from the New York Stock Exchange on August 11, 1998. There is currently no established public trading market for the Company’s common stock.

The number of stockholders of record for each class of common stock as of March 1, 2001 is as follows:

Class of Common Stock               Number of Holders of Record
---------------------               ---------------------------

Class A                                     42

Class B                                     15

Class C                                     40

Class D                                     11

The Company has never declared or paid any dividends on its common stock since its formation in 1996. The Company does not anticipate paying cash dividends on its Common Stock for the foreseeable future and intends to retain all of its earnings for reinvestment in the operations and activities of the Company. Any future decision as to the payment of dividends will be at the discretion of the Company’s Board of Directors. The Company’s ability to pay dividends is also limited by the terms of current (and possibly future) lease and financing arrangements that restrict, among other things, the ability of the Company’s subsidiaries to distribute funds to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial data for the Company. The selected historical consolidated financial data for each of the years in the five year period ended December 31, 2000 have been derived from the Company’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent accountants. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

                                  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                (in thousands, except share, per share and other data)

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------

                                                             1996           1997           1998           1999           2000
                                                        ---------      ---------      ---------      ---------      ---------
Statement of operations data:
 Total net revenues ...............................     $ 165,412      $ 221,777      $ 311,044      $ 300,615      $ 322,672
                                                        ---------      ---------      ---------      ---------      ---------

Expenses:
 Facility operating ...............................       132,207        176,404        246,000        248,795        259,780
 General and administrative .......................         7,811         10,953         15,422         17,808         17,993
 Service charges paid to  affiliate ...............           700            708          1,291          1,173          1,083
 Amortization of prepaid management fee ...........          --             --              500          1,200          1,200
 Special compensation and other ...................         1,716           --             --             --             --
 Depreciation and amortization ....................         3,029          4,074          6,350         10,249         10,210
 Facility rent ....................................        10,223         12,446         22,412         22,394         24,275
 Merger costs .....................................          --             --           37,172           --             --
 Restructuring costs ..............................          --             --             --            5,745           --
 Loss on termination of capital lease .............          --             --             --             --            8,914
                                                        ---------      ---------      ---------      ---------      ---------
Total expenses ....................................       155,686        204,585        329,147        307,364        323,455
                                                        ---------      ---------      ---------      ---------      ---------

 Income (loss) from operations ....................         9,726         17,192        (18,103)        (6,749)          (783)

Other:
 Interest expense, net ............................         4,634          5,853         11,271         20,895         21,675
 Other expense (income) ...........................           263            189           (167)           261            (74)
                                                        ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes and
 extraordinary loss ...............................         4,829         11,150        (29,207)       (27,905)       (22,384)
Income tax expense (benefit) ......................           809          4,347         (5,020)       (10,304)        14,322
                                                        ---------      ---------      ---------      ---------      ---------

Income (loss) before extraordinary loss ...........         4,020          6,803        (24,187)       (17,601)       (36,706)
Extraordinary loss on early
 retirement of debt, net of tax ...................        (1,318)          --             --             --             --
                                                        ---------      ---------      ---------      ---------      ---------
Net income (loss) .................................         2,702          6,803        (24,187)       (17,601)       (36,706)

Preferred stock dividends .........................          --             --           (2,296)        (6,004)        (6,853)
                                                        ---------      ---------      ---------      ---------      ---------
Earnings (loss) available for common shares........      $  2,702      $   6,803      $ (26,483)     $ (23,605)     $ (43,559)
                                                        =========      =========      =========      =========      =========
Earnings (loss) per common share:
   Basic ..........................................                    $    0.85      $   (3.42)     $   (3.25)     $   (6.00)
                                                                       =========      =========      =========      =========
   Diluted ........................................                    $    0.84      $   (3.42)     $   (3.25)     $   (6.00)
                                                                       =========      =========      =========      =========

Pro forma data (1):
Historical income before income
   taxes and extraordinary loss                          $ 4,829
Pro forma income taxes                                       799
                                                        --------
Pro forma income before
    extraordinary loss                                     4,030
Extraordinary loss, net of tax                            (1,318)
                                                        --------
Pro forma net income                                     $ 2,712
                                                        ========

Pro forma earnings per common share
(basic and diluted):
Pro forma income before extraordinary loss               $  0.63
Extraordinary loss                                          0.21
                                                        --------
Pro forma earnings per common share                      $  0.42
                                                        ========

Weighted average number of common shares
  used in per share computations (2):
    Basic                                                6,396,000     8,037,000    7,742,000       7,261,000    7,432,000
    Diluted                                              6,396,000     8,139,000    7,742,000       7,261,000    7,261,000

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
                                                (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------

                                               1996      1997       1998       1999        2000
                                               ----      ----       ----       ----        ----
Operational data (as of end of year) (3):
 Facilities                                       30         45        50         50         50
 Licensed beds                                 3,700      5,468     6,120      6,124      6,124

Average occupancy rate (4)                      92.6%      92.3%      92.3%     90.9%      90.1%

Patient days (5):
Private and other                            335,363    394,151   503,234    489,074    455,491
Medicare                                     108,229    138,023   196,222    219,924    238,574
Medicaid                                     653,222    834,637 1,169,258  1,240,228  1,246,735
                                          ----------  --------- ---------  ---------  ---------
Total                                      1,096,814  1,366,811 1,868,714  1,949,226  1,940,800
                                           =========  ========= =========  =========  =========

Sources of total net revenues:
Private and other (6)                          35.5%      34.1%     30.2%      28.9%      25.8%
Medicare                                       26.3%      25.9%     27.7%      21.8%      25.0%
Medicaid                                       38.2%      40.0%     42.1%      49.3%      49.2%

Balance sheet data:
Working capital                              $16,826   $ 22,621  $ 36,403  $  36,536  $  33,280
Total assets                                 141,799    168,562   264,536    283,233    203,097
Total debt                                    18,208     33,642   134,680    171,245    179,116
Capital lease obligation                      57,277     56,285    55,531     54,700          -
Stockholders' equity (deficit) (7)            44,880     51,783        83    (23,522)   (67,074)

(1)  Financial  and  operating  data combine the  historical  results of various
     legal   entities  (the   “Predecessor   Entities”)   that  became
     subsidiaries of Harborside Healthcare Corporation (the “Company”)
     through a  reorganization  (the  “Reorganization”)  that occurred immediately prior to the Company’s initial public offering on June 14,
     1996 (the  “IPO”).  Prior to the Reorganization,  the Predecessor
     Entities  (primarily  partnerships and subchapter S corporations)  were not directly  subject to Federal or state income  taxation.  A pro forma income tax expense has been reflected for the period presented,  prior to the IPO, as if the Company had always owned the Predecessor Entities.

(2)  Through the IPO, the Company issued  3,600,000  shares of common stock. Pro forma net income per for 1996 is based upon  4,400,000  shares  outstanding for the entire year and the appropriate weighting for shares issued through the IPO.

(3)  Includes  two managed  facilities  with 178  licensed  beds in 1997 and one managed facility with 106 licensed beds in 1998, 1999 and 2000.

(4)  “Average  occupancy  rate”  is computed by dividing the number of billed bed days by the total number of  available  licensed bed days during each of the periods  indicated.  This  calculation  includes all facilities operated by the Company excluding managed facilities.

(5)  “Patient  Days”  includes  billed  bed  days  for the  facilities operated by the Company excluding billed bed days of managed facilities and the one facility accounted for using the equity method.

(6)  Consists  primarily  of revenues  derived  from  private  pay  individuals,
     managed  care  organizations,   HMO’s,  hospice  programs,  commercial
     insurers,  management fees from managed  facilities,  and through September
     1999, rehabilitation therapy revenues from non-affiliated facilities.

(7)  In accordance with  Securities and Exchange  Commission  requirements,  the carrying  amount  of the  Company’s  Exchangeable  Preferred  Stock is excluded  from total  stockholders’  equity.  As of December 31, 1998,
     1999 and  2000,  the  carrying  amount of the  Company’s  Exchangeable
     Preferred Stock was $42,293,000, $48,277,000 and $55,112,000, respectively.

ITEM 7.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Harborside Healthcare Corporation, (“Harborside” or the “Company”) is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of December 31, 2000, the Company operated 50 facilities (18 owned, 31 leased and one managed) with a total of 6,124 licensed beds. As described in Note A to the audited consolidated financial statements of the Company included elsewhere in this filing, the Company accounts for its investment in one of its owned facilities using the equity method. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer’s and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Through September 1999, the Company also provided rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary. During the third quarter of 1999, the Company terminated its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities. (See Note P to the Company’s consolidated financial statements included elsewhere in this report.)

The Company was created in March 1996, in anticipation of an initial public offering (the “IPO”), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the “Predecessor Entities”) which had operated since 1988. The Company completed the IPO on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. The owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company’s common stock.

The Company’s financial statements for periods prior to the IPO have been prepared by combining the historical financial statements of the Predecessor Entities, similar to a pooling of interests presentation. The Company’s financial statements prior to the date of the IPO do not include a provision for Federal or state income taxes because the Predecessor Entities (primarily partnerships and subchapter S corporations) were not directly subject to Federal or state income taxation. The Company’s combined financial statements for periods prior to the date of the IPO include a pro forma income tax expense for each period presented, as if the Company had always owned the Predecessor Entities.

On April 15, 1998, Harborside entered into a Merger Agreement with HH Acquisition Corp. (“MergerCo”), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the “New Investors”). On August 11, 1998, MergerCo merged with and into Harborside, with Harborside Healthcare Corporation as the surviving corporation. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of Harborside. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the merger, Harborside shares were de-listed from the New York Stock Exchange.

The merger was approved by a majority of the Company’s shareholders at a special meeting held on August 11, 1998. Each share not retained by existing shareholders was converted into $25 in cash, representing in the aggregate, cash payments of approximately $184 million. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share (less applicable exercise price and withholding taxes) with aggregate payments of approximately $8 million.

In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (“Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (“Preferred Stock”) mandatorily redeemable in 2010. In connection with the merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter of 1998, Harborside recorded a charge to income from operations of approximately $37 million (approximately $29 million after taxes) for direct and other costs related to the Merger transaction. In connection with the merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases.

REVENUES

The Company’s total net revenues include net patient service revenues, and beginning in 1995, rehabilitation therapy service revenues from contracts with non-affiliated long-term care facilities until the third quarter of 1999 when these contracts were terminated. (See Note P to the Company’s consolidated financial statements included elsewhere in this report). The Company derives its net patient service revenues primarily from private pay sources, the federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company’s total net revenues are influenced by a number of factors, including: (i) the licensed bed capacity of its facilities; (ii) the occupancy rates; (iii) the payor mix of its facilities and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid); and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements.

The table set forth below identifies the percentage of the Company’s total net revenues attributable to each of its payor sources for each of the periods indicated. The increase in Medicaid revenues as a percentage of total net revenues during fiscal 1999 is primarily the result of a decrease in Medicare revenues as a result of the implementation of the new Medicare Prospective Payment System (“PPS”) effective January 1, 1999, as well as a decrease in other revenues derived from contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. Implementation of PPS was effective for all of the Company’s facilities beginning January 1, 1999 and caused the Company’s average Medicare Part A per diem rate to decrease from $397 per day in 1998 to $290 per day in 1999. During the third quarter of 1999, the Company terminated its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. Primarily as a result of the effects of the Balanced Budget Refinement Act of 1999, the Company’s average Medicare Part A per diem rate increased from $290 per Medicare patient day in 1999 to $322 per Medicare patient day in 2000.

                               TOTAL NET REVENUES (1)
                                    ----------------------

                               1998              1999             2000
                               ----              ----             ----

Private and other........      30.2%              28.9%           25.8%
Medicare.................      27.7               21.8            25.0
Medicaid.................      42.1               49.3            49.2
                             ------             ------           -----
  Total..................     100.0%             100.0%          100.0%
                             ======             ======           =====

(1) Total net revenues exclude net revenues of the Larkin Chase Center which is owned by Bowie Center Limited Partnership (“Bowie L.P.”). The Company owns a 75% partnership interest in Bowie L.P. but records its investment in Bowie L.P. using the equity method of accounting. See Note A to the Company’s consolidated financial statements included elsewhere in this filing.

OPERATING EXPENSES

The Company’s facility operating expenses consist primarily of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include the cost of rehabilitation therapy services, medical and pharmacy supplies, food, utilities, insurance and taxes. The Company’s general and administrative expenses include all costs associated with its regional and corporate operations.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Total Net Revenues. Total net revenues increased by $22,057,000 or 7.3%, from $300,615,000 in 1999 to $322,672,000 in 2000. The increase in total revenues from 1999 to 2000 was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company’s facilities decreased from 90.9% for the year ended December 31, 1999 to 90.1% for the year ended December 31, 2000. Average net patient service revenues per patient day at the Company’s facilities increased from $152 for the year ended December 31, 1999 to $164 for the year ended December 31, 2000. The Company’s average Medicare Part A per diem rate increased from $290 per Medicare patient day for the year ended December 31, 1999 to $322 per Medicare patient day for the year ended December 31, 2000, while the Company’s average per diem Medicaid rate increased from $120 for the year ended December 31, 1999 to $127 for the year ended December 31, 2000. In accordance with provisions of the Balanced Budget Refinement Act of 1999, the Company elected to have fourteen of its facilities waive their remaining transition period available under Medicare’s current prospective payment reimbursement system. Effective January 1, 2000, these fourteen facilities began to be reimbursed at the Federal per diem payment rate for paid Medicare days. Additionally, the Balanced Budget Refinement Act of 1999 temporarily increased the Federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. These increased rates were to stay in effect until the date on which the Health Care Financing Administration implemented a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. Primarily as the result of electing to move fourteen facilities to the Federal per diem rate and the temporary Medicare rate increases implemented on April 1, 2000, the Company’s average Medicare Part A payment rate increased from $290 per Medicare patient day for the year ended December 31, 1999 to $322 per Medicare patient day for the year ended December 31, 2000. The Company’s quality mix of private, Medicare and insurance revenues was 50.7% for the year ended December 31, 1999 as compared to 50.8% for the year ended December 31, 2000.

Facility Operating Expenses. Facility operating expenses increased by $10,985,000, or 4.4%, from $248,795,000 in 1999 to $259,780,000 in 2000. The overall increase in operating expenses in 2000 was primarily the result of higher expenditures for employee benefit costs and temporary nursing personnel. The increase in employee benefits costs are driven primarily by higher costs associated with maintaining the Company’s health insurance plan. The Company’s health insurance plan expense increased by $3,700,000 from 1999 to 2000. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel. The expense associated with temporary nursing personnel increased by $2,156,000, or 25.8% from the year ended December 31, 1999 to the year ended December 31, 2000.

Facility operating expenses for the quarter and year ended December 31, 2000 include a non recurring charge in the amount of $575,000. The charge was incurred in connection with the Company’s participation in a shared collateral arrangement designed to decrease the Company’s required letter of credit commitments for it’s high deductible workers compensation insurance policy. The Company posted a letter of credit equal to approximately 15% of the estimated workers compensation claim requirements as collateral for a bond in favor of the insurance company that underwrote the high deductible policy. The program to purchase the bonds as a substitute for the letters of credit was created for a select number of companies who agreed to jointly and severally share the potential risk of loss. During the fourth quarter of 2000, the Company was notified that one of the participants in the shared collateral pool caused a default under the shared collateral agreement in connection with a bankruptcy filing,. The insurance carrier responded by drawing on all of the pledged letters of credit. The Company has terminated its participation in the shared collateral program in connection with its workers compensation policy, and accordingly, the Company will incur no additional charges in connection with that program.

General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $185,000 or 1.0%, from $17,808,000 in 1999 to $17,993,000 in 2000. The Company reimburses a former affiliate for data processing services provided to the Company. During 1999, such reimbursements totaled $1,173,000 compared to $1,083,000 in 2000.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees (paid in connection with the Merger) was $1,200,000 in 1999 and 2000. (See Note O to the Company’s consolidated financial statements included elsewhere in this report.)

Depreciation and Amortization. Depreciation and amortization decreased slightly from $10,249,000 for the year ended December 31, 1999 to $10,210,000 for the year ended December 31, 2000. The effect of an increase in depreciation expense was entirely offset by a decrease in amortization expense. The increase in depreciation expense was the result of assets placed in service during late 1999 and 2000. The decrease in amortization expense was the result of deferred financing costs written-off in connection with a reduction in funds committed through the Company’s bank credit facility in 2000. (See Note H to the Company’s consolidated financial statements included elsewhere in this report.) and goodwill written off in connection with the Company’s restructuring of its therapy services business during 1999. (See Note P to the Company’s consolidated financial statements included elsewhere in this report.)

Facility Rent. Facility rent expense increased by $1,881,000 from $22,394,000 in 1999 to $24,275,000 in 2000. Most of the increase in rent expense ($1,500,000) occurred as a result of the Company terminating capital leases for four facilities in the Cleveland area in September 2000 and entering into four new operating leases for these facilities. (See Note I to the Company’s consolidated financial statements included elsewhere in this report.)

Restructuring Costs. In connection with restructuring the Company’s therapy services business, the Company incurred restructuring costs of $5,745,000 during the third quarter of 1999. (See Note P to the Company’s consolidated financial statements included elsewhere in this report.)

Loss on the termination of capital lease. In connection with the termination of a capital lease during the third quarter of 2000, the Company recorded a non-recurring charge of $8,900,000. The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5,700,000) and the write-off of deferred financing costs ($1,800,000) related to the Company’s bank credit facility. (See Note I to the Company’s consolidated financial statements included elsewhere in this report.)

Interest Expense, net. Interest expense, net, increased from $20,895,000 in 1999 to $21,675,000 in 2000. This increase is the result of higher outstanding balances in 2000 with respect to the Company’s 11% Senior Subordinated Discount Notes (the “Discount Notes”). The Company issued $99.5 million of Discount Notes in August 1998. The interest associated with the Discount Notes accretes until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004. As of December 31, 2000, the Discount Notes had accreted to a balance of $128,941,000. Additionally, as of December 31, 1999 and 2000, the Company had $32,750,000 outstanding on its revolving credit facility. The Company has not made additional borrowings on its revolving credit facility since July 7, 1999.

Income Tax Expense (Benefit). As a result of the loss incurred in 1999, income tax benefit of $10,304,000 was recognized in that year. In 2000, deferred taxes were eliminated, due to uncertainty regarding future realization of these assets, resulting in income tax expense of $14,322,000.

Net Loss. Net loss was $17,601,000 in 1999 as compared to a loss of $36,706,000 in 2000. Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Total Net Revenues. Total net revenues decreased by $10,429,000 or 3.4%, from $311,044,000 in 1998 to $300,615,000 in 1999. The reduction in total revenues from 1998 to 1999 was primarily the result of lower occupancy and lower average revenues per patient day at the Company’s facilities and the termination of the Company’s contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. These factors were partially offset by increased revenues from facilities acquired by the Company in 1998 and operated by the Company during all of 1999. The Company’s revenues increased by $2,115,000 as a result of the acquisition of two North Toledo facilities (the “North Toledo Facilities”) on April 1, 1998; $4,738,000 from the acquisition of two Rhode Island facilities (the “Rhode Island Facilities”) on May 8, 1998, and $7,571,000 from the acquisition of two Danbury, Connecticut facilities (the “Danbury Facilities”) on December 1, 1998. The average occupancy rate at all of the Company’s facilities decreased from 92.3% for the year ended December 31, 1998 to 90.9% for the year ended December 31, 1999. Average net patient service revenues per patient day at “same store” facilities decreased from $159.74 for the year ended December 31, 1998 to $153.08 for the year ended December 31, 1999. This decrease in average net patient service revenues per patient day was a result of the implementation of the new Medicare Prospective Payment System (“PPS”) which became effective at all of the Company’s facilities on January 1, 1999. Implementation of PPS caused the Company’s average Medicare Part A per diem rate to decrease from $397 per Medicare patient day for the year ended December 31, 1998 to $290 per Medicare patient day for the year ended December 31, 1999. For the year ended December 31, 1999, the Company also experienced reduced revenues generated through the provision of Medicare Part B services to residents at its facilities. This reduction was due partially to lower productivity by Company therapists during the first quarter as they adjusted to the newly implemented Medicare reimbursement system. Additionally, PPS established certain annual per patient limitations on the amount of Part B therapy that is reimbursable through the Medicare program. Management believes that the introduction of these annual limits resulted in reduced revenues for the year ended December 31, 1999 as affected parties adapted to the new regulatory environment. Implementation of PPS also caused a decrease in revenues generated by providing rehabilitation therapy services to non-affiliated long-term care facilities. In response to reduced reimbursement from the Medicare program, non-affiliated facilities reduced the amount of therapy services provided at their facilities. Additionally, during the third quarter of 1999, the Company terminated its contracts to provide rehabilitation therapy services at non-affiliated facilities. The Company’s quality mix of private, Medicare and insurance revenues was 57.9% for the year ended December 31, 1998 as compared to 50.7% during the same period of 1999. This decrease in quality mix of revenues was primarily the result of the decrease in Medicare revenues caused by the implementation of PPS.

Facility Operating Expenses. Facility operating expenses increased by $2,795,000, or 1.1%, from $246,000,000 in 1998 to $248,795,000 in 1999. Of this increase, $1,758,000 was due to the operations of the North Toledo Facilities, $4,300,000 was due to the operations of the Rhode Island Facilities, and $6,242,000 was due to the operations of the Danbury Facilities. These increases in operating expenses were substantially offset by reductions in expenses at “same store” facilities in 1999, which were initiated by management in response to the revenue decline noted above. Expense reductions included wage and staffing reductions related to the delivery of rehabilitative therapy services, reduced indirect nursing support and the renegotiation of vendor contracts. The Company experienced an increased reliance on outside nurse agency personnel in 1999, which offset the effects of some of these savings. Outside nurse agency personnel are more costly than the Company’s employees; however, their use is necessary to maintain adequate staffing levels in the Company’s facilities when the Company cannot recruit or retain sufficient employees. Strong economic conditions in the Company’s markets in 1999 made it difficult to maintain or expand the Company’s employee base.

General and Administrative; Service Charges Paid to Affiliate. General and administrative expenses increased by $2,386,000 or 15.5%, from $15,422,000 in 1998 to $17,808,000 in 1999. As a percentage of total net revenues, general and administrative expenses increased from 5.0% in 1998 to 5.9% in 1999. This increase resulted from an increase in salaries, consulting and other related expenses associated with the development of the Company’s data processing capabilities, efforts to streamline the Company’s business processes, training initiatives supporting facility-based personnel, and increased legal expenses. The Company reimburses a former affiliate for certain data processing and administrative services provided to the Company. During 1998, such reimbursements totaled $1,291,000 as compared to $1,173,000 in 1999.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees (paid in connection with the Merger) was $500,000 in 1998 as compared to $1,200,000 in 1999. (See Note O to the Company’s consolidated financial statements included elsewhere in this report).

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

Restructuring Costs. In connection with restructuring the Company’s therapy services business, the Company incurred restructuring costs of $5,745,000 during the third quarter of 1999. (See Note P to the Company’s consolidated financial statements included elsewhere in this report).

Interest Expense, net. Interest expense, net, increased from $11,271,000 in 1998 to $20,895,000 in 1999. This net increase is primarily due to the issuance of $99,500,000 of 11% Senior Subordinated Discount Notes (the “Discount Notes”) during the third quarter of 1998 in connection with the leveraged recapitalization, as well as increased utilization of the Company’s revolving credit facility in 1999. The interest associated with the Discount Notes accretes until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004.

Income Taxes (Benefit). As a result of the losses incurred in 1998 and 1999, income tax benefits of $5,020,000 and $10,304,000, respectively, were recognized for those years.

Net Loss. Net loss was $17,601,000 in 1999 as compared to a loss of $24,187,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. The Company has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under a credit facility. The Company’s existing leased facilities are leased from either the owner of the facilities, from a real estate investment trust which has purchased the facilities from the owner, or through synthetic lease borrowings. The Company’s existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed purchase option price which the Company believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing the Company to realize the value appreciation of the facility while maintaining financial flexibility.

In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the “Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the “Preferred Stock”) mandatorily redeemable in 2010. Interest on the Discount Notes accretes at 11% per annum until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004. Dividends on the Preferred Stock are payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends may only be paid in cash. The Company does not expect to pay any cash dividends on the Preferred Stock prior to August 1, 2003. In August 1998, the Company also entered into a new $250 million collateralized credit facility (the “New Credit Facility”). The terms of the New Credit Facility originally provided up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that converts to a term loan on an annual basis on each anniversary of the closing. During the first four years of the facility, any or all of the full $250 million of availability under the facility could be used for synthetic lease financings. Proceeds of loans under the facility may be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company’s leverage ratio) at the election of the Company. The New Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. The Company’s reduced level of EBITDA during the first quarter of 1999 was attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company’s facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long-term care centers and a reduction in revenues from the provision of Medicare Part B services at the Company’s own facilities. In response, during the first quarter of 1999, the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support), renegotiation of vendor contracts and ongoing efforts to reduce the Company’s reliance on outside nurse agency personnel. All of the staffing reductions were implemented, on or prior to, April 1, 1999. Effective March 30, 1999, the Company obtained an amendment (the “First Amendment”) to the New Credit Facility which limited borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. Beginning with the first quarter of 1999, the First Amendment replaced the original financial covenants with one new financial covenant, a minimum cumulative amount of EBITDA. The original financial covenants provided maximum ratios of total indebtedness to EBITDA and senior indebtedness to EBITDA, and a minimum debt service coverage ratio. The First Amendment required minimum amounts of EBITDA, measured quarterly, but calculated on a rolling twelve-month basis, through December 31, 2000. As long as the Company met or exceeded the required minimum cumulative amounts of EBITDA, the Company could access the New Credit Facility for general corporate purposes, subject to the reduced amount of availability.

Until September 27, 2000, the Company, through a wholly-owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. (See Note P to the Company’s condensed consolidated financial statements included elsewhere in this report.) As a result of this restructuring charge, the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000 and on September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity organized by Investcorp S.A. for $5.0 million, which acquired the Cleveland Facilities on September 27, 2000. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company also repaid the $5.0 million loan from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) originally incurred in obtaining the Company’s New Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group which provides the New Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the New Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the credit facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the credit facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the credit facility was originally obtained.

On March 28, 2001, the Company obtained an additional amendment (the “Third Amendment”) to the New Credit Facility. The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the New Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5.0 million or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the New Credit Facility, the Company will be required to write off approximately $2.6 million of deferred financing costs incurred when the New Credit Facility was obtained.

As of December 31, 2000, total borrowings under the New Credit Facility were $52,019,000 and consisted of $32,750,000 of revolver loans, $13,700,000 of synthetic lease obligations and $5,569,000 of undrawn letters of credit. As of December 31, 2000, the Company had approximately $7,981,000 of funding available under the New Credit Facility (as amended by the Third Amendment) and was not in default of the financial covenants of the New Credit Facility as amended by the Third Amendment.

The Company’s operating activities in 1999 provided net cash of $752,000 as compared to providing net cash of $26,366,000 in 2000, an improvement of $25,614,000. Cash flows from operations in 2000 increased primarily as the result of a reduction in the Company’s pre-tax operating loss and a decrease in accounts receivable and prepaid expenses and other, partially offset by an increase in deferred income taxes. During 2000, the Company received approximately $3.5 million in federal and state income tax refunds.

Net cash used by investing activities was $20,762,000 during 1999 as compared to $8,702,000 used in 2000. The primary use of cash for investing purposes during 1999 was to fund additions to property and equipment associated with the maintenance of the Company’s existing facilities and the development of its data processing capabilities. As discussed above, the Company also paid $5,000,000 to the landlord of the Cleveland Facilities in order to obtain the New Option. The primary use of cash for investing purposes during 2000 was to fund additions of property and equipment associated with the maintenance of the Company’s nursing facilities.

Net cash provided by financing activities decreased from net cash provided of $20,500,000 in 1999 to net cash used of $8,326,000 in 2000. This decrease was due to the fact that during 1999 the Company borrowed $20,000,000 under the New Credit Facility as compared to no new borrowings during 2000. The Company has not drawn on its revolving credit facility since July 7, 1999. During 2000, the Company also repaid a $5,000,000 note payable to an affiliate of Investcorp S.A.

In addition to the Discount Notes, as of December 31, 2000, the Company had two mortgage loans outstanding totaling $17,424,000 and $32,750,000 in advances on its New Credit Facility. One mortgage loan had an outstanding principal balance of $15,904,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during the twelve-month base period. The Company’s other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,520,000 at December 31, 2000, of which $1,338,000 is due in 2010.

Harborside expects that its capital expenditures for 2001, excluding acquisitions of new long-term care facilities, will aggregate approximately $6,500,000. Harborside’s expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed with borrowings under the New Credit Facility, direct operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future.

In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA will increase the existing nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% from April 1, 2001 through September 30, 2002. In addition, BIPA will eliminate the 20% add-on for three of the fifteen rehabilitation services RUG categories and substitute a 6.7% add-on for all fifteen rehabilitation services RUG categories. BIPA also extended the moratorium on the annual limitation on Part B therapy charges of $1,500 per beneficiary through calendar year 2002 and repealed the BBA requirement to implement consolidated billing for Part B services. The Company believes that the primary effect of the BIPA on the Company will be to increase the Company’s Medicare Part A per diem rate from $322 in 2000 to $340 in 2001.

The Company’s current general and professional liability insurance policy expires on September 1, 2001. The Company is currently in discussions with its insurance advisors to review various replacement options. At this time, the Company estimates that its annual cost for professional and general liability insurance will increase from $2,500,000 to $6,000,000 effective September 1, 2001. There can be no assurance, however, that the coverage limits of the Company’s insurance policy will be adequate or that insurance will continue to be available to the Company on commercially reasonable terms in the future.

The Health Insurance Portability and Accountability Act of 1997 (“HIPAA”) became effective on January 1, 1997 and mandated the adoption of regulations designed to (a) standardize transaction formats and billing codes for documenting medical services and processing medical claims; and (b) protect the privacy and security of individually identifiable health information. Final HIPAA regulations were published during the fourth quarter 2000. The Company is currently working in conjunction with its software vendors to evaluate the impact of HIPAA regulations on the Company’s systems and operating procedures. The Company has not yet completed its analysis or its estimate of the expected costs of HIPAA compliance. There can be no assurances that compliance with HIPAA regulations will not have an adverse effect on the Company’s results of operations, cash flows or its financial position. (See “Government Regulation”.)

SEASONALITY

Harborside’s earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include, among other things, the timing of Medicaid and Medicare rate increases, seasonal census cycles and the number of calendar days in a given quarter.

INFLATION

The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. Shortages in the labor market or general inflationary pressure could have a significant effect on the Company. In addition, suppliers attempt to pass along rising costs to the Company in the form of higher prices. When faced with increases in operating costs, the Company has generally increased its charges for services. The Company’s operations could be adversely affected if it is unable to recover future cost increases or if it experiences significant delays in Medicare and Medicaid revenue sources increasing their rates of reimbursement.

PROPOSED RESTRUCTURING OF DISCOUNT NOTES AND PREFERRED STOCK

In March 2001, the Company entered into an agreement (the "Restructuring Agreement") with Investcorp S.A. and the holders of more than a majority in interest of the Company's Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplates that the Company will offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1) 0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the "New Notes") each having a principal amount at maturity equal to $1,000 and an original issue price of $685.01 (assuming the New Notes are issued on May 1, 2001), (2) $88.235 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company will also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company will solicit consents from holders of outstanding Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company will issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (which will be mandatorily redeemable in 2008) and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

Assuming the tender and exchange of all outstanding Discount Notes and Preferred Stock in the exchange offer: (1) the Company will have an aggregate principal amount at maturity of $100,285,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 of new preferred stock outstanding, (2) the warrants to be issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. would represent the right to purchase an aggregate of 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company's common stock on a fully diluted basis as of the closing of the transactions contemplated by the Restructuring Agreement (excluding shares issuable upon conversion of the new preferred stock to be issued to Investcorp, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the aggregate amount of cash to be paid by the Company as partial consideration for tendered Discount Notes would be $15,000,000.

Upon the completion of the reduction in the liquidation preference of the Preferred Stock from $55,112,000 to $551, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock will be reduced from $55,112,000 to $551 and the amount of the reduction, net of any unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,062,000 as of December 31, 2000), will be directly transferred to the Company's Accumulated Deficit account. Upon the completion of the exchange of the New Notes for the Discount Notes (the "Note Exchange"), as described in the Restructuring Agreement, the carrying value of the accreted principal of the Discount Notes would be reduced to $66,072,000, assuming the Note Exchange took place on December 31, 2000, and the amount of the reduction, net of the expected aggregate cash payment of $15,000,000, would be directly transferred to the Company's Long-term Accrued Interest account. In the future, the carrying amount of the New Notes will increase as the result of accretion and will result in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes will be recognized such that a constant effective interest rate will be applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes. The Company will not recognize a gain or loss for accounting purposes in connection with the Note Exchange except for the write-off of unamortized deferred financing costs related to the issuance of the Discount Notes (approximately $3,592,000 as of December 31, 2000) and the recognition of various investment advisory and legal fees associated with the arrangement of the Restructuring Agreement and estimated to be approximately $3,000,000.

Holders owning approximately 75% of the aggregate principal amount at maturity of Discount Notes and approximately 90% of the Preferred Stock have agreed to accept the restructuring proposal (including consenting to the amendments to the Indenture and the Certificate of Designation).

The restructuring proposal will be made to holders of outstanding Discount Notes and Preferred Stock only by an exchange offer to be mailed to such holders during the week of April 2, 2001. The restructuring is subject to certain conditions, including, among other things, the absence of a material adverse change in the business of the Company, acceptance of the restructuring proposal by the holders of at least 95% of the Discount Notes, and consummation of the restructuring by June 15, 2001.

In the unlikely event that the transactions contemplated by the Restructuring Agreement are not completed by June 30, 2001, the Company would likely not be in compliance with certain financial covenants required by its New Credit Facility as of that date. In such event, the Company would need to obtain a further modification of its covenants in order to avoid a default under the New Credit Facility.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company’s debt obligations bear interest at fixed rates and are not affected by changes in market interest rates; however, borrowings under the Company’s New Credit Facility are sensitive to changes in interest rates. Under the New Credit Facility, interest is based on either LIBOR or prime rates of interest (plus applicable margins), at the Company’s election. As the prime and LIBOR rates of interest increase, interest expense associated with the Company’s borrowings under the New Credit Facility would also increase. An increase of 1% in the applicable rate would have increased the Company’s annual interest cost by approximately $328,000.

The Company did not experience significant changes in interest rates during the year ended December 31, 2000. As part of the Company’s risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the years ending December 31, 1999 or December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES:
Report of Independent Accountants......................................................................26
Consolidated Balance Sheets as of December 31, 1999 and 2000...........................................27
Consolidated Statements of Operations for the years ended December 31,
 1998, 1999 and 2000...................................................................................28
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
 December 31, 1998, 1999 and 2000......................................................................29
Consolidated Statements of Cash Flows for the years ended December 31,
1998, 1999 and 2000....................................................................................30
Notes to Consolidated Financial Statements.............................................................31

                                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Harborside Healthcare Corporation

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related  consolidated  statements of operations,  changes in  stockholders’
equity (deficit),  and cash flows present fairly, in all material respects,  the financial  position of Harborside  Healthcare  Corporation and its  subsidiaries
(the  “Company”)  at December  31,  2000 and 1999,  and the results of their  operations  and  their  cash  flows  for the three  years  then  ended in conformity with accounting principles generally accepted in the United States of
America. These financial statements are the responsibility of the Company’s management;  our  responsibility  is to express  an  opinion on these  financial statements  based on our audits.  We conducted our audits of these statements in accordance with auditing  standards  generally  accepted in the United States of
America,  which require that we plan and perform the audit to obtain  reasonable
assurance   about  whether  the  financial   statements  are  free  of  material
misstatement.  An audit includes examining, on a test basis, evidence supporting
the  amounts  and  disclosures  in  the  financial  statements,   assessing  the
accounting  principles  used and significant  estimates made by management,  and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 16, 2001, except as to
the information contained in Notes H and S,
as to which the date is March 28, 2001

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands, except share and per share amounts)

                                                       AS OF DECEMBER 31,

                                                                            1999           2000
                                                                       ---------      ---------
        ASSETS
Current assets:
  Cash and cash equivalents ......................................     $   1,386      $  10,724
  Accounts receivable, net of allowances for doubtful
     accounts of $3,098 and $2,272 respectively ..................        50,168         48,659
  Prepaid expenses and other .....................................        19,940         13,180
  Prepaid income taxes ...........................................         2,608           --
  Deferred income taxes (Note K) .................................         2,400           --
                                                                       ---------      ---------
    Total current assets .........................................        76,502         72,563

Restricted cash (Note C) .........................................         2,420          4,805
Property and equipment, net (Note D) .............................       166,326        105,089
Deferred financing and other non-current assets, net (Note E) ....        15,546         11,253
Other assets, net (Note O) .......................................         3,100          1,900
Note receivable (Note F) .........................................         7,487          7,487
Deferred income taxes (Note K) ...................................        11,852           --
                                                                       ---------      ---------
    Total assets .................................................     $ 283,233      $ 203,097
                                                                       =========      =========

        LIABILITIES
Current liabilities:
  Current maturities of long-term debt (Note H) ..................     $     227      $   5,250
  Current portion of capital lease obligation (Note I) ...........         4,633           --
  Note payable to affiliate (Note O) .............................         5,000           --
  Accounts payable ...............................................         9,328         10,883
  Employee compensation and benefits .............................        14,021         15,865
  Other accrued liabilities ......................................         5,508          6,301
  Accrued interest ...............................................           572            470
  Current portion of deferred income .............................           677            514
                                                                       ---------      ---------
    Total current liabilities ....................................        39,966         39,283

Long-term portion of deferred income (Note G) ....................         2,427          1,910
Long-term debt (Note H) ..........................................       166,018        173,866
Long-term portion of capital lease obligation (Note I) ...........        50,067           --
                                                                       ---------      ---------
    Total liabilities ............................................       258,478        215,059
                                                                       ---------      ---------

Commitments and contingencies (Notes G and M)

Exchangeable preferred stock, redeemable, $.01 par value
  with a liquidation value of $1,000 per share;
  500,000 shares authorized; 48,277 and
  55,112 issued and outstanding, respectively (Note L) ...........        48,277         55,112
                                                                       ---------      ---------

        STOCKHOLDERS' DEFICIT (Note L)
Common stock, $.01 par value, 19,000,000 shares
 authorized, 14,611,164 and 15,275,664 shares issued, respectively           146            153
Additional paid-in capital .......................................       198,603        191,750
Less common stock in treasury, at cost, 7,349,832 shares .........      (183,746)      (183,746)
Accumulated deficit ..............................................       (38,525)       (75,231)
                                                                       ---------      ---------
    Total stockholders' deficit ..................................       (23,522)       (67,074)
                                                                       ---------      ---------
 Total liabilities and stockholders' deficit .....................     $ 283,233      $ 203,097
                                                                       =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (dollars in thousands, except per share amounts)

                                           FOR THE YEARS ENDED DECEMBER 31,

                                                           1998           1999         2000
                                                        ---------      ---------      ---------

Total net revenues ................................     $ 311,044      $ 300,615      $ 322,672
                                                        ---------      ---------      ---------

Expenses:
  Facility operating ..............................       246,000        248,795        259,780
  General and administrative ......................        15,422         17,808         17,993
  Service charges paid to former affiliate (Note O)         1,291          1,173          1,083
  Amortization of prepaid management fee (Note O) .           500          1,200          1,200
  Depreciation and amortization ...................         6,350         10,249         10,210
  Facility rent ...................................        22,412         22,394         24,275
  Merger costs (Note B) ...........................        37,172           --             --
  Restructuring costs (Note P) ....................          --            5,745           --
  Loss on termination of capital lease (Note I) ...          --             --            8,914
                                                         ---------      ---------       -------
   Total expenses .................................       329,147        307,364        323,455
                                                         ---------      ---------       -------

 Loss from operations .............................       (18,103)        (6,749)          (783)

Other:
Interest expense, net .............................        11,271         20,895         21,675
  Other expense (income) ..........................          (167)           261            (74)
                                                         ---------      ---------       -------
Loss before income taxes ..........................       (29,207)       (27,905)       (22,384)

Income tax expense (benefit) (Note K) .............        (5,020)       (10,304)        14,322
                                                         --------      ---------        -------

Net loss ..........................................       (24,187)       (17,601)       (36,706)

Preferred stock dividends .........................        (2,296)        (6,004)        (6,853)
                                                        ---------      ---------       --------
Loss available for common shares ..................     $ (26,483)     $ (23,605)      $(43,559)
                                                        =========      =========       ========

Loss per common share (Note L):
         Basic and Diluted ........................     $   (3.42)     $   (3.25)      $  (6.00)
                                                        =========      =========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                (dollars in thousands)

                                 FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000

                                                                                                          Retained
                                                                             Additional                    Earnings
                                                                 Common      Paid-in        Treasury     (Accumulated
                                                                 Stock       Capital          Stock         Deficit)          Total
                                                               ---------     ---------      ---------      ---------      ---------

Stockholders' equity, December 31, 1997 ...................    $      80     $  48,440           --       $   3,263         $51,783

Net loss for the year ended December 31, 1998 .............         --            --             --          (24,187)       (24,187)

Exercise of stock options .................................         --              29           --             --               29

Issuance of common stock, net (6,600,000 shares) ..........           66       158,434           --             --          158,500

Purchase of treasury stock (7,349,832 shares) .............         --            --        $(183,746)          --         (183,746)

Preferred stock dividends .................................         --          (2,296)          --             --           (2,296)
                                                               ---------     ---------      --------       ---------      ---------

Stockholders' equity, December 31, 1998 ...................          146       204,607       (183,746)       (20,924)            83

Net loss for the year ended December 31, 1999 .............         --            --             --          (17,601)       (17,601)
Preferred stock dividends .................................         --          (6,004)          --             --           (6,004)
                                                               ---------     ---------      --------       ---------      ---------

Stockholders' deficit, December 31, 1999 ..................          146       198,603       (183,746)       (38,525)       (23,522)

Net loss for the year ended December 31, 2000 .............         --            --             --          (36,706)       (36,706)

Issuance of restricted shares (664,500 shares) ............            7          --             --             --                7

Preferred stock dividends .................................         --          (6,853)          --             --           (6,853)
                                                               ---------     ---------      ---------      ---------      ---------

Stockholders' deficit, December 31, 2000 ..................    $     153     $ 191,750      $(183,746)     $ (75,231)     $ (67,074)
                                                               =========     =========      =========      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (dollars in thousands)

                                           FOR THE YEARS ENDED DECEMBER 31,

                                                                     1998           1999           2000
                                                                  ---------      ---------      ---------
Operating activities:
Net loss ......................................................   $ (24,187)     $ (17,601)     $ (36,706)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
Depreciation of property and equipment ........................       4,973          7,173          7,776
Amortization of deferred financing and other
 non-current assets ...........................................       1,377          3,076          2,434
             Amortization of prepaid management fee ...........         500          1,200          1,200
Amortization of deferred income ...............................        (550)          (677)          (680)
Prepayment of management fees .................................      (6,000)          --             --
Accretion of senior subordinated discount notes ...............       4,583         11,771         13,095
Amortization of loan costs
  and fees (included in rental and interest expense) ..........          56            156            143
Accretion of interest on capital lease obligation .............       3,185          3,443          2,753
Noncash restructuring charge ..................................        --            1,852           --
Noncash lease termination costs ...............................        --             --            7,542
Noncash issuance of restricted shares .........................        --             --                7
Merger costs not requiring cash ...............................        (350)          --             --
                                                                  ---------       ---------      ---------
                                                                    (16,413)        10,393         (2,436)
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable ...................     (17,530)          (222)         1,509
 (Increase) decrease in prepaid expenses and other ............      (3,202)        (4,006)         6,343
 (Increase) decrease in deferred income taxes .................      (4,092)        (7,939)        14,252
 Increase in accounts payable .................................         126          1,927          1,555
 Increase in employee compensation and benefits ...............       2,479            801          1,844
 Increase (decrease) in accrued interest ......................        (189)           510           (102)
 Increase (decrease) in other accrued liabilities .............       3,068         (1,977)           793
 Increase (decrease) in income taxes payable ..................      (3,694)         1,265          2,608
                                                                   ---------      ---------      ---------
  Net cash provided (used) by operating activities ............     (39,447)           752         26,366
                                                                   ---------      ---------      ---------

Investing activities:
 Additions to property and equipment ..........................     (68,605)       (13,197)        (6,199)
 Additions to deferred financing and other
  non-current assets ..........................................     (13,494)        (2,255)          (118)
 Transfers (to) from restricted cash, net .....................       3,435           (310)        (2,385)
 Payment of purchase deposit ..................................        --           (5,000)          --
                                                                   ---------      ---------      ---------
Net cash used by investing activities .........................     (78,664)       (20,762)        (8,702)
                                                                   ---------      ---------      ---------

Financing activities:
 Borrowings under revolving line of credit ....................      17,150         20,000           --
 Issuance of note payable to affiliate ........................        --            5,000           --
 Payment of note payable to affiliate .........................        --             --           (5,000)
 Repaid on revolving line of credit ...........................     (20,000)          --             --
 Payment of long-term debt ....................................        (191)          (206)          (224)
 Proceeds from issuance of senior subordinated discount notes..      99,493          --             --
 Proceeds from issuance of exchangeable preferred stock .......      40,000           --             --
 Purchase of treasury stock ...................................    (183,746)          --             --
 Proceeds from sale of common stock ...........................     158,500           --             --
 Principal payments of capital lease obligation ...............      (3,939)        (4,274)        (3,084)
 Receipt of cash in connection with lease .....................       2,964           --             --
 Dividends paid on exchangeable preferred stock ...............        --              (20)           (18)
 Exercise of stock options ....................................          29           --             --
                                                                  ---------      ---------      ---------
  Net cash provided (used) by financing activities ............     110,260         20,500         (8,326)
                                                                  ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents ..........      (7,851)           490          9,338
Cash and cash equivalents, beginning of year ..................       8,747            896          1,386
                                                                  ---------      ---------      ---------
Cash and cash equivalents, end of year ........................   $     896      $   1,386      $  10,724
                                                                  =========      =========      =========

Supplemental Disclosure:
  Interest paid ...............................................   $   3,636      $   5,911      $   7,129
  Income taxes paid ...........................................   $   3,047      $     243      $     130
  Accretion of preferred dividends ............................   $   2,293      $   5,984      $   6,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

Harborside Healthcare Corporation and its subsidiaries (the “Company”) operate long-term care facilities and, until September 1999, provided rehabilitation therapy services to non-affiliated long-term care facilities (See Note P). As of December 31, 2000, the Company owned eighteen facilities, operated thirty-one additional facilities under various leases and managed one facility. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. BASIS OF PRESENTATION

The Company was incorporated as a Delaware corporation on March 19, 1996, and was formed as a holding company, in anticipation of an initial public offering (the “IPO”), to combine under the control of a single corporation the operations of various business entities (the “Predecessor Entities”) which were all under the majority control of several related stockholders.

On April 15, 1998, the Company entered into a Merger Agreement (the “Merger”) with HH Acquisition Corp. (“MergerCo”), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the “New Investors”). The New Investors made common equity cash contributions totaling $165 million ($158.5 million, net of issuance costs). On August 11, 1998, MergerCo merged with and into the Company, with Harborside Healthcare Corporation as the surviving corporation. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of the Company. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the Merger, the Company’s shares were de-listed from the New York Stock Exchange.

The Merger was approved by a majority of the Company’s shareholders at a special meeting held on August 11, 1998. Each share not retained by existing shareholders was converted into $25 in cash, representing in the aggregate, cash payments of approximately $184 million. The converted shares (7,349,832 shares) were recorded at cost as treasury stock and represent a deduction from the Company’s stockholders’ equity. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share (less applicable exercise price and withholding taxes) with aggregate payments of approximately $8 million.

In connection with the transaction and prior to the Merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (“Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (“Preferred Stock”) mandatorily redeemable in 2010. In connection with the Merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter of 1998, Harborside recorded a charge to income from operations of $37 million ($29 million after taxes) for direct and other costs related to the Merger transaction. In connection with the Merger and the related refinancings, the Company exercised purchase options for seven facilities which had been previously financed through synthetic leases.

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

Net patient service revenues payable by patients at the Company’s facilities are recorded at established billing rates. Net patient service revenues to be reimbursed by contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third-party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid are determined by filing cost reports which are then audited and generally retroactively adjusted by the payor. Legislative changes to state or Federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third-party payors, which could materially and adversely affect the Company, are reflected in operations at the time of the adjustment or settlement. Beginning on January 1, 1999, all of the Company’s facilities which participate in the Medicare program began to be reimbursed in accordance with the provisions of the Balanced Budget Act of 1997 (the “Balanced Budget Act”). The Balanced Budget Act provides for the reimbursement of Medicare funded skilled nursing facility services through a Prospective Payment System which when fully implemented will reimburse the Company’s facilities based upon a per diem rate adjusted for the acuity of each patient and the geographic location of each facility. Accounts receivable, net, at December 31, 1999 and 2000 includes $12,838,000 and $11,451,000, respectively, of estimated settlements due from third-party payors and $4,465,000 and $2,268,000, respectively, of estimated settlements due to third-party payors.

Concentrations

A significant portion of the Company’s revenues are derived from the Medicare and Medicaid programs. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to long-term care facilities under these programs. Approximately 70%, 71%, and 74% of the Company’s net revenues in the years ended December 31, 1998, 1999 and 2000, respectively, are from the Company’s participation in the Medicare and Medicaid programs. As of December 31, 1999 and 2000, $29,774,000 and $25,601,000, respectively, of net accounts receivable were due from the Medicare and Medicaid programs.

Facility Operating Expenses

Facility operating expenses include expenses associated with the normal operations of a long-term care facility. The majority of these costs consist of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include: the cost of rehabilitation therapies, medical and pharmacy supplies, food and utilities. Through September 1999, facility operating expenses included expenses associated with rehabilitation therapy services rendered by the Company under contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. (See Note P to the Company’s consolidated financial statements included elsewhere in this report).

Provision for Doubtful Accounts

Provisions for uncollectible accounts receivable of $1,418,000, $1,655,000 and $3,610,000 are included in facility operating expenses for the years ended December 31, 1998, 1999 and 2000, respectively. Individual patient accounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

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

In connection with each of its acquisitions, the Company reviewed the assets of the acquired facility and assessed its relative fair value in comparison to the purchase price. Covenants not-to-compete are being amortized using the straight-line method over the period during which competition is restricted. Goodwill resulted from the acquisition of certain assets for which the negotiated purchase prices exceeded the allocations of the fair market value of identifiable assets. The Company’s policy is to evaluate each acquisition separately and identify an appropriate amortization period for goodwill based on the acquired property’s characteristics. Goodwill is amortized using the straight-line method over a 15 to 40 year period.

Assessment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets (primarily property and equipment and deferred financing and other non-current assets) to assess the recoverability of these assets; any impairments would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values included in appraisals of its facilities, which have periodically been obtained in connection with various financial arrangements. The Company has not recognized any adjustments as a result of these assessments except for those noted with regard to the termination of the Company’s contract therapy business (See Note P).

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of their acquisition by the Company.

Restricted Cash

Restricted cash consists of cash set aside in escrow accounts as required by several of the Company’s leases and other financing arrangements.

Income Taxes

The Company determines deferred taxes in accordance with Statement of Accounting Financial Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the assets or liabilities from period to period. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be recognized (See Note K).

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which amended SFAS 133, delaying its effective date to fiscal years beginning after June 15, 2000. The Company adopted this accounting standard as required effective October 1, 2000 and it did not have any impact on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The adoption of this new pronouncement did not have any impact on the Company's consolidated financial position or results of operations.

D. PROPERTY AND EQUIPMENT

The Company’s property and equipment are stated at cost and consist of the following as of December 31:

                                                1999                    2000
                                                ----                    ----

Land                                      $   7,238,000            $   7,238,000
Land improvements                             3,625,000                3,643,000
Buildings and improvements                   88,780,000               91,393,000
Leasehold improvements                        4,520,000                4,520,000
Equipment, furnishings and fixtures          26,997,000               28,720,000
Assets under capital lease                   63,481,000                  187,000
                                           ------------             ------------
                                            194,641,000              135,701,000
Less accumulated depreciation                28,315,000               30,612,000
                                           ------------             ------------
                                           $166,326,000             $105,089,000
                                           ============             ============

E. DEFERRED FINANCING AND OTHER NON-CURRENT ASSETS

Deferred financing and other non-current assets are stated at cost and consist of the following as of December 31:

                                                1999                    2000
                                                ----                    ----

Deferred financing costs                    $18,760,000              $16,095,000
Covenant not-to-compete                       1,200,000                1,200,000
Goodwill                                        569,000                  569,000
Other                                           256,000                  256,000
                                            -----------              -----------
                                             20,785,000               18,120,000
Less accumulated amortization                 5,239,000                6,867,000
                                            -----------              -----------
                                            $15,546,000              $11,253,000
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

Effective October 1, 1994, a subsidiary of the Company entered into an agreement with a related party to lease a 100 bed long-term care facility in Florida for a period of ten years. The lease agreement provides for annual rental payments of $551,250 in the initial twelve-month period and annual increases of 2% thereafter. The Company has the option to exercise two consecutive five-year lease renewals. The Company also has the right to purchase the facility at fair market value at any time after the fifth anniversary of the commencement of the lease. The lease agreement also required the Company to escrow funds equal to three months’ base rent.

Effective April 1, 1995, a subsidiary of the Company entered into an agreement with Meditrust to lease a 100-bed long-term care facility in Ohio for a period of ten years. The lease agreement provides for annual rental payments of $698,400 in the initial twelve-month period. The Company is also required to make additional rental payments beginning April 1, 1996 in an amount equal to 5.0% of the difference between the facility’s operating revenues in each applicable year and the operating revenues in the twelve-month base period which commenced on April 1, 1995. The annual additional rent payment will not exceed $14,650. At the end of the initial lease period, the Company has the option to exercise two consecutive five-year lease renewals. The Company’s obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the facility’s accounts receivable. The Company also has the right to purchase the facility at its fair market value on the eighth and tenth anniversary dates of the commencement of the lease and at the conclusion of each lease renewal.

Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease seven facilities with a total of 820 beds. The lease agreement provides for annual rental payments of $4,582,500 in the initial twelve-month period and annual increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company’s option. The Company’s obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the related facilities’ accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which option is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of the fair market value of the facilities at the time of exercise or Meditrust’s original investment.

Effective January 1, 1996, a subsidiary of the Company entered into an agreement with Meditrust to lease six long-term care facilities with a total of 537 licensed beds in New Hampshire. The lease agreement provides for annual rental payments of $2,324,000 in the initial twelve-month period and annual rental increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with two consecutive five-year renewal terms exercisable at the Company’s option. The Company’s obligations under the lease are collateralized by, among other things, an interest in any property improvements made by the Company and by a second position on the related facilities’ accounts receivable. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which is exercisable at the end of the eighth year of the initial term and at the conclusion of each renewal term. The purchase option is exercisable at the greater of 90% of the fair market value of the facilities at the time of exercise or Meditrust’s original investment. In connection with this lease, the Company received a cash payment of $3,685,000 from Meditrust which was recorded as deferred income and is being amortized over the ten-year initial lease term as a reduction of rental expense.

The Meditrust leases contain cross-default and cross-collateralization provisions. A default by the Company under one of these leases could adversely affect a significant number of the Company’s properties and result in a loss to the Company of such properties. In addition, the leases permit Meditrust to require the Company to purchase the facilities upon the occurrence of a default.

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

As of August 1, 1997, the Company acquired four long-term care facilities with 401 beds in Massachusetts. The Company financed this acquisition through an operating lease with a real estate investment trust (the “REIT”). The lease provides for annual rental payments of $1,576,000 in the initial twelve-month period and annual increases based on changes in the consumer price index thereafter. The lease has an initial term of ten years with, at the Company’s option, eight consecutive five-year renewal terms. In conjunction with the lease, the Company was granted a right of first refusal and an option to purchase the facilities as a group, which option is exercisable at the end of the initial lease term and at the conclusion of each renewal term. The purchase option is exercisable at the fair market value of the facilities at the time of exercise.

On August 28, 1997, the Company obtained a five-year synthetic leasing facility (the “Leasing Facility”) from the same group of banks that provided the “Credit Facility” (See Note H). The Company used $23,600,000 of the funds available through the Leasing Facility to acquire three long-term care facilities with 341 beds in Dayton, Ohio in September 1997. Acquisitions made through the Leasing Facility were accounted for financial reporting purposes as operating leases with an initial lease term which would have expired at the expiration date of the leasing facility. Annual rent for properties acquired through the Leasing Facility was determined based on the purchase price of the facilities acquired and an interest rate factor which varied with the Company’s leverage ratio (as defined) and which was based on LIBOR, or at the Company’s option, the agent bank’s prime rate.

As of December 1, 1997, the Company acquired five long-term care facilities with 684 beds in Connecticut. The Company financed this acquisition through an operating lease from the seller. The lease provides for an initial annual rental payment of $7,491,000 and, beginning in the third lease year, certain annual rent increases based on changes in the consumer price index, but not to exceed $30,000 per year. The lease has an initial term of ten years with, at the Company’s option, three one-year extensions. In conjunction with the lease, the Company was granted an option to purchase the facilities as a group at predetermined purchase prices between eight and thirteen years post the lease commencement.

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

On September 27, 2000, the Company entered into an agreement with an affiliate of Investcorp S.A. to lease four facilities with a total of 692 beds. The Company acquired these facilities in 1996 and operated these facilities under capital leases until September 27, 2000 (See Note I). The new lease agreement provides for fixed annual rental payments of $5,850,000 in the initial twelve month-period and annual rental increases based on changes in the consumer price index thereafter. The lease has an initial term of fifteen years with two consecutive five-year renewal terms exercisable at the Company’s option. In conjunction with the lease, the Company was granted an option to purchase the facilities as a group, which is exercisable within the last nine months of the initial fifteen-year lease term. The purchase option is exercisable at the fair market value of the facilities at the time of exercise.

Under the terms of each of the facility leases described above, the Company is responsible for the payment of all real estate and personal property taxes, as well as other reasonable costs required to operate, maintain, insure and repair the facilities.

Future minimum rent commitments under the Company’s non-cancelable operating leases as of December 31, 2000 are as follows:

                                                 Real Estate         Equipment         Total
                                                 -----------         ---------         -----

                  2001                          $ 27,766,000       $1,403,000    $   29,169,000
                  2002                            28,059,000          505,000        28,564,000
                  2003                            27,911,000          167,000        28,078,000
                  2004                            27,239,000                -        27,239,000
                  2005                            25,797,000                -        25,797,000
                  Thereafter                      75,404,000                -        75,404,000
                                                ------------       ----------     -------------
                                                $212,176,000       $2,075,000      $214,251,000
                                                ============       ==========      ============

H. LONG-TERM DEBT

The Company has a mortgage payable to Meditrust in the amount of $15,904,000 at December 31, 2000. The Meditrust debt is cross-collateralized by the assets of four of the Company’s facilities (the “Four Facilities”). The Meditrust debt bears interest at the annual rate of 10.65%. Additional interest payments are also required in an amount equal to 0.3% of the difference between the operating revenues of the Four Facilities in each applicable year and the operating revenues of the Four Facilities during a twelve-month base period which commenced October 1, 1995. The loan agreement with Meditrust places certain restrictions on the Four Facilities; among them, the agreement restricts their ability to incur additional debt or to make significant dispositions of assets. The Four Facilities are also required to maintain a debt service coverage ratio of at least 1.2 to 1.0 (as defined in the loan agreement) and a current ratio of at least 1.0 to 1.0. The Meditrust Loan agreement contains a prepayment penalty calculated in accordance with a formula.

A subsidiary of the Company assumed a first mortgage note (the “Note”) with a remaining balance of $1,775,000 as part of the acquisition of a long-term care facility in 1988. The Note requires the annual retirement of principal in the amount of $20,000. The Company pays interest monthly at the rate of 14% per annum on the outstanding principal amount until maturity in October 2010, when the remaining unpaid principal balance of $1,338,000 is due. The Note is collateralized by the property and equipment of the facility.

In April of 1997, the Company obtained a three-year $25,000,000 revolving credit facility (the “Credit Facility”) from a commercial bank. On August 28, 1997, the Company amended the Credit Facility to add additional banks as parties to the Credit Facility, extended the maturity to five years and made certain additional amendments to the terms of the agreement. Borrowings under this facility were collateralized by patient accounts receivable and certain real estate. The assets which collateralized the Credit Facility also collateralized the Company’s obligation under the Leasing Facility. The facility was scheduled to mature in September 2002 and provided for prime and LIBOR interest rate options which varied with the Company’s leverage ratio (as defined).

On August 11, 1998, in connection with the Merger, the Company entered into a new, six year $250,000,000 collateralized credit facility (the “New Credit Facility”). During the first four years of the New Credit Facility, up to $250,000,000 could be used in connection with synthetic lease financing. Proceeds of the loans could be used for working capital, capital expenditures, acquisitions and general corporate purposes. The New Credit Facility is collateralized by substantially all of the Company’s patient accounts receivable, certain real estate and a first or second priority interest in the capital stock of certain of the Company’s subsidiaries. Interest is based on either LIBOR or prime rates of interest (plus applicable margins), at the election of the Company, and was 9.65% - 10.01% at December 31, 2000. The New Credit Facility requires that the Company maintain an interest/rent coverage ratio which varies by year, and limits aggregate borrowings under the New Credit

Facility to a predetermined multiple of EBITDA. The New Credit Facility contains a number of restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, prohibit the disposition of certain assets, limit the Company’s ability to make capital expenditures in excess of pre-determined levels and limits the ability of the Company to declare and pay certain dividends.

During the first quarter of 1999, the Company determined that it’s anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the New Credit Facility. Accordingly, the Company obtained an amendment (the “First Amendment”) to the New Credit Facility effective March 30, 1999 which limited borrowings under the New Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. In order to complete the Cleveland Facility leasing transaction (See Note I), the Company was required to obtain the release of certain collateral held by the bank group which provides the New Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the New Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the New Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the New Credit Facility was obtained.

On March 28, 2001, the Company obtained an additional amendment (the “Third Amendment”) to the New Credit Facility. The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the New Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5,000,000 or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the New Credit Facility, the Company will be required to write off approximately $2.6 million of the deferred financing costs incurred when the New Credit Facility was obtained.

As of December 31, 2000, the Company had outstanding $32,750,000 in revolving loans and $13,700,000 in synthetic lease financings, and had $8,787,000 of remaining availability under the New Credit Facility.

In connection with the Merger on August 11, 1998, the Company issued $170,000,000 principal amount at maturity (approximately $99,500,000 gross proceeds) of 11% Senior Subordinated Discount Notes Due 2008 (the “Discount Notes”). Each Discount Note was issued with a principal amount at maturity of $1,000 and an original issue price of $585.25. Interest on the Discount Notes accretes in accordance with a predetermined formula on a semi-annual basis on February 1, and August 1, of each year. Cash interest will not accrue on the Discount Notes until August 1, 2003. Thereafter, interest on the Discount Notes will be paid semi-annually in arrears in cash on February 1 and August 1, of each year commencing February 1, 2004. The Discount Notes will be redeemable in whole or in part, at the option of the Company on or after August 1, 2003 based on a predetermined redemption schedule which begins on August 1, 2003 at 105.5% and which declines incrementally to 100% on August 1, 2006. In addition, the Company may redeem up to 35% of the aggregate outstanding accreted value of the Discount Notes at a redemption price of 111% of accreted value at any time prior to August 1, 2001 with the proceeds of a public offering of common stock, provided that the redemption occurs within 60 days of the closing of the public offering and that at least 65% of the aggregate principal amount of the Discount Notes remains outstanding immediately after such redemption. At any time on or prior to August 1, 2003, the Discount Notes may be redeemed in whole but not in part at the option of the Company upon the occurrence of a Change of Control (as defined) in accordance with the prescribed procedures and the payment of any Applicable Premium (as defined). The Discount Notes must be redeemed in whole on August 1, 2008.(See Note S. Proposed Restructuring of Discount Notes and Preferred Stock.)

Upon any voluntary or involuntary liquidation of the Company, holders of the Discount Notes will be entitled to be paid in full 100% of principal and accrued interest out of the assets available for distribution after holders of senior debt have been paid in full. The debt evidenced by the Discount Notes is unsecured, subordinate to existing and future senior debt of the Company, but senior in right with all existing and future subordinated debt of the Company. Certain of the subsidiaries of the Company have jointly and severally guaranteed the Company’s payment obligations (subject to maximum amounts per subsidiary) under the Discount Notes (See Note Q). Each Discount Note guaranteed by such subsidiary is subordinated to any Senior Debt of such guarantor. The Company derives substantially all of its income from operations through its subsidiaries and consequently, the Discount Notes are effectively subordinated to the potential claims of creditors of all of the subsidiaries of the Company irrespective of subsidiary guarantees. The Discount Notes also contain certain restrictive covenants which limit the ability of the Company to incur debt, issue preferred stock, merge or dispose of substantially all of its assets.

In March 2001, the Company entered into an agreement with Investcorp S.A. and, the holders of more than a majority in interest of the Company’s Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and the Preferred Stock. (See Note S.)

Interest expense charged to operations for the years ended December 31, 1998, 1999 and 2000 was $12,447,000, $21,678,000 and $23,007,000, respectively.

As of December 31, 1999 and 2000, the Company's long-term debt, excluding the current portion, consisted of the following:

                                                 1999           2000

Senior subordinated discount notes           $ 115,847,000  $ 128,942,000
Mortgages payable                               17,421,000     17,174,000
Credit facility                                 32,750,000     27,750,000
                                             -------------  -------------
                                             $ 166,018,000  $ 173,866,000
                                             =============  =============

As of December 31, 2000, future long-term debt maturities associated with the Company’s debt are as follows:

           2001             $  5,250,000
           2002                5,272,000
           2003                5,303,000
           2004               32,910,000
           2005                   20,000
           Thereafter        130,361,000
                            ------------
                            $179,116,000
                            ============

Substantially all of the Company’s assets are subject to liens under long-term debt or operating lease agreements.

I. CAPITAL LEASE OBLIGATION

Until September 27, 2000, the Company, through a wholly-owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. As a result of a restructuring charge (See Note P), the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000.

On September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity organized by Investcorp, for $5.0 million, which simultaneously acquired the Cleveland Facilities. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company used the proceeds of the purchase rights assignment to repay the $5.0 million note payable from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) related to the Company’s bank credit facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group. The Company obtained the release of the collateral as part of an amendment to the Company’s credit facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the credit facility from $250 million to $150 million and an increase in the Company’s borrowings rate. As a result of the permanent reduction in funds available through the credit facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the credit facility was originally

J. RETIREMENT PLANS

The Company maintains an employee 401(k) defined contribution plan. All employees who have worked at least one thousand hours and have completed one year of continuous service are eligible to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions to this plan may be matched at the discretion of the Company. The Company contributed $475,000 and $298,000 to the plan in 1998 and 2000. There were no contributions made to the plan in 1999.

In September 1995, the Company established a Supplemental Executive Retirement Plan (the “SERP”) to provide benefits to key employees. Participants may defer up to 25% of their compensation which is matched by the Company at a rate of 50% (up to 10% of base salary). Vesting in the matching portion occurs in January of the second year following the plan year in which contributions were made.

K. INCOME TAXES

As required by SFAS No. 109, the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered the recent and historical results of operations and concluded, in accordance with the applicable accounting methods that it is more likely than not that a certain portion of the deferred tax assets will not be realizable. To the extent that an asset will not be realizable, a valuation allowance is established. The tax effects of temporary differences giving rise to deferred tax assets as of December 31, 1999 and 2000 are as follows:

                                                           1999            2000
                                                                ----            ----

Deferred tax assets:
     Reserves                                               $ 2,288,000    $    725,000
     Rental payments                                            770,000         752,000
     Interest payments                                        6,007,000      12,076,000
     Net operating loss carryforwards                         5,778,000      10,404,000
     Other                                                       23,000         118,000
     Valuation allowance                                       (614,000)    (24,075,000)
                                                            -----------    ------------
     Total deferred tax assets                              $14,252,000    $          -
                                                            ===========    ============

Significant components of the provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                 1998           1999            2000
                                                 ----           ----            ----
Current:
     Federal                             $   (781,000)   $  (2,784,000)               -
     State                                   (146,000)         418,000     $     70,000
                                         ------------    -------------     ------------
Total current                                (927,000)      (2,366,000)          70,000
                                         ------------    -------------     ------------

Deferred:
     Federal                               (3,447,000)      (6,277,000)      11,596,000
     State                                   (646,000)      (1,661,000)       2,656,000
                                         -------------   -------------     ------------
Total deferred                             (4,093,000)      (7,938,000)      14,252,000
                                         -------------   -------------     ------------

Total income tax expense (benefit)       $ (5,020,000)   $ (10,304,000)    $ 14,322,000
                                         =============   =============     ============

The reconciliation of income tax computed at statutory rates to income tax (benefit) for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                   1998                       1999                 2000
                                                   ----                       ----                 ----

Statutory rate                             $(10,222,000) (35.0)%  $  (9,767,000) (35.0)% $  (7,834,000) (35.0)%
State income tax, net of federal benefit       (515,000)  (1.8)        (808,000)  (2.9)     (1,765,000)  (7.9)
Permanent differences                            59,000    0.2           41,000    0.2         198,000    0.9
Change in valuation allowance                         -      -               -      -       23,461,000  104.8
Net operating loss - rate differential        5,658,000   19.4          230,000    0.8          90,000    0.4
Other                                                 -      -               -      -          172,000    0.8
                                           ------------  ------    ------------  ------   ------------- -------
                                           $ (5,020,000) (17.2)%   $(10,304,000) (36.9)%  $  14,322,000  64.0%
                                           ============  =======   ============  =======  ============= =======

L. CAPITAL STOCK

Common Stock

On August 11, 1998, as a result of the Merger, the Company authorized the issuance of 500,000 shares of preferred stock with a par value of $.01 per share (the “Preferred Stock”) and 19,000,000 shares (comprised of five classes) of common stock, each with a par value of $.01 per share, consisting of Harborside Class A Common Stock, Harborside Class B Common Stock, Harborside Class C Common Stock, Harborside Class D Common Stock and Common Stock (collectively “Harborside Common Stock”).

The numbers of shares of Harborside Common Stock authorized and outstanding as of December 31, 1999 and 2000 are as follows:

                                     1999 and 2000             1999                 2000
Title                              Authorized Shares    Outstanding Shares   Outstanding Shares
---------                          -----------------    ------------------   ------------------

Harborside Class A Common Stock        1,200,000              661,332             661,332
Harborside Class B Common Stock        6,700,000            5,940,000           5,940,000
Harborside Class C Common Stock        1,580,000              640,000           1,304,500
Harborside Class D Common Stock           20,000               20,000              20,000
Common Stock                           9,500,000                    -                  -
                                      ----------           ----------          ----------
Total                                 19,000,000            7,261,332           7,925,832
                                      ==========           ==========          ==========

Holders of shares of Harborside Class A Common Stock and Common Stock are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to Delaware General Corporate Law (“the DGCL”). Holders of shares of Harborside Class D Common Stock are entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. This number of votes per share results in holders of Harborside Class D Common Stock, as of December 31, 2000, being entitled in the aggregate to a number of votes equal to the total number of outstanding shares of Harborside Class B Common Stock, Harborside Class C Common Stock and Harborside Class D Common Stock as of December 31, 2000. Holders of Harborside Class B Common Stock or Harborside Class C Common Stock will not have any voting rights, except that the holders of the Harborside Class B Common Stock and Harborside Class C Common Stock will have the right to vote as a class to the extent required under the laws of the State of Delaware.

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

Restricted Stock

On September 29, 2000, the Company issued 664,500 shares of restricted Class C common stock (the “Restricted Shares”) to employees of the Company. As part of this restricted stock issuance, 507,705 options granted on August 11, 1998 to purchase shares of the Company’s Class C common stock at $25.00 per share were cancelled. The purpose of the restricted stock issuance was to better enable the Company to retain and motivate key employees. The Restricted Shares generally vest over varying periods of time through December 31, 2003. As of December 31, 2000, 73,167 Restricted Shares were vested. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of the Restricted Shares on the date of grant was approximately $7,000.

Preferred Stock

In connection with the Merger on August 11, 1998, the Company issued 40,000 shares of 13.5% Exchangeable Preferred Stock (the “Preferred Stock”). The holders of the Preferred Stock are entitled to receive quarterly dividend payments in arrears beginning November 1, 1998. Dividends are payable in cash or in additional shares of Preferred Stock, at the option of the Company, until August 1, 2003. After August 1, 2003, dividends may be paid only in cash. During the years ended December 31, 1999 and 2000, all dividends except for fractional shares amounting to $20,000 and $18,000, respectively, were paid in additional shares. The Preferred Stock may be redeemed for cash by the Company, in whole or in part, at the option of the Company, in accordance with a predetermined redemption premium schedule which begins on August 1, 2003 at 106.75% of the liquidation preference of the Preferred Stock at the date of redemption and which declines to 100% on August 1, 2006. In addition, at any time prior to August 1, 2001 the Company may redeem up to 35% of the Preferred Stock at a redemption price equal to 113.5% of the liquidation preference of the Preferred Stock at the date of redemption with the proceeds of a public offering of common stock, provided that the redemption occurs within 60 days of the closing of such offering. At any time prior to August 1, 2003, the Preferred Stock may be redeemed by the Company, in whole but not in part, upon the occurrence of a change in control (as defined) and in accordance with prescribed procedures and the payment of a premium based upon a formula. The Preferred Stock is exchangeable in whole but not in part, on any dividend date, at the option of the Company, into 13.5% Exchange Debentures due in 2010 subject to such exchange being permitted by (1) the terms of the Indenture and (2) the terms of the Company’s Credit Facility. The Company is required to redeem the Preferred Stock in whole on August 1, 2010.

Upon any voluntary or involuntary liquidation of the Company, holders of the Preferred Stock will be entitled to be paid out of the assets available for distribution, the liquidation preference per share plus an amount equal to all accumulated and unpaid dividends, before any distribution is made to the holders of Harborside Common Stock. Holders of the Preferred Stock have no voting rights except those provided by law and as set forth in the Certificate of Designation (the “Certificate”). The Certificate provides that if the Company fails to meet certain obligations associated with the Preferred Stock, then the Board of Directors shall be adjusted to allow the holders of a majority of the then outstanding Preferred Stock, voting separately as a class, to elect two directors. Voting rights associated with the failure to meet Preferred Stock obligations will continue until either the obligation is satisfied or a majority of the holders of the then outstanding Preferred Stock waive the satisfaction of the obligation. The Certificate also contains certain restrictive covenants that limit the Company’s restricted subsidiaries from making certain payments or investments and which limit the Company’s ability to incur debt, issue preferred stock, merge or dispose of substantially all of its assets.

As of December 31, 2000, Preferred Stock dividends accrete based on the following schedule:

     2001       $ 7,825,000
     2002         8,936,000
     2003         5,778,000
                -----------
                $22,539,000
                ===========

In March 2001, the Company entered into an agreement with Investcorp S.A. and, the holders of more than a majority in interest of the Company’s Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and the Preferred Stock. (See Note S.)

Loss per Common Share Computation

Basic loss per common share is computed by dividing net loss less Preferred Stock dividends by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to that of basic loss per share except that the number of common shares is increased to reflect the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company consist of shares issuable upon exercise of the Company’s stock options.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 1998, 1999 and 2000:

                                                                1998            1999             2000
                                                                ----            ----             ----
Numerator:
     Net loss                                            $  (24,187,000)   $ (17,601,000)    $ (36,706,000)
     Preferred Stock dividends                               (2,296,000)      (6,004,000)       (6,853,000)
                                                         --------------    -------------     -------------
     Loss available for common shares                    $  (26,483,000)   $ (23,605,000)    $ (43,559,000)
                                                         ==============    =============     =============

Denominator:
Weighted average shares outstanding                           7,742,000        7,261,000         7,432,000

     Adjustment for nonvested Restricted Shares                       -                -          (171,000)
                                                           ------------     ------------       -----------

     Denominator for basic and diluted
     loss per common share - Adjusted weighted
     - average shares and assumed conversions                 7,742,000        7,261,000         7,261,000
                                                             ==========       ==========        ==========

     Basic and diluted loss per common share                $    (3.42)       $   (3.25)         $  (6.00)

At December 31, 1999, options to purchase 637,226 shares of common stock were not included in the computation of diluted loss per share because to do so would have been antidilutive. At December 31, 2000, options to purchase 109,944 shares of common stock and 664,500 Restricted Shares were not included in the computation of diluted loss per share because to do so would have been antidilutive.

Stock Option Plans

During 1996, the Company established two stock option plans, the 1996 Stock Option Plan for Non-employee Directors (the “Director Plan”) and the 1996 Long-Term Stock Incentive Plan (the “Stock Plan”). Directors of the Company who were not employees, or affiliates of the Company, were eligible to participate in the Director Plan. On the date of the IPO, each of the four non-employee directors was granted options to acquire 15,000 shares of the Company’s common stock at the IPO price. On January 1 of each year, each non-employee director received an additional grant for 3,500 shares at the fair market value on the date of grant. Options issued under the Director Plan became exercisable on the first anniversary of the date of grant and terminated upon the earlier of ten years from date of grant or one year from date of termination as a director. Through the Directors Retainer Fee Plan, non-employee directors of the Company could also elect to receive all or a portion of their director fees in shares of the Company’s common stock. The Stock Plan was administered by the Stock Plan Committee of the Board of Directors which was composed of outside directors who were not eligible to participate in this plan. The Stock Plan authorized the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards. Options granted during the years ended December 31, 1996 and 1997, were granted with exercise prices equal to or greater than the fair market value of the stock on the date of grant. Options granted under the stock plan during 1996 and 1997 vested over a three-year period and had a maximum term of ten years. A maximum of 800,000 shares of common stock were reserved for issuance in connection with these plans.

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

In connection with the Merger, the Company adopted the Harborside Healthcare Corporation Stock Incentive Plan (the “Stock Option Plan”). The Stock Option Plan is administered by the Board of Directors of the Company. The Board of Directors designates which employees of the Company will be eligible to receive awards under the Stock Option Plan, and the amount, timing, and other terms and conditions applicable to such awards. Options will expire on the date determined by the Board of Directors, which will not be later than 30 days after the seventh anniversary of the grant date. Optionees will have certain rights to put to the Company, and the Company will have certain rights to call from the optionee, vested stock options upon termination of the optionee’s employment with the Company prior to an initial public offering. All options granted under the Stock Option Plan during 1998 were granted with an exercise price equal to $25.00, equal to the fair market value of the stock on the date of grant. Options granted under the Stock Option Plan during 1998 were to vest at the end of a seven year period or earlier if certain financial performance criteria were met. All options granted under the Stock Option Plan during 1998 and still outstanding as of September 29, 2000 were cancelled on that date in connection with the issuance of the Restricted Shares. A maximum of 806,815 shares have been reserved for issuance in connection with the Stock Option Plan.

Information with respect to options granted under the Director Plan, the Stock Plan and the Stock Option Plan is as follows:

  Options Outstanding:              Number        Exercise Price      Weighted-Average
                                    of Shares        Per Share         Exercise Price
                                    ---------       ----------       ------------------
Balance at December 31, 1998         675,499      $   8.15 - $25.00          $23.06
---------------------------------------------------------------------------------------
Cancelled                            (38,273)     $  25.00                   $25.00
Balance at December 31, 1999         637,226      $   8.15 - $25.00          $22.94
---------------------------------------------------------------------------------------
Cancelled                           (527,232)     $  25.00                   $25.00
=======================================================================================
Balance at December 31, 2000         109,994      $   8.15 - $21.69          $13.07
=======================================================================================

As of December 31, 1998, 1999 and 2000, there were 109,994 exercisable options at a weighted-average exercise price of $13.07.

In 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS No. 123, and has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s unaudited pro forma net income and pro forma net income per share for the years ended December 31, 1997, 1998 and 1999 would have been reduced to the amounts indicated below:

                       1998            1998            1999           1999            2000           2000
                       ----            ----            ----           ----            ----           ----
                                   Loss                            Loss                             Loss
                   Loss            Available      Loss             Available       Loss             Available
                   Available for   Per Common     Available for    Per Common      Available for    Per Common
                   Common Shares   Share Diluted  Common Shares    Share Diluted   Common Shares    Share Diluted
                   -------------   -------------  -------------    -------------   -------------    -------------

      As
Reported            $(26,483,000)    $   (3.42)     $(23,605,000)    $(3.25)       $(43,559,000)    $(6.00)

     Pro
   Forma            $(29,300,000)    $   (3.78)     $(24,027,000)    $(3.31)       $(43,559,000)    $(6.00)

The weighted average fair value of options granted was $6.28 during 1998. The fair value for each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, no dividend yield, and a risk-free interest rate of 5.4% for 1998 . Expected volatility of 0% (except for 109,994 in options held by senior management; such options have an assumed volatility of 40%) was assumed for the year ended December 31, 1998.

M. CONTINGENCIES

The Company is involved in legal actions and claims in the ordinary course of its business. It is the opinion of management, based on the advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company self-insures for health benefits provided to a majority of its employees. The Company maintains stop-loss insurance such that the Company’s liability for losses is limited. The Company recognizes an expense for estimated health benefit claims incurred but not reported at the end of each year.

The Company self-insures for most workers’ compensation claims. The Company maintains stop-loss insurance such that the Company’s liability for losses is limited. The Company accrues for estimated workers’ compensation claims incurred but not reported at the end of each year.

The Company owns a 75% interest in a partnership which owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $6,400,000 made to this partnership to refinance a loan which funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The Partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership’s debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

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

Note Receivable

The carrying value of the note receivable approximates its fair value at December 31, 1999 and 2000, based on the yield of the note and the present value of expected cash flows.

Long-term Debt

The fair value of the Company’s fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2000, the fair market value of the Company’s Senior Subordinated Debt was approximately $35,700,000. The book value of the Company’s Senior Subordinated Debt was $128,941,000. The Company estimates that the fair value of its remaining fixed rate debt approximates its carrying amount.

O. RELATED PARTY TRANSACTIONS

Until December 31, 1998, a former affiliate of the Company provided office space, legal, tax, data processing and other administrative services to the Company in return for a monthly fee. Total service charges under this arrangement were $1,291,000, for the year ended December 31, 1998. During 1999, the former affiliate provided only data processing and tax services to the Company. During 2000, the former affiliate provided only data processing services to the Company. Total service charges under this arrangement were $1,291,000, $1,173,000 and $1,083,000, for the years ended December 31, 1998, 1999 and 2000, respectively.

At the time of the Merger, Investcorp International Inc. received a $6,000,000 management advisory and consulting service fee which is being expensed on a straight line basis over the life of the related five year agreement. The expense recognized by the Company in connection with this management agreement during the years ended December 31, 1998, 1999 and 2000 was $500,000, $1,200,000 and $1,200,000, respectively. As of December 31, 2000, $1,200,000 of the unamortized fee is classified in “Prepaid and other expenses” while $1,900,000 is classified as “Other assets, net”.

In December 1999, an affiliate of Investcorp S.A., provided the Company with $5,000,000 in financing under a credit agreement. The funds were provided for purposes of making an acquisition deposit on certain facilities currently financed through a capital lease (See Note I). The loan was repaid during the third quarter of 2000.

As of December 31, 1999 and 2000, the net receivable due from Bowie, L.P. was approximately $2.6 million and $0.2 million, respectively.

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

The Company’s therapy services restructuring plan required the termination of approximately sixty rehabilitation therapy services employees and the closure of two regional offices. During the third quarter of 1999, the Company recorded restructuring charges of approximately $5.7 million under this plan, most of which were non-cash in nature. The restructuring charge consisted of approximately $2.5 million of uncollectible accounts receivable, $1.5 million of unamortized goodwill, $0.7 million of employee costs and $1.0 million due to the write-off of other assets. As of December 31, 2000, the Company’s restructuring reserve was fully utilized.

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Certain of the Company’s subsidiaries are precluded from guaranteeing the debt of the parent company (the “Non-Guarantors”), based on current agreements in effect. The Company’s remaining subsidiaries (the “Guarantors”) are not restricted from serving as guarantors of the parent company debt. The Guarantors are comprised of Harborside Healthcare Limited Partnership, Belmont Nursing Center Corp., Orchard Ridge Nursing Center Corp., Oakhurst Manor Nursing Center Corp., Riverside Retirement Limited Partnership, Harborside Toledo Limited Partnership, Harborside Connecticut Limited Partnership, Harborside of Florida Limited Partnership, Harborside of Ohio Limited Partnership, Harborside Healthcare Baltimore Limited Partnership, Harborside of Cleveland Limited Partnership, Harborside of Dayton Limited Partnership, Harborside Massachusetts Limited Partnership, Harborside of Rhode Island Limited Partnership, Harborside North Toledo Limited Partnership, Harborside Healthcare Advisors Limited Partnership, Harborside Toledo Corp., KHI Corporation, Harborside Danbury Limited Partnership, Harborside Acquisition Limited Partnership V, Harborside Acquisition Limited Partnership VI, Harborside Acquisition Limited Partnership VII, Harborside Acquisition Limited Partnership VIII, Harborside Acquisition Limited Partnership IX, Harborside Acquisition Limited Partnership X, Sailors, Inc., New Jersey Harborside Corp., Bridgewater Assisted Living Limited Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership, Harborside Rehabilitation Limited Partnership, Harborside Healthcare Network Limited Partnership and Harborside Health I Corporation.

The information which follows presents the condensed consolidating financial position as of December 31, 1999 and 2000; the condensed consolidating results of operations for the years ended December 31, 1998, 1999 and 2000; and the condensed consolidating cash flows for the years ended December 31, 1998, 1999 and 2000 of (a) the parent company only (“the Parent”), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

 Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                        Condensed Consolidating Balance Sheet
                                                As of December 31,1999
                                                (dollars in thousands)

                                                     Parent      Guarantors   Non-Guarantors   Elimination    Consolidated
                                                   ---------      ---------      ---------      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ...................   $     --       $      355      $   1,031     $     --       $    1,386
   Accounts receivable, net of allowance .......         --           34,423         15,745           --           50,168
   Intercompany receivable .....................      150,195           --             --         (150,195)          --
   Prepaid expenses and other ..................        3,590         14,096          2,254           --           19,940
   Prepaid income taxes ........................        2,608           --             --             --            2,608
   Deferred income taxes .......................        2,150            250           --             --            2,400
                                                   ----------      ---------      ---------      ---------      ---------
Total current assets ...........................      158,543         49,124         19,030       (150,195)        76,502

Restricted cash ................................         --            1,826            594           --            2,420
Investments in limited partnerships ............       15,584           --            4,044        (19,628)          --
Property and equipment, net ....................         --          146,976         19,350           --          166,326
Deferred financing and other
 non-current assets, net .......................       10,749          3,416          1,381           --           15,546
Other assets, net ..............................        3,100           --             --             --            3,100
Note receivable ................................         --            7,487           --             --            7,487
Deferred income taxes ..........................           71         11,781           --             --           11,852
                                                    ---------      ---------      ---------      ---------      ---------
Total assets ...................................    $ 188,047      $ 220,610      $  44,399      $(169,823)     $ 283,233
                                                    =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt.........    $    --        $      22      $     205      $    --        $     227
   Current portion of capital lease
     obligation ................................         --            4,633           --             --            4,633
   Note payable to affiliate ...................        5,000           --             --             --            5,000
   Accounts payable ............................         --            6,879          2,449           --            9,328
   Intercompany payable ........................         --          122,092         11,766       (133,858)          --
   Employee compensation and benefits ..........         --           10,687          3,334           --           14,021
   Other accrued liabilities ...................         --            4,663            845           --            5,508
   Accrued interest ............................          572           --             --             --              572
   Current portion of deferred income ..........         --             --             --              677            677
                                                    ---------      ---------      ---------      ---------      ---------
Total current liabilities ......................        5,572        148,976         18,599       (133,181)        39,966
Long-term portion of deferred income ...........         --              893          2,211           (677)         2,427
Long-term debt .................................      148,594          1,520         15,904           --          166,018
Long-term  portion of capital lease obligation .         --           50,067           --             --           50,067
                                                    ---------      ---------      ---------      ---------      ---------
Total liabilities ..............................      154,166        201,456         36,714       (133,858)       258,478
                                                    ---------      ---------      ---------      ---------      ---------

Exchangeable preferred stock, redeemable,
 $.01 par value with a liquidation value of
 $1,000 per share; 500,000 shares authorized;
 48,277 issued and outstanding .................       48,277           --             --             --           48,277
                                                    ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000
  shares authorized, 14,611,164 shares issued...          146          2,569          3,885         (6,454)           146
Additional paid-in capital .....................      198,377           --             --              226        198,603
Less common stock in treasury,
at cost, 7,349,832..............................     (183,746)          --             --             --         (183,746)
Retained earnings (accumulated deficit).........      (29,173)        (8,170)        (3,274)         2,092        (38,525)
Partners' equity ...............................         --           24,755          7,074        (31,829)          --
                                                    ---------      ---------      ---------      ---------      ---------
Total stockholders' equity (deficit) ...........      (14,396)        19,154          7,685        (35,965)       (23,522)
                                                    ---------      ---------      ---------      ---------      ---------
Total liabilities and stockholders'
equity (deficit) ...............................    $ 188,047      $ 220,610      $  44,399      $(169,823)     $ 283,233
                                                    =========      =========      =========      =========      =========

 Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                        Condensed Consolidating Balance Sheet
                                               As of December 31, 2000
                                                (dollars in thousands)

                                                       Parent      Guarantors    Non-Guarantors    Elimination  Consolidated
                                                     ---------      ---------    ---------------   ---------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................    $     --       $    9,317     $    1,407       $   --        $  10,724
   Accounts receivable, net of allowance .......          --           33,111         15,548           --           48,659
   Intercompany receivable .....................       146,953           --             --         (146,953)          --
   Prepaid expenses and other ..................         3,128          8,403          1,649           --           13,180
                                                    ----------     ----------     ----------       --------      ---------
Total current assets ...........................       150,081         50,831         18,604       (146,953)        72,563

Restricted cash ................................          --            4,116            689           --            4,805
Investments in limited partnerships ............        15,584           --            4,044        (19,628)          --
Property and equipment, net ....................          --           85,719         19,370           --          105,089
Deferred financing and other
 non-current assets, net .......................         7,109          3,001          1,143           --           11,253
Other assets, net ..............................         1,900           --             --             --            1,900
Note receivable ................................          --            7,487           --             --            7,487
                                                    ----------      ---------      ---------      ---------      ---------
Total assets ...................................    $  174,674      $ 151,154      $  43,850      $(166,581)     $ 203,097
                                                    ==========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ........    $    5,000      $      22      $     228      $    --        $   5,250
   Accounts payable ............................          --            8,331          2,552           --           10,883
   Intercompany payable ........................          --          119,147         11,543       (130,690)          --
   Employee compensation and benefits ..........          --           12,293          3,572           --           15,865
   Other accrued liabilities ...................          --            5,364            937           --            6,301
   Accrued interest ............................           470           --             --             --              470
   Current portion of deferred income ..........          --             --             --              514            514
                                                    ----------       --------       --------       ---------      ---------
Total current liabilities ......................         5,470        145,157         18,832       (130,176)        39,283
Long-term portion of deferred income ...........          --              582          1,842           (514)         1,910
Long-term debt .................................       156,692          1,498         15,676           --          173,866
                                                    ----------       --------       --------       ---------      --------
Total liabilities ..............................       162,162        147,237         36,350       (130,690)       215,059
                                                    ----------       --------       --------       ---------      --------

Exchangeable preferred stock, redeemable,
 $.01 par value with a liquidation value of
 $1,000 per share; 500,000 shares authorized;
 55,112 issued and outstanding .................        55,112           --             --             --           55,112
                                                    ----------       --------       --------       --------        -------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000
shares authorized, 15,275,664 shares issued.....           153          2,569          3,885         (6,454)           153
Additional paid-in capital .....................       191,524           --             --              226        191,750
Less common stock in treasury,
at cost, 7,349,832 shares.......................      (183,746)          --             --             --         (183,746)
Retained earnings (accumulated deficit).........       (50,531)       (23,407)        (3,459)         2,166        (75,231)
Partners' equity ...............................          --           24,755          7,074        (31,829)          --
                                                     ---------      ---------       --------       --------      ---------
Total stockholders' equity (deficit) ...........       (42,600)         3,917          7,500        (35,891)       (67,074)
                                                     ---------      ---------       --------       --------      ---------
Total liabilities and stockholders'
equity (deficit) ...............................     $ 174,674      $ 151,154      $  43,850      $(166,581)     $ 203,097
                                                     =========      =========      =========      =========      =========

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Operations
                                         For the year ended December 31, 2000
                                                (dollars in thousands)

                                                           Parent      Guarantors   Non-Guarantors   Elimination    Consolidated
                                                         ---------      ---------      ---------      ---------      ---------

Total net revenues .................................     $    --        $ 222,479      $ 102,217      $  (2,024)     $ 322,672
                                                         ---------      ---------      ---------      ---------      ---------

Expenses:
   Facility operating ..............................          --          177,732         84,072         (2,024)       259,780
   General and administrative ......................          --           17,993           --             --           17,993
   Service charges paid to former affiliate ........          --            1,083           --             --            1,083
   Amortization of prepaid management fee ..........         1,200           --             --             --            1,200
   Depreciation and amortization ...................         1,808          6,469          1,933           --           10,210
   Facility rent ...................................          --           15,629          8,646           --           24,275
   Loss on termination of capital lease ............          --            8,914           --             --            8,914
   Management fees paid to affiliates ..............          --           (6,045)         6,045           --             --
                                                                        ---------      ---------      ---------      ---------
Total expenses .....................................         3,008        221,775        100,696         (2,024)       323,455
                                                         ---------      ---------      ---------      ---------      ---------

Income (loss) from operations ......................        (3,008)           704          1,521           --             (783)

Other:
   Interest expense, net ...........................         4,028         15,941          1,706           --           21,675
   Other income. ...................................          --             --             --              (74)           (74)
                                                         ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes ..................        (7,036)       (15,237)          (185)            74        (22,384)
Income tax expense .................................        14,322           --             --             --           14,322
                                                         ---------      ---------      ---------      ---------      ---------
Net income (loss) ..................................     $ (21,358)     $ (15,237)     $    (185)     $      74      $ (36,706)
                                                         =========      =========      =========      =========      =========

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Cash Flows
                                         For the year ended December 31, 1998
                                                (dollars in thousands)

                                                             Parent      Guarantors   Non-Guarantors   Elimination    Consolidated
                                                           ---------     -----------     ---------      ---------      ---------

Operating activities:
Net cash provided (used) by operating activities ......  $ (110,038)     $  77,121      $  (3,033)     $  (3,497)     $ (39,447)
                                                         ----------      ---------      ---------      ---------      ---------

Investing activities:
     Additions to property and equipment ..............      --            (68,817)        (2,591)         2,803        (68,605)
     Additions to deferred financing and
      other non-current assets ........................      (4,885)        (8,613)             4            --         (13,494)
     Transfers to restricted cash, net ................      --                212          2,529            694          3,435
                                                          ---------      ---------      ---------       --------      ---------
Net cash  provided (used) by investing activities .....      (4,885)       (77,218)           (58)         3,497        (78,664)
                                                          ---------      ---------      ---------       --------      ---------

Financing activities:
         Borrowings under the revolving line of
             credit ...................................         --          17,150           --             --           17,150
         Repaid on revolving line of credit ...........         --         (20,000)          --             --          (20,000)
     Payment of long-term debt ........................         --            (357)           166           --             (191)
     Proceeds from issuance of senior
      subordinated discount notes .....................      99,493           --             --             --           99,493
         Proceeds from issuance of exchangeable
          preferred stock .............................      40,000           --             --             --           40,000
     Purchase of treasury stock .......................    (183,746)          --             --             --         (183,746)
     Proceeds from sale of common stock ...............     158,500           --             --             --          158,500
     Principal payments of capital lease obligation ...         --          (3,939)          --             --           (3,939)
     Receipt of cash in connection with lease .........         --           2,964           --             --            2,964
     Exercise of stock options ........................          29           --             --             --               29
                                                          ---------       ---------      --------       ---------      --------
Net cash provided (used) by financing activities ......     114,276         (4,182)           166           --          110,260
                                                          ---------       ---------      --------       ---------      --------
Net decrease in cash and cash equivalents .............        (647)        (4,279)        (2,925)          --           (7,851)
Cash and cash equivalents, beginning of year ..........         698          4,378          3,671           --            8,747
                                                          ---------       ---------      --------       ---------      --------
Cash and cash equivalents, end of year ................   $      51       $     99       $    746       $   --         $    896
                                                          =========       =========      ========       =========      ========

Supplemental Disclosure:
Interest paid .........................................   $     650       $   2,480      $    506       $    --        $  3,636
                                                          =========       =========      =========      =========      ========
Income taxes paid .....................................   $   3,047       $     --       $    --        $     -        $  3,047
                                                          =========       =========      =========      =========      ========
Accretion of preferred dividends ......................   $   2,293       $     --       $    --        $     --       $  2,293
                                                          =========       =========      =========      =========      ========

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Cash Flows
                                         For the year ended December 31, 1999
                                                (dollars in thousands)

                                                           Parent        Guarantors   Non-Guarantors   Elimination   Consolidated
                                                          --------        --------    --------------   -----------   ------------
Operating activities:
Net cash provided (used) by operating activities .......  $(23,096)       $ 19,958      $  2,892       $    998        $    752
                                                          ---------       --------      --------       --------        --------

Investing activities:
Additions to property and equipment ....................      --           (10,435)       (2,288)          (474)       (13,197)
Additions to deferred financing and
      other non-current assets .........................    (1,935)           (308)          (12)           --          (2,255)
Payment of purchase deposit ............................      --            (5,000)         --              --          (5,000)

     Transfers to (from) restricted cash, net ..........      --               336          (122)          (524)          (310)
                                                          ---------       --------      --------       --------        --------
Net cash  used by investing activities .................    (1,935)        (15,407)       (2,422)          (998)       (20,762)
                                                          ---------       --------      --------       --------        --------

Financing activities:
Borrowings under the revolving line of
credit .................................................    20,000            --            --             --           20,000
Issuance of note payable to affiliate ..................     5,000            --            --             --            5,000
Payment of long-term debt ..............................      --              (21)         (185)           --             (206)
Principal payments of capital lease obligation .........      --           (4,274)          --             --           (4,274)
Dividends paid on exchangeable preferred stock .........      (20)            --            --             --              --
                                                          ---------       -------       -------        --------        -------
Net cash provided (used) by financing activities .......    24,980         (4,295)         (185)           --           20,500
                                                          ---------       -------       -------        --------        -------
Net increase (decrease) in cash and cash equivalents ...       (51)           256           285            --              490
Cash and cash equivalents, beginning of year ...........        51             99           746            --              896
                                                          --------        -------      --------        --------        -------
Cash and cash equivalents, end of year .................  $    --         $   355      $  1,031        $    --         $ 1,386
                                                          =========       =======      ========        ========        =======

Supplemental Disclosure:
Interest paid ..........................................  $    834       $  4,594      $    483        $    --         $ 5,911
                                                          =========      ========      ========        ========        =======
Income taxes paid ......................................  $    243       $   --        $   --          $    --         $   243
                                                          =========      ========      ========        ========        =======
Accretion of preferred dividends .......................  $  5,984       $   --        $   --          $    --         $ 5,984
                                                          =========      ========      ========        ========        =======

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Cash Flows
                                         For the year ended December 31, 2000
                                                (dollars in thousands)

                                                           Parent         Guarantors  Non-Guarantors Elimination   Consolidated
                                                          --------      --------------  ------------ -----------   ------------
Operating activities:
Net cash provided by operating activities .............   $  5,029       $ 19,097       $  2,240      $   --        $ 26,366
                                                          --------       --------       --------      --------      --------

Investing activities:
     Additions to property and equipment ..............       --           (4,467)        (1,732)        --           (6,199)
     Additions to deferred financing and
      other non-current assets ........................       (11)           (275)           168         --             (118)
     Transfers to restricted cash, net ................       --           (2,290)           (95)        --           (2,385)
                                                         --------         --------      --------      --------      --------
Net cash used by investing activities .................       (11)         (7,032)        (1,659)        --           (8,702)
                                                         --------         --------      --------      --------      --------

Financing activities:
         Payment of note payable to affiliate .........    (5,000)            --             --           --          (5,000)
     Payment of long-term debt ........................      --               (19)          (205)         --            (224)
     Principal payments of capital lease obligation ...      --            (3,084)           --           --          (3,084)
     Dividends paid on exchangeable preferred stock ...       (18)            --             --           --             (18)
                                                         --------         --------      --------      --------      --------
Net cash used by financing activities .................    (5,018)         (3,103)          (205)        --           (8,326)
                                                         --------        --------       --------      --------      --------

Net increase in cash and cash equivalents .............      --             8,962            376         --            9,338
Cash and cash equivalents, beginning of year ..........      --               355          1,031         --            1,386
                                                         --------        --------       --------      --------      --------
Cash and cash equivalents, end of year ................  $   --          $  9,317       $  1,407      $   --        $ 10,724
                                                         ========        ========       ========      ========      ========

Supplemental Disclosure:
Interest paid .........................................  $  1,325        $  5,243      $     561      $   --        $  7,129
                                                         ========        ========      =========      ========      ========
Income taxes paid .....................................  $    130        $   --        $    --        $   --        $    130
                                                         ========        ========      =========      ========      ========
Accretion of preferred dividends ......................  $  6,835        $   --        $    --        $   --        $  6,835
                                                         ========        ========      =========      ========      ========

 R.  SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company's unaudited quarterly financial information follows:

                                             Year Ended December 31, 1998
                                             ----------------------------

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total
                                    -------             -------            -------          --------        -----

Total net revenues            $   72,454,000      $   76,186,000       $  78,697,000    $  83,707,000  $ 311,044,000
Income (loss) from operations      4,754,000           4,869,000        (32,786,000)        5,060,000    (18,103,000)

Income (loss) before
 income taxes                      3,073,000           3,276,000        (36,360,000)          804,000    (29,207,000)
Income taxes (benefit)             1,198,000           1,278,000         (7,460,000)         (36,000)     (5,020,000)
Net income (loss)                  1,875,000           1,998,000        (28,900,000)          840,000    (24,187,000)
Preferred stock dividends                  -                   -           (915,000)      (1,381,000)     (2,296,000)
Earnings (loss) available for
common shares                      1,875,000           1,998,000        (29,815,000)        (541,000)    (26,483,000)

Earnings (loss) per
 common share:
   Basic                       $        0.23       $       0.25         $     (3.93)     $     (0.07)  $       (3.42)
   Diluted                     $        0.23       $       0.24         $     (3.93)     $     (0.07)  $       (3.42)

                                             Year Ended December 31, 1999
                                             ----------------------------

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total
                                    -------             -------            -------          -------         -----

Total net revenues            $   71,704,000      $   75,016,000      $   77,590,000  $    76,305,000   $300,615,000
Income (loss) from operations    (4,541,000)             347,000         (3,972,000)        1,417,000     (6,749,000)

Loss before
 income taxes                    (9,404,000)         (4,976,000)         (9,241,000)      (4,284,000)    (27,905,000)
Income tax benefit               (3,668,000)         (1,940,000)         (3,604,000)      (1,092,000)    (10,304,000)
Net loss                         (5,736,000)         (3,036,000)         (5,637,000)      (3,192,000)    (17,601,000)
Preferred stock dividends        (1,427,000)         (1,475,000)         (1,525,000)      (1,577,000)     (6,004,000)
Loss available for
common shares                    (7,163,000)         (4,511,000)         (7,162,000)      (4,769,000)    (23,605,000)

Loss per
 common share:
   Basic and Diluted          $       (0.99)      $       (0.62)      $       (0.99)  $        (0.58)   $      (3.25)

                                             Year Ended December 31, 2000
                                             ----------------------------

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total
                                    -------             -------            -------          -------         -----

Total net revenues            $   78,976,000      $   79,414,000      $   80,927,000  $    83,355,000   $322,672,000
Income (loss) from operations      2,075,000           2,379,000         (6,219,000)          982,000       (783,000)

Loss before
 income taxes                    (3,949,000)         (3,325,000)        (11,944,000)      (3,166,000)    (22,384,000)
Income tax benefit               (1,540,000)         (1,297,000)         (4,658,000)       21,817,000      14,322,000
Net loss                         (2,409,000)         (2,028,000)         (7,286,000)     (24,983,000)    (36,706,000)
Preferred stock dividends        (1,630,000)         (1,685,000)         (1,741,000)      (1,797,000)     (6,853,000)
Loss available for
common shares                    (4,039,000)         (3,713,000)         (9,027,000)     (26,780,000)    (43,559,000)

Loss per
 common share:
   Basic and Diluted          $       (0.56)      $       (0.51)      $       (1.24)  $        (3.69)   $      (6.00)

PROPOSED RESTRUCTURING OF DISCOUNT NOTES AND PREFERRED STOCK

In March 2001, the Company entered into an agreement (the "Restructuring Agreement") with Investcorp S.A. and the holders of more than a majority in interest of the Company's Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplates that the Company will offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1) 0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the "New Notes") each having a principal amount at maturity equal to $1,000 and an original issue price of $685.01 (assuming the New Notes are issued on May 1, 2001), (2) $88.235 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company will also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company will solicit consents from holders of outstanding Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company will issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (which will be mandatorily redeemable in 2008) and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

Assuming the tender and exchange of all outstanding Discount Notes and Preferred Stock in the exchange offer: (1) the Company will have an aggregate principal amount at maturity of $100,285,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 of new preferred stock outstanding, (2) the warrants to be issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. would represent the right to purchase an aggregate of 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company's common stock on a fully diluted basis as of the closing of the transactions contemplated by the Restructuring Agreement (excluding shares issuable upon conversion of the new preferred stock to be issued to Investcorp, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the aggregate amount of cash to be paid by the Company as partial consideration for tendered Discount Notes would be $15,000,000.

Upon the completion of the reduction in the liquidation preference of the Preferred Stock from $55,112,000 to $551, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock will be reduced from $55,112,000 to $551 and the amount of the reduction, net of any unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,062,000 as of December 31, 2000), will be directly transferred to the Company's Accumulated Deficit account. Upon the completion of the exchange of the New Notes for the Discount Notes (the "Note Exchange"), as described in the Restructuring Agreement, the carrying value of the accreted principal of the Discount Notes would be reduced to $66,072,000, assuming the Note Exchange took place on December 31, 2000, and the amount of the reduction, net of the expected aggregate cash payment of $15,000,000, would be directly transferred to the Company's Long-term Accrued Interest account. In the future, the carrying amount of the New Notes will increase as the result of accretion and will result in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes will be recognized such that a constant effective interest rate will be applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes. The Company will not recognize a gain or loss for accounting purposes in connection with the Note Exchange except for the write-off of unamortized deferred financing costs related to the issuance of the Discount Notes (approximately $3,592,000 as of December 31, 2000) and the recognition of various investment advisory and legal fees associated with the arrangement of the Restructuring Agreement and estimated to be approximately $3,000,000.

Holders owning approximately 75% of the aggregate principal amount at maturity of Discount Notes and approximately 90% of the Preferred Stock have agreed to accept the restructuring proposal (including consenting to the amendments to the Indenture and the Certificate of Designation).

The restructuring proposal will be made to holders of outstanding Discount Notes and Preferred Stock only by an exchange offer to be mailed to such holders during the week of April 2, 2001. The restructuring is subject to certain conditions, including, among other things, the absence of a material adverse change in the business of the Company, acceptance of the restructuring proposal by the holders of at least 95% of the Discount Notes, and consummation of the restructuring by June 15, 2001.

In the unlikely event that the transactions contemplated by the Restructuring Agreement are not completed by June 30, 2001, the Company would likely not be in compliance with certain financial covenants required by its New Credit Facility as of that date. In such event, the Company would need to obtain a further modification of its covenants in order to avoid a default under the New Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company pays no remuneration to its employees or to executives of Investcorp for serving as directors.

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name and Principal Offices with the Company

 NAME                    AGE   POSITION
 ----                    ---   --------
Stephen L. Guillard      51    President, Chief Executive Officer and Director
Damian N. Dell'Anno      41    Executive Vice President, Chief Operating Officer
                               and Director
William H. Stephan       44    Senior Vice President, Chief Financial Officer
                               and Director
Christopher J. O'Brien   42    Director
Lars  C. Haegg           35    Director
James O. Egan            52    Director
William C. McCollum      29    Director

Stephen L. Guillard has served as President and Chief Executive Officer of the Company since March 21, 1996 and of the predecessors of the Company since May 1988 and as a Director and Chairman of the Board of the Company since its incorporation. Mr. Guillard previously served as Chairman, President and Chief Executive Officer of Diversified Health Services (“DHS”), a long-term care company which Mr. Guillard co-founded in 1982. DHS operated approximately 7,500 long-term care and assisted living beds in five states. Mr. Guillard has a total of 27 years of experience in the long-term care industry and is a licensed Nursing Home Administrator.

Damian N. Dell’Anno has served as Executive Vice President of Operations of the Company since March 21, 1996 and its predecessors since 1994. From 1993 to 1994, he served as the head of the specialty services group for the predecessors of the Company and was instrumental in developing the Company’s rehabilitation therapy business. From 1989 to 1993, Mr. Dell’Anno was Vice President of Reimbursement for the predecessors of the Company. From 1988 to 1989, Mr. Dell’Anno served as Director of Budget, Reimbursement and Cash Management for The Mediplex Group, Inc. (“Mediplex”), a long-term care company. Mr. Dell’Anno has a total of 17 years of experience in the long-term care industry.

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

Christopher J. O'Brien has been an executive of Investcorp since December 1993. Prior to joining Investcorp, he was a Managing Director of Mancuso & Company, a private New York-based merchant bank. He is a director of CSK Auto Corporation , The William Carter Company, NationsRent, Inc., IWO Holdings, Inc. (Independent Wireless One Corporation) and SIND Holdings, Inc. (SI Corporation).

Lars C. Haegg has been an executive of Investcorp since 1998. Prior to joining Investcorp, Mr. Haegg worked with McKinsey & Company where he was responsible for leading consulting teams for media, retail and electronics clients. Mr. Haegg previously worked with Strategic Planning Associates (now Mercer Management Consulting) in the telecommunications and consumer goods sectors.

James O. Egan has been an executive of Investcorp since January 1999. Prior to joining Investcorp, he was employed by KPMG, an accounting firm, as a Partner; Riverwood International, a paperboard, packaging and machinery company, as Senior Vice President and Chief Financial Officer; and Coopers & Lybrand LLP, an accounting firm, as a Partner. He is a director of CSK Auto Corporation, Werner Holding Co. (DE), Inc., Stratus Computer System International, IWO Holdings, Inc. (Independent Wireless One Corporation) and SIND Holdings, Inc. (SI Corporation).

William C. McCollum has been an executive of Investcorp since May 1996. Prior to joining Investcorp, Mr. McCollum was a financial Analyst with Chase Securities Inc. He is a director of the William Carter Company.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company:

NAME                     AGE   POSITION
----                     ---   --------

Stephen L. Guillard      51    President, Chief Executive Officer and Director
Damian N. Dell'Anno      41    Executive Vice President, Chief Operating Officer
                               and Director
William H. Stephan       44    Senior Vice President, Chief Financial Officer
                               and Director
Bruce J. Beardsley       37    Senior Vice President of Acquisitions
Steven Raso              36    Senior Vice President of Operations

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for 2000, 1999 and 1998 awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”).

                                    Annual Compensation                Long Term Compensation
                                                                       Awards              Payouts

                                                      Other                           Securities
                                                      Annual        Restricted        Underlying    All Other
Name and                            Salary  Bonus     Compen-       Stock             Options/      Compen-
Principal Position         Year        ($)  ($)       sation ($)(1) Award(s)($)(2)    SARs #        sation($)(3)(4)
------------------         ----     ------  --------  ------------- --------------    ------        -------

Stephen L. Guillard        2000    397,523    86,250           0           1,550            0       28,280
President and Chief        1999    345,000         0           0               0            0       14,440
Executive Officer          1998    348,579   300,000   1,854,500               0      184,904      761,419

Damian N. Dell'Anno        2000    281,259    45,000           0           1,010            0       13,750
Executive Vice             1999    225,000         0           0               0            0        9,000
President of               1998    225,344   100,000     916,643               0      117,666      349,150
Operations

William H. Stephan         2000    227,692    38,000           0             700            0       11,295
Senior Vice                1999    190,000         0           0               0            0        9,500
President and              1998    186,230    40,000     432,505               0       80,641      199,007
Chief Financial
Officer

Bruce J. Beardsley         2000    226,249    40,000           0             700            0       11,000
Senior Vice                1999    200,000         0           0               0            0       10,000
President of               1998    195,227    40,000     435,370               0       80,641      210,195
Acquisitions

Steven V. Raso             2000    177,499    28,000           0             490            0        8,750
Senior Vice                1999    140,000         0           0               0            0        7,000
President of               1998    138,462   220,000     278,780               0       55,771      147,442
Operations

(1)  Includes stock options  exercised on August 11, 1998 in connection with the
     Merger.

(2) On September 29, 2000, the Company granted 155,000, 101,000, 70,000, 70,000 and 49,000 shares of Restricted Stock to Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso, respectively. As part of this stock issuance, options granted on August 11, 1998 to purchase shares of the Company’s Class C common stock at $25.00 per share in the amounts of 160,904, 104,666, 72,641, 72,641, and 50,771 shares for Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso, respectively, were cancelled. One-third of the shares of restricted stock vest annually beginning on December 31, 2001. As of December 31, 2000, the aggregate restricted stock holdings for each of the Named Executive Officers consisted of the following: Mr. Guillard, 155,000 shares with a value of $1,510; Mr. Dell’Anno, 101,000 shares with a value of $1,010; Mr. Stephan, 70,000 shares with a value of $700; Mr. Beardsley, 70,000 shares with a value of $700; and Mr. Raso, 49,000 shares with a value of $490.

(3)  Includes matching  contributions made by the Company under its Supplemental
     Executive Retirement Plan and 401(k) Plan.

(4)  Includes "Change in Control" payments made and forgiveness of loans used to purchase stock, as provided in the Employment Agreements referred to below.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any stock options or stock appreciation rights during 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information concerning the aggregate number of exercisable and unexercisable stock options and stock appreciation rights held as of the end of 2000. No stock options were exercised by the Named Executive Officers during 2000.

                           NUMBER OF
                           SECURITIES       VALUE OF
                           UNDERLYING       UNEXERCISED
                           UNEXERCISED      IN-THE MONEY
                           OPTIONS/SARS AT  OPTIONS/SARS AT
                           FISCAL YEAR END  FISCAL YEAR END ($)

                           EXERCISABLE/     EXERCISABLE/
       NAME                UNEXERCISABLE    UNEXERCISABLE (1)
       ----                -------------    -----------------

Stephen L. Guillard                  0/0                     0
Damian N. Dell'Anno        10,560/10,560                     0
William H. Stephan         38,332/38,332                     0
Bruce J. Beardsley         39,162/39,162                     0
Steven V. Raso             21,940/21,940                     0

(1) Underlying shares are not publicly traded and are subject to repurchase by the Company under certain circumstances at the employee’s cost or at the then current value of the underlying share, as determined by the Company’s Board of Directors upon the termination of the employee’s employment with the Company. None of these options are classified as in-the-money for purposes of this table. The Company has not established any recent valuations for such shares.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso (collectively, the “Employment Agreements”). Under the terms of the Employment Agreements, Mr. Guillard serves as President and Chief Executive Officer of the Company, Mr. Dell’Anno serves as Executive Vice President and Chief Operating Officer of the Company, Mr. Stephan serves as Senior Vice President and Chief Financial Officer of the Company, Mr. Beardsley serves as Senior Vice President of Acquisitions of the Company and Mr. Raso serves as Senior Vice President of Operations of the Company. Through March 31, 1999, Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso received minimum annual base salaries of $345,000, $225,000, $190,000, $200,000 and $140,000, respectively. The salaries of Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso were to be increased to $375,000, $240,000, $200,000, $215,000 and $150,000, respectively, effective April 1, 1999. Through December 31, 1999, Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso elected to forgo the scheduled compensation adjustments. In January 2000, the amounts of compensation due to these individuals as a result of these elective deferrals were paid by the Company, and as of January 1, 2000, the salaries of Messrs. Guillard, Dell’Anno, Stephan, Beardsley, and Raso were increased to $375,000, $270,000, $200,000, $215,000 and $170,000, respectively. On March 1, 2000, Mr. Stephan’s salary was increased to $225,000. Under the terms of these Employment Agreements, the salaries of each officer will be subject to further adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company.

The Employment Agreements also provide (i) for an annual bonus to be paid to Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso, part of which will be based upon achievement of specific performance targets and part of which will be discretionary, in maximum amounts of 120% of base salary in the case of Mr. Guillard, 96% of base salary in the case of Mr. Dell’Anno and 78% of base salary in the cases of Messrs. Stephan, Beardsley and Raso, and (ii) that upon termination of employment prior to an initial public offering, the Company will have certain rights to call from such officers shares of Harborside Common Stock owned by such officers (including shares underlying then-exercisable stock options), and such officers will have certain rights to put such shares to an affiliate of Investcorp (subject to a right of first refusal in favor of the Company).

Each officer has the right to terminate his Employment Agreement on 30 days notice. The Company has the right to terminate an Employment Agreement without obligation for severance only for Good Cause (as defined in the Employment Agreements). The Employment Agreements provide for severance benefits to be paid in the event an officer’s employment is terminated if such termination is, in the case of termination by the Company, without Good Cause, or, in the case of termination by an officer, for Good Reason (as defined in the Employment Agreements). If the Company terminates the employment of an officer without Good Cause or the officer terminates his employment for Good Reason, the officer will be entitled to receive severance benefits which will include (i) the vesting of the pro rata portion of stock options subject to vesting in the then current year attributable to the part of the year that the officer was employed, if the applicable performance targets are met, (ii) the ability to exercise vested stock options for the period ending on the earlier of the date that is 180 days from the date his employment is terminated or the specific expiration date stated in the options, and (iii) in the case of Mr. Guillard, for the period ending 24 months after termination, and in the cases of Messrs. Dell’Anno, Stephan, Beardsley and Raso, for the period ending 12 months after termination, payment of the officer’s compensation at the rate most recently in effect; subject to such officer’s compliance with noncompetition and nonsolicitation covenants for such 12 or 24 month period, as applicable.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective September 15, 1995, Harborside established a Supplemental Executive Retirement Plan (“SERP”) to provide benefits for key employees of Harborside. Participants may defer up to 25% of their salary and bonus compensation by making contributions to the SERP. Amounts deferred by the participant are credited to his or her account and are always fully vested. Harborside matches 50% of amounts contributed until 10% of base salary has been contributed. Matching contributions made by Harborside become vested as of January 1 of the second year following the end of the plan year for which contributions were credited, provided the employee is still employed with Harborside on that date. In addition, participants will be fully vested in such matching contribution amounts in the case of death or permanent disability or at the discretion of Harborside. Participants are eligible to receive benefits distributions upon retirement or in certain pre-designated years. Participants may not receive distributions prior to a pre-designated year, except in the case of termination, death or disability or demonstrated financial hardship. Only amounts contributed by the employee may be distributed because of financial hardship. Although amounts deferred and Company matching contributions are deposited in a “rabbi trust,” they are subject to risk of loss. If Harborside becomes insolvent, the rights of participants in the SERP would be those of an unsecured general creditor of Harborside.

STOCK INCENTIVE PLAN

Immediately following the Merger, the Company adopted the Harborside Healthcare Corporation Stock Incentive Plan (the “Stock Option Plan”). Initially, 806,815 shares were made available to be awarded under the Stock Option Plan, representing approximately 10% of the shares of common stock of Harborside outstanding immediately after the Effective Time, determined after giving effect to the exercise of the options issued or issuable under the Stock Option Plan. Options to purchase approximately 7.7% of such shares (determined on such basis) were granted to members of the Company’s management upon consummation of the Merger. Options for the remaining approximately 2.3% of the shares of capital stock of the Company (determined on such basis) were reserved for grant to current or future officers and employees of the Company.

The Stock Option Plan is administered by the Company’s Board of Directors. The Board designates which employees of the Company are eligible to receive awards under the Stock Option Plan, and the amount, timing and other terms and conditions applicable to such awards. Future options will be exercisable in accordance with the terms established by the Board and will expire on the date determined by the Board, which will not be later than 30 days after the seventh anniversary of the grant date. An optionee will have certain rights to put to the Company, and the Company will have certain rights to call from the optionee, vested stock options issued to the optionee under the Stock Option Plan upon termination of the optionee’s employment with the Company prior to an initial public offering.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The Company is authorized to issue shares of five classes of common stock, each with a par value of $0.01, consisting of Class A Common Stock (“Harborside Class A Common Stock”), Class B Common Stock (“Harborside Class B Common Stock”), Class C Common Stock (“Harborside Class C Common Stock”), Class D Common Stock (“Harborside Class D Common Stock”) and Common Stock (“Common Stock”) (collectively “Harborside Common Stock”). Harborside Class A Common Stock, Harborside Class D Common Stock and Common Stock are the only classes of the Company’s common stock that have the power to vote. Holders of Harborside Class B Common Stock and Harborside Class C Common Stock do not have any voting rights, except that the holders of Harborside Class B Common Stock and Harborside Class C Common Stock have the right to vote as a class to the extent required under the laws of the State of Delaware.

As of March 1, 2001, there were 661,332 shares of Harborside Class A Common Stock, 20,000 shares of Harborside Class D Common Stock and no shares of Common Stock outstanding. Holders of shares of Harborside Class A Common Stock and Common Stock of the Company are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. Holders of Harborside Class D Common Stock are entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL.

As a result of the consummation of the Merger, the New Investors beneficially own all of the outstanding Harborside Class D Common Stock, constituting approximately 91% of the outstanding voting power of the Company, and pre-Merger stockholders, including certain members of management, beneficially own all of the outstanding Harborside Class A Common Stock, constituting approximately 9% of the outstanding voting power of the Company. In addition, the New Investors own 5,940,000 shares of Harborside Class B Common Stock and 640,000 shares of Harborside Class C Common Stock.

The following table sets forth certain information regarding the beneficial ownership of the voting stock of the Company as of March 1, 2001. The table sets forth, as of that date, (i) each person known by the Company to be the beneficial owner of more than 5% of any class of voting stock of the Company, (ii) each person who was a director of the Company or a Named Executive Officer of the Company and (iii) all directors of the Company and executive officers of the Company as a group. None of the Company’s directors or officers own shares of Harborside Class D Common Stock. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

                        HARBORSIDE CLASS A COMMON STOCK
                              (9% Of Voting Power)

Name and address of               Number of   Number of               Percent of
Beneficial Owner (1)             Shares (2) Options (3)        Total   Class (4)
--------------------             ---------- ------------       -----   ---------

George Krupp (5)                   196,079        --          196,079       29.6
Douglas Krupp (5)                  196,079        --          196,079       29.6
Stephen L. Guillard                177,688        --          177,688       26.9
Damian N. Dell'Anno                 47,563    10,560           58,123        8.7
Bruce J. Beardsley                      --    39,162           39,162        5.6
William H. Stephan                     400    38,332           38,732        5.5
Steven V. Raso                          --    21,940           21,940        3.2
Christopher J. O'Brien                  --        --               --         --
Lars C. Haegg                           --        --               --         --
James O. Egan                           --        --               --         --
William C. McCollum                     --        --               --         --
All directors and executive
 officers as
a group (9 persons)                225,651   109,994          335,645       43.5

                        HARBORSIDE CLASS D COMMON STOCK
                            (91% Of Voting Power)

                                             Number of          Percent of
Name and address of Beneficial Owner         Shares (2)         Class
------------------------------------         ----------         -----

INVESTCORP S.A. (6)(7)....................   20,000             100.0
SIPCO Limited (8).........................   20,000             100.0
CIP Limited (9)(10).......................   18,400              92.0
Ballet Limited (9)(10)....................    1,840               9.2
Denary Limited (9)(10)....................    1,840               9.2
Gleam Limited (9)(10).....................    1,840               9.2
Highlands Limited (9)(10).................    1,840               9.2
Nobel Limited (9)(10).....................    1,840               9.2
Outrigger Limited (9)(10).................    1,840               9.2
Quill Limited (9)(10).....................    1,840               9.2
Radial Limited (9)(10)....................    1,840               9.2
Shoreline Limited (9)(10).................    1,840               9.2
Zinnia Limited (9)(10)....................    1,840               9.2
INVESTCORP Investment Equity Limited (7)..    1,600               8.0

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

(3) Includes shares of stock that are subject to options exercisable within 60 days of March 1, 2001. The options granted upon consummation of the Merger pursuant to the Company Stock Option Plan are not included in this table because they are not exercisable within 60 days of March 1, 2001.

(4) Reflects the percentage such shares and options represent of the number of outstanding shares of such class of the Company’s common stock after giving effect to the exercise of options owned by such person or persons.

(5) The shares beneficially owned by George Krupp are owned of record by The George Krupp 1994 Family Trust (“GKFT”). The shares beneficially owned by Douglas Krupp are owned of record by The Douglas Krupp 1994 Family Trust (“DKFT”). The trustees of both GKFT and DKFT are Lawrence I. Silverstein, Paul Krupp and M. Gordon Ehrlich (the “Trustees”). The Trustees share control over the power to dispose of the assets of GKFT and DKFT and thus each may be deemed to beneficially own the shares held by GKFT and DKFT; however, each of the Trustees disclaims beneficial ownership of all of such shares.

(6) Investcorp does not directly own any stock in the Company. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (See note (7) below). Investcorp owns no stock in Ballet Limited, Denary

Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (See note (10) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and disposition of the Company voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(7) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(8) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp’s shares. SIPCO Limited’s address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(9) CIP Limited (“CIP”) owns no stock in the Company. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (See note (10) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of the Company held by such entities because CIP acts as a director of such entities and the ultimate beneficial stockholders of each of those entities have granted to CIP revocable proxies in companies that own those entities’ stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of the Company’s voting stock.

(10) Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, GeorgeTown, Grand Cayman, Cayman Islands.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December of 1999, the Company borrowed $5 million from an affiliate of Investcorp S.A. to fund a payment of $5 million to the landlord of four facilities in Ohio. In return for the payment, the Company received an option to acquire the four facilities. Interest on this loan was payable quarterly in arrears and was based on a ninety-day LIBOR rate plus 275 basis points. The Company exercised its option to acquire the four facilities on June 30, 2000. On September 27, 2000, the Company assigned its purchase rights for the four facilities to an investment entity organized by Investcorp, for $5.0 million, which simultaneously acquired the four facilities. Also on that date, the Company entered into new operating leases for each of the four facilities with combined annual rent of approximately $5.9 million. The Company used the proceeds of the purchase rights assignment to repay the $5.0 million note payable from an affiliate of Investcorp S.A.

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

      4.5****            Certificate of Designation of the Registrant with respect to the Exchangeable
                         Preferred Stock (filed as Exhibit 3.1.(b))

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

     10.11(a)****+       Management Stock Incentive Plan, established by the Registrant as of August 11, 1998

     10.11(b)****+       Form of Stock Option Agreement pursuant to Management Stock Incentive Plan

     10.11(c)+           Form of Restricted Stock Agreement pursuant to Management Stock Incentive Plan

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

     10.19 (a)****       Credit Agreement, dated as of August 11, 1998, among the Registrant, Chase Securities,
                         Inc., as Arranger, Morgan Stanley Senior Funding, Inc. and BT Alex. Brown
                         Incorporated, as Co-Arrangers, Bankers Trust Company, as Documentation Agent, Morgan
                         Stanley Senior Funding, Inc., as Syndication Agent, The Chase Manhattan Bank, as
                         Administrative Agent, and the lenders party thereto (the "Lenders")

     10.19 (b)           First Amendment to Credit Agreement, dated as of March 30, 1999, among the Registrant,
                         Morgan Stanley Senior Funding, Inc. and BT Alex. Brown Incorporated, as Co-Arrangers,
                         Bankers Trust Company, as Documentation Agent, Morgan Stanley Senior Funding Inc., as
                         Syndication Agent, The Chase Manhattan Bank, as Administrative Agent, and the Lenders

     10.19 (c)           SECOND AMENDMENT,  dated as of September 25, 2000 to the      Credit  Agreement,
                         dated as of August 11,  1998  among HARBORSIDE HEALTHCARE  CORPORATION,  a  Delaware corporation  ,  the other  entities listed on the signature pages thereof,  as joint
                         and several  borrowers     thereunder  ,  the banks and other financial  institutions or entities  parties thereto ,  CHASE  SECURITIES  INC., as arranger,  MORGAN STANLEY
                         SENIOR FUNDING,  INC. and BT ALEX. BROWN INCORPORATED, as co-arrangers,  MORGAN
                         STANLEY SENIOR FUNDING,  INC.,  as syndication agent,  BANKERS TRUST COMPANY,  as documentation  agent, and THE CHASE MANHATTAN BANK, as administrative  agent for the
                         Lenders.

     10.19 (d)           THIRD AMENDMENT, dated as of March 28, 2001, to the Credit Agreement, dated as of
                         August 11, 1998 (as amended, supplemented or otherwise modified from time to time, the
                         "Credit Agreement"), among HARBORSIDE HEALTHCARE CORPORATION, a Delaware corporation
                         (the "Company"), the other entities listed on the signature pages thereof, as joint and several borrowers thereunder (the Company and such other entities being, collectively, the "Borrowers"), the banks and other financial institutions or entities parties thereto (the "Lenders"), CHASE SECURITIES INC., as arranger, MORGAN STANLEY
                         SENIOR FUNDING, INC. and BT ALEX. BROWN INCORPORATED, as co-arrangers, MORGAN STANLEY
                         SENIOR FUNDING, INC., as syndication agent, BANKERS TRUST COMPANY, as documentation agent, and THE CHASE MANHATTAN BANK, as administrative agent for the Lenders (in such capacity, the "Administrative Agent")

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
                         Harborside Healthcare Limited Partnership, Harborside Healthcare Corporation and
                         Meditrust Mortgage Investments, Inc.

      10.29****          Omnibus Amendment to Facility Lease Agreements, Consent to Merger and Confirmation of
                         Guaranties, dated as of July 31, 1998, by and among Harborside New Hampshire Limited
                         Partnership, Harborside Toledo Limited Partnership, HHCI Limited Partnership,
                         Harborside Healthcare Limited Partnership, Harborside Healthcare Corporation and
                         Meditrust Company LLC

     10.30
                         LEASE dated September 26, 2000, by and between, HHC BEACHWOOD, INC. as LANDLORD AND
                         HARBORSIDE OF CLEVELAND LIMITED PARTNERSHIP as TENANT

                         LEASE dated September 26, 2000, by and between, HHC BROADVIEW, INC. as LANDLORD AND
     10.31               HARBORSIDE OF CLEVELAND LIMITED PARTNERSHIP as TENANT

                         LEASE dated September 26, 2000, by and between, HHC WESTBAY, INC.
     10.32                        as LANDLORD AND HARBORSIDE OF CLEVELAND LIMITED PARTNERSHIP
                         as TENANT

     21.1                Subsidiaries of the Registrant

      *                  Incorporated by reference to the Registrant's Registration Statement on Form S-1
                         (Registration No. 333-3096)

     **                  Incorporated by reference to the Registrant's Registration Statement on Form S-4
                         (Registration No. 333-51633)

     ***                 Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 01-14538)

   ****                  Incorporated by reference to the Registrant's Registration Statement on Form S-4
                         (Registration No. 333-64679)

      #                  Replaces previously filed exhibit

      +                  Management contract or compensation plan or arrangement required to be filed as an exhibit.

    (b)                  Reports on Form 8-K:

                         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned, thereunto duly authorized, on the 30st day of
March, 2001.

                                             HARBORSIDE HEALTHCARE CORPORATION

                                             By   /s/ Stephen L. Guillard
                                                  -----------------------
                                                  President, Chief Executive
                                                  Officer and Director

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

/s/ Stephen L. Guillard        President, Chief Executive Officer and Director
-----------------------        (Principal Executive Officer)

/s/ Damian N. Dell'Anno        Executive Vice President of Operations and Director
-----------------------

/s/ William H. Stephan         Senior Vice President, Chief Financial Officer and Director
----------------------         (Principal Financial and Accounting Officer)

/s/ Christopher J. O'Brien     Director
--------------------------

/s/ Lars C. Haegg              Director
-----------------

/s/ James O. Egan              Director
-----------------

/s/ W. Christian McCollum      Director
-------------------------

                                          Harborside Healthcare Corporation
                                                  One Beacon Street
                                                   Boston, MA 02210

March 30, 2001

Securities and Exchange Commission
450 Fifth Avenue, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

In accordance with Item 601(b)(4)(iii) of Regulation S-K, Harborside Healthcare
Corporation (the“Company”) has not filed herewith any instrument with respect to long term debt not being registered where the total number of securities authorized thereunder does not exceed ten percent (10%) of the total assets of the
Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such agreement to the Securities and Exchange Commission upon request.

                                                                    Very truly yours,

                                                                    HARBORSIDE HEALTHCARE CORPORATION

                                                                    By: /s/ William H. Stephan
                                                                       -----------------------
                                                                       Chief Financial Officer

Exhibit 21.1

Subsidiaries of Harborside Healthcare Corporation as of December 31, 2000:

                                                 Jurisdiction of
                                                 Incorporation or
                           Name                  Organization              Doing Business As
                          -----                  ------------              -----------------

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
       Partnership

16.  Harborside Toledo Corporation               Massachusetts

17.  Harborside Toledo Limited Partnership       Massachusetts             Harborside Healthcare - Swanton

18.  HHCI Limited Partnership                    Massachusetts             Harborside Healthcare - Naples
                                                                           Harborside Healthcare - Sarasota
                                                                           Harborside Healthcare - Pinebrook
                                                                           Harborside Healthcare - New Haven
                                                                           Harborside Healthcare - Woods Edge
                                                                           Harborside Healthcare - Indianapolis
                                                                           Harborside Healthcare - Troy

19.  KHI Corporation                             Delaware                  KHI Corporation

20.  Maryland Harborside Corporation             Massachusetts             Maryland Harborside
Corp.

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

23.  Riverside Retirement Limited Partnership    Massachusetts             Harborside Healthcare - Decatur

24.  Sunset Point Nursing Center Corporation     Massachusetts             Harborside Healthcare - Clearwater

25.  West Bay Nursing Center Corporation         Massachusetts             Harborside Healthcare - Tampa Bay

26.  Harborside Healthcare Baltimore Limited
       Partnership                               Massachusetts             Harborside Healthcare - Harford Gardens
27.  Harborside Massachusetts
          Limited Partnership                    Massachusetts             Harborside Healthcare - North Shore
                                                                           Harborside Healthcare - Maplewood
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
       Limited Partnership                       Massachusetts             Harborside Healthcare - Sylvania
                                                                           Harborside Healthcare - Point Place

32.  Harborside Danbury
       Limited Partnership                       Massachusetts             Harborside Healthcare - Glen Hill
                                                                           Harborside Healthcare - Glen Crest

33.  Harborside Acquisition
       Limited Partnership V                     Massachusetts             Harborside Acquisition Limited Partnership
V

34.  Harborside Acquistion
       Limited Partnership VI                    Massachusetts             Harborside Acquisition Limited Partnership
VI

35.  Harborside Acquisition
       Limited Partnership VII                   Massachusetts             Harborside Acquisition Limited Partnership
VII

36.  Harborside Acquisition
       Limited Partnership VIII                  Massachusetts             Harborside Acquisition Limited Partnership
VIII

37.      Harborside Acquisition
       Limited Partnership IX                    Massachusetts             Harborside Acquisition Limited Partnership
IX

38.      Harborside Acquisition
       Limited Partnership X                     Massachusetts             Harborside Acquisition Limited Partnership
X

39.  Sailors, Inc.                               Delaware                  Sailors, Inc.

40.  New Jersey Harborside Corp.                 Massachusetts             New Jersey Harborside Corp.

41.      Bridgewater Assisted Living
       Limited Partnership                       New Jersey                Bridgewater Assisted Living Limited
Partnership