Form 10-Q
period 2001-03-31
HARBORSIDE HEALTHCARE CORP
filed 2001-05-15
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No       Not Applicable

Number of shares of common stock, par value $0.01 per share outstanding as of November 10, 2000: 7,925,832.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Table of Contents

                                                                                Page
                                                                                ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            December 31, 2000 and March 31, 2001                                3

         Condensed Consolidated Statements of Operations
            For the Three Months Ended
            March 31, 2000 and 2001                                             4

         Condensed Consolidated Statement of Changes
            in Stockholders' Deficit For the Three Months
            Ended March 31, 2001                                                5

         Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2000 and 2001                  6

         Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             21

Part II  OTHER INFORMATION                                                      22

      Signatures                                                             23

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

                                                                           (Unaudited)
                                                             December 31,    March 31,
                                                                 2000          2001
                                                            ----------     ----------
                      ASSETS
Current assets:
  Cash and cash equivalents ............................     $  10,724      $  12,948
  Accounts receivable, net of allowances for doubtful
     accounts of $2,272 and $2,599  respectively .......        48,659         46,170
  Prepaid expenses and other ...........................        13,180         13,863
                                                             ---------      ---------
       Total current assets ............................        72,563         72,981

 Restricted cash .......................................         4,805          5,075
 Property and equipment, net ...........................       105,089        106,255
 Deferred financing and other non-current assets, net ..        11,253          9,288
 Other assets, net .....................................         1,900          1,600
 Note receivable .......................................         7,487          7,487
                                                             ---------      ---------
    Total assets .......................................     $ 203,097      $ 202,686
                                                             =========      =========

                    LIABILITIES
Current liabilities:
  Current maturities of long-term debt .................     $   5,250      $   5,256
  Accounts payable .....................................        10,883         11,324
  Employee compensation and benefits ...................        15,865         16,933
  Other accrued liabilities ............................         6,301          7,489
  Accrued interest .....................................           470            474
  Current portion of deferred income ...................           514            514
                                                             ---------      ---------

    Total current liabilities ..........................        39,283         41,990

 Long-term portion of deferred income ..................         1,910          1,782
 Long-term debt ........................................       173,866        177,315
                                                             ---------      ---------
    Total liabilities ..................................       215,059        221,087
                                                             ---------      ---------

Exchangeable preferred stock, redeemable, $.01 par value
  with a liquidation value of $1,000 per share; 500,000
  shares authorized; 55,112 and 56,969
  issued and outstanding, respectively .................        55,112         56,969
                                                             ---------      ---------

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 19,000,000 shares
  authorized, 15,275,664 shares issued .................           153            153
Additional paid-in capital .............................       191,750        189,890
Less common stock in treasury, at cost, 7,349,832 shares      (183,746)      (183,746)
Accumulated deficit ....................................       (75,231)       (81,667)
                                                             ---------      ---------
    Total stockholders' deficit ........................       (67,074)       (75,370)
                                                             ---------      ---------
    Total liabilities and stockholders' deficit ........     $ 203,097      $ 202,686
                                                             =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share amounts)

                                                 For the three months ended  March 31,
                                                 -------------------------------------

                                                         2000          2001
                                                         ----          ----

     Total net revenues...........................     $ 78,976      $ 82,086
                                                       --------      --------

     Expenses:
          Facility operating .....................       63,533        67,089
          General and administrative .............        4,475         4,562
          Service charges paid to former affiliate          275           275
          Amortization of prepaid management fee .          300           300
          Depreciation and amortization ..........        2,642         2,303
          Facility rent ..........................        5,676         7,153
          Write-off of financing costs (Note D) ..         --           2,171
                                                       --------      --------
              Total expenses .....................       76,901        83,853
                                                       --------      --------

     Income (loss) from operations ...............        2,075        (1,767)

      Other:
          Interest expense, net ..................        5,744         4,623
          Other expense ..........................          280            46
                                                       --------      --------

     Loss before income taxes ....................       (3,949)       (6,436)
     Income tax benefit ..........................       (1,540)         --
                                                       --------      --------
      Net loss ...................................     $ (2,409)     $ (6,436)
                                                       ========      ========

     Loss applicable to common shares:
          Net loss ...............................     $ (2,409)     $ (6,436)
          Preferred stock dividends ..............       (1,630)       (1,860)
                                                       --------      --------
          Loss applicable to common shares .......     $ (4,039)     $ (8,296)
                                                       ========      ========

     Loss per common share (Note C):
          Basic and diluted ......................     $  (0.56)     $  (1.13)
                                                       ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(dollars in thousands)

                                                          Additional
                                              Common       Paid-In      Treasury   Accumulated
                                               Stock       Capital       Stock       Deficit         Total
                                            ---------    ----------    ----------   ---------    ------------

Stockholders' deficit, December 31, 2000     $    153     $ 191,750    $ (183,746)  $ (75,231)    $ (67,074)

Preferred stock dividends ..............         --          (1,860)        --            --         (1,860)

Net loss for the three months ended
  March 31, 2001 .......................         --            --           --         (6,436)       (6,436)
                                             --------     ---------    ----------   ---------     ---------
Stockholders' deficit, March 31, 2001 ..     $    153     $ 189,890    $ (183,746)  $ (81,667)    $ (75,370)
                                             ========     =========    ==========   =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

                                                              For the three months ended March 31,
                                                              ------------------------------------
                                                                         2000          2001
                                                                         ----          ----
Operating activities:
  Net loss ......................................................     $ (2,409)     $ (6,436)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
  Depreciation of property and equipment ........................        2,031         1,845
  Amortization of deferred financing and other non-current assets          611           458
  Amortization of prepaid management fee ........................          300           300
  Amortization of deferred income ...............................         (169)         (128)
  Accretion of senior subordinated discount notes ...............        3,158         3,515
  Amortization of loan costs and fees (included in rental
   and interest expense) ........................................           36            36
  Write-off of financing costs ..................................         --           1,471
  Accretion of interest on capital lease obligation .............          894          --
                                                                      --------      --------
                                                                         4,452         1,061
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ....................         (841)        2,489
  Increase in prepaid expenses and other ........................          (74)         (683)
  Increase in deferred income taxes .............................       (1,247)         --
  Increase in prepaid income taxes ..............................         (113)         --
  Increase in accounts payable ..................................          889           441
  Increase (decrease) in employee compensations and benefits ....         (102)        1,068
  Increase (decrease) in accrued interest .......................         (321)            4
  Increase in other accrued liabilities .........................           88         1,188
                                                                      --------      --------
  Net cash provided by operating activities .....................        2,731         5,568
                                                                      --------      --------

Investing activities:
  Additions to property and equipment ...........................       (1,654)       (3,011)
  Transfers (to) from restricted cash, net ......................         (139)         (270)
                                                                      --------      --------
  Net cash used by investing activities .........................       (1,793)       (3,281)
                                                                      --------      --------

Financing activities:
  Payments of long-term debt ....................................          (53)          (60)
  Principal payments of capital lease obligation ................       (1,138)         --
  Dividends paid on exchangeable preferred stock ................           (6)           (3)
                                                                      --------      --------
  Net cash used by financing activities .........................       (1,197)          (63)
                                                                      --------      --------

  Net increase (decrease) in cash and cash equivalents ..........         (259)        2,224
  Cash and cash equivalents, beginning of period ................        1,386        10,724
                                                                      --------      --------
  Cash and cash equivalents, end of period ......................     $  1,127      $ 12,948
                                                                      ========      ========

Supplemental Disclosure:
  Interest paid .................................................     $  2,185      $  1,464
                                                                      ========      ========
  Income taxes paid .............................................     $     21      $     43
                                                                      ========      ========
  Accretion of preferred stock dividends ........................     $  1,624      $  1,857
                                                                      ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. General

Harborside Healthcare Corporation and its subsidiaries (the "Company" or "Harborside") provide high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of March 31, 2001, the Company operated 50 licensed long-term care facilities (18 owned, 31 leased and one managed) with a total of 6,124 licensed beds. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s filing on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2001, the results of its operations for the three-month periods ended March 31, 2000 and 2001 and its cash flows for the three-month periods ended March 31, 2000 and 2001. The results of operations for the three-month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

C. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share for the periods ended March 31, 2000 and 2001:

                                                                    Three Months Ended
                                                                         March 31,
                                                                2000                  2001
                                                                ----                  ----
Numerator:
Net loss                                                  $ (2,409,000)            $ (6,436,000)
Preferred Stock dividends                                   (1,630,000)              (1,860,000)
                                                         -------------             ------------
Loss applicable to common shares                          $ (4,039,000)            $ (8,296,000)
                                                          ============             =============

Denominator:
Weighted average shares outstanding                          7,261,332                7,925,832

Adjustment for nonvested Restricted Shares                           -                (591,333)
                                                             ---------                ---------

Denominator for basic and diluted loss per common share -
Adjusted weighted - average shares and assumed conversions   7,261,332                7,334,499
                                                             =========                =========

Basic and diluted loss per common share                      $   (0.56)               $   (1.13)
                                                             =========                =========

At March 31, 2000, 625,510 of stock options were not included in diluted loss per share because to do so would have been antidilutive. At March 31, 2001, options to purchase 109,994 shares of common stock and 591,333 Restricted Shares were not included in the computation of diluted loss per share because to do so would have been antidilutive.

D. Amendment of Credit Facility and Restructuring of Discount Notes and Preferred Stock

On March 28, 2001, the Company obtained an amendment (the "Third Amendment") to the Company’s existing credit facility (the "New Credit Facility"). The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the New Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5,000,000 or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the New Credit Facility, during the first quarter of 2001 the Company wrote off approximately $1.5 million of the deferred financing costs incurred when the New Credit Facility was obtained and approximately $0.7 million incurred in connection with obtaining the amendment.

In March 2001, the Company entered into an agreement (the "Restructuring Agreement") with Investcorp S.A. and the holders of more than a majority in interest of the Company’s Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplated that the Company would offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1) 0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the "New Notes") each having a principal amount at maturity equal to $1,000 and an original issue price of $685.67 (assuming that the New Notes were issued on May 4, 2001), (2)  $88.2353 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company would also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company would solicit consents from holders of outstanding

Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company would issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (the "New Preferred Stock") and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company has an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock to be issued to Investcorp, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

With the completion of the reduction in the liquidation preference of the Preferred Stock, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock was reduced from $57,595,000 to $576 and the amount of the reduction, net of any unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,027,000 as of March 31, 2001), will be directly transferred to the Company’s Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes (the "Note Exchange"), the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company’s Long-term Accrued Interest account. In the future, the carrying amount of the New Notes will increase as the result of accretion and will result in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes will be recognized such that a constant effective interest rate will be applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes. The Company will not recognize a gain or loss for accounting purposes in connection with the Note Exchange except for the write-off of unamortized deferred financing costs related to the issuance of the Discount Notes (approximately $3,474,000 as of March 31, 2001) and the recognition of various investment advisory, legal and other fees associated with the arrangement of the Restructuring Agreement and estimated to be approximately $3,000,000.

The New Notes were issued at a discount and interest on the New Notes accretes until August 1, 2004. Cash interest payments will be paid semi-annually in arrears beginning on February 1, 2005 based on the fully accreted value of the New Notes and a 12% cash interest payment rate. The New Notes mature on August 1, 2007. The New Preferred Stock is mandatorily redeemable on February 1, 2008. The holders of the New Preferred Stock are entitled to dividends quarterly in arrears beginning 2001 and payable in additional shares of New Preferred Stock.

E. Condensed Consolidating Financial Information

Certain of the Company’s subsidiaries are precluded from guaranteeing the debt of the parent company (the "Non-Guarantors"), based on current agreements in effect. The Company’s remaining subsidiaries (the "Guarantors") are not restricted from serving as guarantors of the parent company debt. The Guarantors are comprised of Harborside Healthcare Limited Partnership, Belmont Nursing Center Corp., Orchard Ridge Nursing Center Corp., Oakhurst Manor Nursing Center Corp., Riverside Retirement Limited Partnership, Harborside Toledo Limited Partnership, Harborside Connecticut Limited Partnership, Harborside of Florida Limited Partnership, Harborside of Ohio Limited Partnership, Harborside Healthcare Baltimore Limited Partnership, Harborside of Cleveland Limited Partnership, Harborside of Dayton Limited Partnership, Harborside Massachusetts Limited Partnership, Harborside of Rhode Island Limited Partnership, Harborside North Toledo Limited Partnership, Harborside Healthcare Advisors Limited Partnership, Harborside Toledo Corp., KHI Corporation, Harborside Danbury Limited Partnership, Harborside Acquisition Limited Partnership V, Harborside Acquisition Limited Partnership VI, Harborside Acquisition Limited Partnership VII, Harborside Acquisition Limited Partnership VIII, Harborside Acquisition Limited Partnership IX, Harborside Acquisition Limited Partnership X, Sailors, Inc., New Jersey Harborside Corp., Bridgewater Assisted Living Limited Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership, Harborside Rehabilitation Limited Partnership, Harborside Healthcare Network Limited Partnership and Harborside Health I Corporation.

The information which follows presents the condensed consolidating financial position as of March 31, 2000 and March 31, 2001; the condensed consolidating results of operations for the three-month periods ended March 31, 2000 and 2001; and the consolidating cash flows for the three-month periods ended March 31, 2000 and 2001 of (a) the parent company only ("the Parent"), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of December 31, 2000

(Unaudited)

(dollars in thousands)

                                                         Parent       Guarantors  Non-Guarantors    Elimination  Consolidated
                                                       ---------     -----------  --------------    -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents ........................  $    --        $   9,317      $   1,407      $    --        $  10,724
   Accounts receivable, net of allowance ............       --           33,111         15,548           --           48,659
   Intercompany receivable ..........................    146,953           --             --         (146,953)          --
   Prepaid expenses and other .......................      3,128          8,403          1,649           --           13,180
                                                       ---------      ---------      ---------      ---------       --------
Total current assets ................................    150,081         50,831         18,604       (146,953)        72,563

Restricted cash .....................................       --            4,116            689           --            4,805
Investments in limited partnerships .................     15,584           --            4,044        (19,628)          --
Property and equipment, net .........................       --           85,719         19,370           --          105,089
Deferred financing and other
 non-current assets, net ............................      7,109          3,001          1,143           --           11,253
Other assets, net ...................................      1,900           --             --             --            1,900
Note receivable .....................................       --            7,487           --             --            7,487
                                                       ---------      ---------      ---------      ---------      ---------
Total assets ........................................  $ 174,674      $ 151,154      $  43,850      $(166,581)     $ 203,097
                                                       =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt .............  $   5,000      $      22      $     228      $    --        $   5,250
   Accounts payable .................................       --            8,331          2,552           --           10,883
   Intercompany payable .............................       --          119,147         11,543       (130,690)          --
   Employee compensation and benefits ...............       --           12,293          3,572           --           15,865
   Other accrued liabilities ........................       --            5,364            937           --            6,301
   Accrued interest .................................        470           --             --             --              470
   Current portion of deferred income ...............       --             --             --              514            514
                                                       ---------      ---------      ---------      ---------      ---------
Total current liabilities ...........................      5,470        145,157         18,832       (130,176)        39,283
Long-term portion of deferred income ................       --              582          1,842           (514)         1,910
Long-term debt ......................................    156,692          1,498         15,676           --          173,866
                                                       ---------      ---------      ---------      ---------      ---------
Total liabilities ...................................    162,162        147,237         36,350       (130,690)       215,059
                                                       ---------      ---------      ---------      ---------      ---------

Exchangeable preferred stock, redeemable,
 $.01 par value with a liquidation
 value of $1,000 per share;
 500,000 shares authorized;
 55,112 issued and outstanding ......................     55,112           --             --             --           55,112
                                                        --------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000
shares authorized, 15,275,664 shares issued .........        153          2,569          3,885         (6,454)           153
Additional paid-in capital ..........................    191,524           --             --              226        191,750
Less common stock in treasury,
at cost, 7,349,832 shares ...........................   (183,746)          --             --             --         (183,746)
Retained earnings (accumulated deficit) .............    (50,531)       (23,407)        (3,459)         2,166        (75,231)
Partners' equity ....................................       --           24,755          7,074        (31,829)          --
                                                        --------      ---------      ---------      ---------      ---------
Total stockholders' equity (deficit) ................    (42,600)         3,917          7,500        (35,891)       (67,074)
                                                        --------      ---------      ---------      ---------      ---------
Total liabilities and stockholders' equity (deficit)   $ 174,674      $ 151,154      $  43,850      $(166,581)     $ 203,097
                                                       =========      =========      =========      =========      =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of March 31, 2001

(Unaudited)

(dollars in thousands)

                                                                  Parent      Guarantors    Non-Guarantors   Elimination   Consolidated
                                                                 --------     ------------  --------------   -----------   -------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................     $    --        $  11,349     $    1,599      $    --        $  12,948
   Accounts receivable, net of allowance ...................          --           30,696         15,474           --           46,170
   Intercompany receivable .................................       151,581           --             --         (151,581)          --
   Prepaid expenses and other ..............................           211         12,058          1,594           --           13,863
                                                                 ---------      ---------      ---------      ---------      ---------
Total current assets .......................................       151,792         54,103         18,667       (151,581)        72,981

Restricted cash ............................................          --            4,375            700           --            5,075
Investment in limited partnership ..........................        15,584           --            4,044        (19,628)          --
Property and equipment, net ................................          --           86,079         20,176           --          106,255
Deferred financing and other
  non-current assets, net ..................................         5,335          2,869          1,084           --            9,288
Other assets, net ..........................................         1,600           --             --             --            1,600
Note receivable ............................................          --            7,487           --             --            7,487
                                                                 ---------      ---------      ---------      ---------      ---------
Total assets ...............................................     $ 174,311      $ 154,913      $  44,671      $(171,209)     $ 202,686
                                                                 =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ....................     $   5,000      $      21      $     235      $    --        $   5,256

   Accounts payable ........................................          --            8,901          2,423           --           11,324
   Intercompany payable ....................................          --          121,436         13,836       (135,272)          --
   Employee compensation and benefits ......................          --           13,796          3,137           --           16,933
   Other accrued liabilities ...............................          --            6,536            953           --            7,489
   Accrued interest ........................................           474           --             --             --              474
   Current portion of deferred income ......................          --             --             --              514            514
                                                                 ---------      ---------      ---------      ---------      ---------
Total current liabilities ..................................         5,474        150,690         20,584       (134,758)        41,990

Long-term portion of deferred income .......................          --              546          1,750           (514)         1,782
Long-term debt .............................................       160,206          1,494         15,615           --          177,315
                                                                 ---------      ---------      ---------      ---------      ---------
Total liabilities ..........................................       165,680        152,730         37,949       (135,272)       221,087
                                                                 ---------      ---------      ---------      ---------      ---------

Exchangeable preferred stock, redeemable,
    $.01 par value with a liquidation value of
    $1,000 per share; 500,000 shares authorized;
    56,969 shares issued and outstanding ...................        56,969           --             --             --           56,969
                                                                 ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 19,000,000
    shares authorized; 15,275,664 shares issued ............           153          2,569          3,885         (6,454)           153
Additional paid-in capital .................................       189,664           --             --              226        189,890
Less common stock in treasury,
at cost, 7,349,832 shares ..................................      (183,746)          --             --             --         (183,746)

Retained earnings (accumulated deficit) ....................       (54,409)       (25,141)        (4,237)         2,120        (81,667)
Partners' equity ...........................................          --           24,755          7,074        (31,829)          --
                                                                 ---------      ---------      ---------      ---------      ---------

Total stockholders' equity (deficit) .......................       (48,338)         2,183          6,722        (35,937)       (75,370)
                                                                 ---------      ---------      ---------      ---------      ---------
Total liabilities and stockholders' equity (deficit)             $ 174,311      $ 154,913      $  44,671      $(171,209)     $ 202,686
                                                                 =========      =========      =========      =========      =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2000 and 2001

(Unaudited)

(dollars in thousands)

For the three months ended March 31, 2000:

                                                 Parent     Guarantors  Non-Guarantors Elimination Consolidated
                                               --------      ---------    ------------  ---------- -----------

Total net revenues .......................     $   --        $ 54,048      $ 25,175     $   (247)     $ 78,976
                                               --------      --------      --------     --------      --------

Expenses:
  Facility operating .....................         --          43,182        20,598         (247)       63,533
  General and administrative .............            6         4,469          --           --           4,475
  Service charges paid to former affiliate         --             275          --           --             275
  Amortization of prepaid management fee .          300          --            --           --             300
  Depreciation and amortization ..........          452         1,717           473         --           2,642
  Facility rent ..........................         --           3,515         2,161         --           5,676
  Management fees paid to affiliates .....         --          (1,499)        1,499         --            --
                                               --------      --------      --------     --------      --------
Total expenses ...........................          758        51,659        24,731         (247)       76,901
                                               --------      --------      --------     --------      --------

Income (loss) from operations ............         (758)        2,389           444         --           2,075

Other:
  Interest expense, net ..................          972         4,350           422         --           5,744
  Other expense ..........................         --            --            --            280           280
                                               --------      --------      --------     --------      --------

Income (loss) before income taxes ........       (1,730)       (1,961)           22         (280)       (3,949)
Income tax expense (benefit) .............         (675)         (772)            9         (102)       (1,540)
                                               --------      --------      --------     --------      --------
Net income (loss) ........................     $ (1,055)     $ (1,189)     $     13     $   (178)     $ (2,409)
                                               ========      ========      ========     ========      ========

For the three months ended March 31, 2001

                                                 Parent     Guarantors  Non-Guarantors  Elimination Consolidated
                                               --------     ----------  --------------  ----------- ------------

Total net revenues .......................     $   --        $ 57,865      $ 25,455      $ (1,234)     $ 82,086
                                               --------      --------      --------      --------      --------

Expenses:
  Facility operating .....................         --          46,672        21,651        (1,234)       67,089
  General and administrative .............           23         4,539          --            --           4,562
  Service charges paid to former affiliate         --             275          --            --             275
  Amortization of prepaid management fee .          300          --            --            --             300
  Depreciation and amortization ..........          303         1,499           501          --           2,303
  Facility rent ..........................         --           5,006         2,147          --           7,153
  Write off of deferred financing costs ..        2,171          --            --            --           2,171
  Management fees paid to affiliates .....         --          (1,511)        1,511          --            --
                                               --------      -------       --------      --------      --------
Total expenses ...........................        2,797        56,480        25,810        (1,234)       83,853
                                               --------      --------      --------      --------      --------

Income (loss) from operations ............       (2,797)        1,385          (355)         --          (1,767)

Other:
  Interest expense, net ..................        1,081         3,119           423          --           4,623
  Other expense ..........................         --            --            --              46            46
                                               --------      --------      --------      --------      --------

Loss before income taxes .................       (3,878)       (1,734)         (778)          (46)       (6,436)
Income tax expense .......................         --            --            --            --            --
                                               --------      --------      --------      --------      --------
Net loss .................................     $ (3,878)     $ (1,734)     $   (778)     $    (46)     $ (6,436)
                                               ========      ========      ========      ========      ========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2000

(Unaudited)

(dollars in thousands)

                                                          Parent     Guarantors Non-Guarantors   Elimination  Consolidated
                                                         -------     ----------    -----------  ------------- ------------
Operating activities:
Net cash provided by operating activities: ........      $     6      $ 2,638      $    87      $      --       $ 2,731
                                                         -------      -------      -------      -----------     -------

Investing activities:
Additions to property and equipment ................        --         (1,269)        (385)             --       (1,654)
Transfers to restricted cash, net ..................        --           (105)         (34)             --         (139)
                                                         -------      -------      -------      -----------     -------
Net cash used by investing activities ..............        --         (1,374)        (419)             --       (1,793)
                                                         -------      -------      -------      -----------     -------

Financing activities:
Payment of long-term debt ..........................        --            (35)         (18)             --          (53)
Principal payments of capital lease obligation .....        --         (1,138)        --                --       (1,138)
Dividends paid on exchangeable preferred stock .....          (6)        --           --                --           (6)
                                                                                                -----------     -------
Net cash used by financing activities ..............          (6)      (1,173)         (18)             --       (1,197)
                                                         -------      -------      -------      -----------     -------

Net increase (decrease) in cash and cash equivalents        --             91         (350)            --           --
                                                                                                                   (259)
Cash and cash equivalents, beginning of period .....        --            355        1,031              --        1,386
                                                         -------      -------      -------      -----------     -------
Cash and cash equivalents, end of period $ .........        --        $   446      $   681      $       --      $ 1,127
                                                         =======      =======      =======      ===========     =======

Supplemental Disclosure:
Interest paid ......................................     $   370      $ 1,654      $   161      $       --      $ 2,185
                                                         =======      =======      =======      ===========     =======
Income taxes paid ..................................     $    21      $  --        $  --        $       --      $    21
                                                         =======      =======      =======      ===========     =======
Accretion of preferred stock dividends .............     $ 1,624      $  --        $  --        $       --      $ 1,624
                                                         =======      =======      =======      ===========     =======

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2001

(Unaudited)

(dollars in thousands)

                                                          Parent      Guarantors  Non-Guarantors Elimination  Consolidated
                                                         --------      --------      ---------   -----------  -------------
Operating activities:
Net cash provided by operating activities:  ..........   $      3      $  4,053      $  1,512      $   --        $  5,568
                                                         --------      --------      --------      --------      --------

Investing activities:
Additions to property and equipment ...................      --          (1,756)       (1,255)         --          (3,011)
Transfers to restricted cash, net .....................      --            (259)          (11)         --            (270)
                                                         --------      --------      --------      --------      --------
Net cash used by investing activities .................      --          (2,015)       (1,266)         --          (3,281)
                                                         --------      --------      --------      --------      --------

Financing activities:
Payment of long-term debt .............................      --              (6)          (54)         --             (60)
Dividends paid on exchangeable preferred stock.........        (3)         --            --            --              (3)
                                                         --------      --------      --------      --------      --------
Net cash used by financing activities .................        (3)           (6)          (54)         --             (63)
                                                         --------      --------      --------      --------      --------

Net increase in cash and cash equivalents .............      --           2,032           192          --           2,224
Cash and cash equivalents, beginning of period.........      --           9,317         1,407          --          10,724
                                                         --------      --------      --------      --------      --------
Cash and cash equivalents, end of period $ ............      --        $ 11,349      $  1,599      $   --        $ 12,948
                                                         ========      ========      ========      ========      ========

Supplemental Disclosure:
  Interest paid .......................................  $    342      $    988      $    134      $   --        $  1,464
                                                         ========      ========      ========      ========      ========
  Income taxes paid ...................................  $     43      $   --        $   --        $   --        $     43
                                                         ========      ========      ========      ========      ========
  Accretion of preferred stock dividends    ...........  $  1,857      $   --        $   --        $   --        $  1,857
                                                         ========      ========      ========      ========      ========

Item 2.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management’s expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein and included under "Special Note Regarding Forward-Looking Statements" below. Actual results may differ materially from those anticipated by such forward-looking statements.

OVERVIEW

Harborside Healthcare Corporation, ("Harborside" or the "Company") is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of March 31, 2001, the Company operated 50 facilities (18 owned, 31 leased and one managed) with a total of 6,124 licensed beds. As described in Note A to the unaudited condensed consolidated financial statements included elsewhere in this report, the Company accounts for its investment in one of its owned facilities using the equity method of accounting. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer’s and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities.

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                           As of March 31,
                                -----------------------------------
                                      2000             2001
                                      ----             ----

Facilities operated (1)                 50               50
Licensed beds (1)                    6,124            6,124

  The following table sets forth certain operating data for the periods indicated:

                                 For the three months ended March 31,
                               --------------------------------------

                                             2000             2001
                                             ----             ----
                Patient days (2):
                  Private and other        114,969          105,141
                  Medicare                  62,693           66,872
                  Medicaid                 309,266          299,887
                                           -------          -------
                          Total            486,928          471,900
                                           =======          =======

                Total net revenues:
                  Private and other          26.9%            23.8%
                  Medicare                   24.7%            28.4%
                  Medicaid                   48.4%            47.8%
                                           -------           ------
                          Total             100.0%           100.0%
                                           =======           ======

                Average Occupancy Rate (3)   90.8%            89.2%
                Quality Mix (4)              51.6%            52.2%

(1)  Includes one managed  facility with 106 licensed beds on March 31, 2000 and
     March 31, 2001.
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
(4)  "Quality Mix" consists of the  percentage of the  Company’s  total net revenues  which are derived from  Medicare,  commercial  insurers and other private payors.

RESULTS OF OPERATIONS

The Company’s total net revenues include net patient service revenues and other revenues. The Company derives its net patient service revenues primarily from private pay sources, the federal Medicare program for certain elderly and disabled patients, and state Medicaid programs for indigent patients. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements.

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 2001.

Total Net Revenues. Total net revenues increased by $3,110,000 or 3.9%, from $78,976,000 in the first quarter of 2000 to $82,086,000 in the first quarter of 2001. The increase in total revenues from 2000 to 2001 was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company’s facilities decreased from 90.8% during the first quarter of 2000 to 89.2% during the first quarter of 2001. Average net patient service revenues (including ancillary services) per patient day at the Company’s facilities increased from $160 in the first quarter of 2000 to $172 in the first quarter of 2001. The Company’s average Medicare Part A per diem rate increased from $298 per Medicare patient day in the first quarter of 2000 to $326 per Medicare patient day in the first quarter of 2001, while the Company’s average per diem Medicaid rate increased from $124 in the first quarter of 2000 to $130 in the first quarter of 2001. The Balanced Budget Refinement Act of 1999 temporarily increased the Federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. These increased rates will stay in effect until the date on which the Health Care Financing Administration implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The Company believes that it is unlikely that a new PPS system will be implemented prior to October 1, 2001. Primarily as the result of the Medicare rate increases implemented on April 1, 2000, the Company’s average Medicare Part A payment rate increased from $298 per Medicare patient day during the first quarter of 2000 to $326 per Medicare patient day during the first quarter of 2001. The Company’s quality mix of private, Medicare and insurance revenues was 51.6% for the three months ended March 31, 2000 as compared to 52.2% for the three months ended March 31, 2001.

Facility Operating Expenses. Facility operating expenses increased by $3,556,000, or 5.6%, from $63,533,000 in the first quarter of 2000 to $67,089,000 in the first quarter of 2001. The overall increase in operating expenses in 2001 was primarily the result of higher expenditures for employee benefit costs and temporary nursing personnel. The increase in employee benefits costs is driven primarily by higher costs associated with maintaining the Company’s health insurance plan. Management’s discussions with benefit consultants have convinced management that inflationary pressures will increase the cost of the Company’s health plan at an annual rate of 10 to 15 percent for at least the next year. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $87,000, or 1.9% from $4,475,000 in the first quarter of 2000 to $4,562,000 in the first quarter of 2001. The Company reimburses a former affiliate for data processing services provided to the Company. During the first quarter of 2000 and the first quarter of 2001, such reimbursements totaled $275,000.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $300,000 during the first quarter of 2000 and the first quarter of 2001.

Depreciation and Amortization. Depreciation and amortization decreased from $2,642,000 in the first quarter of 2000 to $2,303,000 in the first quarter of 2001. Depreciation expense decreased primarily as the result of the refinancing of the Company’s four Cleveland-area facilities. On September 27, 2000, the Company terminated its capital leases for these properties and entered into new operating leases for each of the Cleveland facilities. As a result of this transaction, the Company’s annual depreciation and interest expense decreased by approximately $1,400,000 and $4,100,000, respectively, while the Company’s annual rent expense increased by approximately $5,900,000. The Company’s amortization expense decreased primarily as the result of the write-off of deferred financing costs in 2000. These costs were written-off in connection with a reduction in funds committed through the Company’s bank credit facility.

Facility Rent. Facility rent expense increased by $1,477,000 from $5,676,000 in the first quarter of 2000 to $7,153,000 in the first quarter of 2001 as a result of the refinancing of the Company’s Cleveland-area facilities.

Write-off of Financing Costs. On March 28, 2001, the Company obtained an amendment (the "Third Amendment") to the Company’s existing credit facility (the "New Credit Facility"). The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the New Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5,000,000 or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the New Credit Facility, during the first quarter of 2001 the Company wrote off approximately $1.5 million of the deferred financing costs incurred when the New Credit Facility was obtained and approximately $0.7 million incurred in connection with obtaining the amendment.

Interest Expense, net. Interest expense, net, decreased from $5,744,000 in the first quarter of 2000 to $4,623,000 in the first quarter of 2001. This decrease is primarily the result of the refinancing of the Cleveland-area facilities, partially offset by a higher outstanding balance in 2001 with respect to the Company’s 11% Senior Subordinated Discount Notes (the "Discount Notes"). The termination of the Cleveland-area capital leases reduced the Company’s interest expense by approximately $4,100,000 on an annual basis. The Company issued $99,500,000 of Discount Notes in August 1998. The interest associated with the Discount Notes accretes until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning February 1, 2004. As of March 31, 2001, the Discount Notes had accreted to a balance of $132,500,000.

Income Tax Benefit. As a result of losses incurred in the first quarter of 2000, an income tax benefit of $1,540,000 was recognized for that period. As a result of the uncertainty of future realization of deferred tax assets, for the quarter ended March 31, 2001, the Company has recorded a valuation allowance equal to the income tax benefit which would otherwise have been recorded by the Company.

Net Loss. The net loss was $2,409,000 in the first quarter of 2000 as compared to $4,265,000 in the first quarter of 2001.

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

Until September 27, 2000, the Company, through a wholly-owned limited partnership, leased and operated four facilities in Ohio (the "Cleveland Facilities") which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. As a result of this restructuring charge, the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the "New Option") to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000 and on September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity organized by Investcorp S.A. for $5.0 million, which acquired the Cleveland Facilities on September 27, 2000. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company also repaid the $5.0 million loan from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) originally incurred in obtaining the Company’s New Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group which provides the New Credit Facility. The Company obtained the release of the collateral as part of an amendment (the "Second Amendment") to the New Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the New Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the New Credit Facility was originally obtained.

On March 28, 2001, the Company obtained an additional amendment (the "Third Amendment") to the New Credit Facility. The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the New Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5.0 million or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the New Credit Facility, the Company was required to write off approximately $2.2 million of deferred financing costs incurred when the New Credit Facility was obtained or in connection with obtaining the Third Amendment.

As of March 31, 2001, total borrowings under the New Credit Facility were $54,756,000 and consisted of $32,750,000 of revolver loans, $13,700,000 of synthetic lease obligations and $8,306,000 of undrawn letters of credit. As of March 31, 2001, the Company had approximately $5,244,000 of funding available under the New Credit Facility (as amended by the Third Amendment) and was not in default of the financial covenants of the New Credit Facility as amended by the Third Amendment.

The Company’s operating activities during the first quarter of 2000 provided net cash of $2,731,000 as compared to providing net cash of $5,568,000 during the first quarter 2001, an improvement of $2,837,000. Cash flows from operations in 2001 increased primarily as the result of a decrease in accounts receivable and increases in accounts payable, other accrued liabilities and employee compensation and benefits.

Net cash used by investing activities was $1,793,000 during the first quarter of 2000 as compared to $3,281,000 used during the first quarter of 2001. The primary use of cash for investing purposes during 2000 was to fund additions to property and equipment associated with the maintenance of the Company’s existing facilities and the development of its data processing capabilities. The primary use of cash for investing purposes during 2001 was to fund additions of property and equipment associated with the maintenance of the Company’s nursing facilities. The higher level of property additions in the first quarter of 2001 reflects significant renovations that occurred at several of the Company’s facilities during that period. These renovations were designed to maintain and enhance the facilities’ functionality and marketing appeal.

Net cash used by financing activities was $1,197,000 during the first quarter of 2000 as compared to $63,000 during the first quarter of 2001. This decrease was the result of refinancing the Cleveland-area facilities, which eliminated principal payments associated with the capital leases. These payments amounted to approximately $1,100,000 in the first quarter of 2000.

In addition to the Discount Notes, as of March 31, 2001, the Company had two mortgage loans outstanding totaling $17,364,000 and $32,750,000 in advances on its New Credit Facility. One mortgage loan had an outstanding principal balance of $15,849,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during the twelve-month base period. The Company’s other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,515,000 at March 31, 2001, of which $1,338,000 is due in 2010.

Harborside expects that its capital expenditures for 2001, excluding acquisitions of new long-term care facilities, will aggregate approximately $7,000,000. Harborside’s expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed with borrowings under the New Credit Facility, direct operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future.

In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted. BIPA will increase the existing nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% from April 1, 2001 through September 30, 2002. In addition, BIPA will eliminate the 20% add-on for three of the fifteen rehabilitation services RUG categories and substitute a 6.7% add-on for all fifteen rehabilitation services RUG categories. BIPA also extended the moratorium on the annual limitation on Part B therapy charges of $1,500 per beneficiary through calendar year 2002 and repealed a previous requirement to implement consolidated billing for Part B services. The Company believes that the primary effect of the BIPA on the Company will be to increase the Company’s Medicare Part A per diem rate from $322 in 2000 to $340 in 2001.

RESTRUCTURING OF DISCOUNT NOTES AND PREFERRED STOCK

In March 2001, the Company entered into an agreement (the "Restructuring Agreement") with Investcorp S.A. and the holders of more than a majority in interest of the Company’s Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplated that the Company would offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1) 0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the "New Notes") each having a principal amount at maturity equal to $1,000 and an original issue price of $685.67 (assuming that the New Notes were issued on May 4, 2001), (2)  $88.2353 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company would also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company would solicit consents from holders of outstanding Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company would issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (the "New Preferred Stock") and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company has an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock to be issued to Investcorp, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

With the completion of the reduction in the liquidation preference of the Preferred Stock, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock was reduced from $57,595,000 to $576 and the amount of the reduction, net of any unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,027,000 as of March 31, 2001), will be directly transferred to the Company’s Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes (the "Note Exchange"), the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company’s Long-term Accrued Interest account. In the future, the carrying amount of the New Notes will increase as the result of accretion and will result in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes will be recognized such that a constant effective interest rate will be applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes. The Company will not recognize a gain or loss for accounting purposes in connection with the Note Exchange except for the write-off of unamortized deferred financing costs related to the issuance of the Discount Notes (approximately $3,474,000 as of March 31, 2001) and the recognition of various investment advisory, legal and other fees associated with the arrangement of the Restructuring Agreement and estimated to be approximately $3,000,000.

The New Notes were issued at a discount and interest on the New Notes accretes until August 1, 2004. Cash interest payments will be paid semi-annually in arrears beginning on February 1, 2005 based on the fully accreted value of the New Notes and a 12% cash interest payment rate. The New Notes mature on August 1, 2007. The New Preferred Stock is mandatorily redeemable on February 1, 2008. The holders of the New Preferred Stock are entitled to dividends quarterly in arrears beginning 2001 and payable in additional shares of New Preferred Stock.

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

The Health Insurance Portability and Accountability Act of 1997 ("HIPAA") became effective on January 1, 1997 and mandated the adoption of regulations designed to (a) standardize transaction formats and billing codes for documenting medical services and processing medical claims; and (b) protect the privacy and security of individually identifiable health information. Final HIPAA regulations were published during the fourth quarter of 2000. The Company is currently working in conjunction with its software vendors to evaluate the impact of HIPAA regulations on the Company’s systems and operating procedures. The Company has not yet completed its analysis or its estimate of the expected costs of HIPAA compliance. There can be no assurances that compliance with HIPAA regulations will not have an adverse effect on the Company’s results of operations, cash flows or its financial position.

SEASONALITY

The Company’s earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing and amount of Medicaid rate increases, seasonal census cycles, and the number of days in a given fiscal quarter.

INFLATION

The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. Certain of the Company’s other expense items, such as supplies and real estate costs are also sensitive to inflationary pressures. Shortages in the labor market or general inflationary pressure could have a significant effect on the Company. In addition, suppliers pass along rising costs to the Company in the form of higher prices. When faced with increases in operating costs, the Company has sought to increase its charges for services and its requests for reimbursement from government programs. The Company’s private pay customers and third party reimbursement sources may be less able to absorb increased prices for the Company’s services. The Company’s operations could be adversely affected if it is unable to recover future cost increases or experiences significant delays in increasing rates of reimbursement of its labor or other costs from Medicare and Medicaid revenue sources.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including information set forth under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

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

8.   The level of competition in the Company’s industry,  including without limitation,  increased competition from acute care hospitals,  providers of assisted  and  independent  living and  providers  of home  healthcare  and changes  in the  regulatory  systems  in the  states in which  the  Company operates that facilitate such competition.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company’s debt obligations bear interest at fixed rates and are not affected by changes in market interest rates; however, borrowings under the Company’s New Credit Facility are sensitive to changes in interest rates. Under the New Credit Facility, interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company’s leverage), at the Company’s election. As the prime and LIBOR rates of interest increase, interest expense associated with the Company’s borrowings under the New Credit Facility would also increase. An increase of 1% in the applicable rate would increase the Company’s annual interest cost by approximately $328,000.

The Company did not experience significant changes in interest rates during the three months ended March 31, 2001. As part of the Company’s risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the three month periods ending March 31, 2000 or March 31, 2001.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
                 None

Item 2.     Changes in Securities
                 None

Item 3.    Defaults upon Senior Securities
                 None

Item 4.     Submission of Matters to a Vote of Security Holders
         None.

Item 5.     Other Information
         None.

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

              None

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

DATE:   May 15, 2001