Form 10-Q
period 2001-06-30
HARBORSIDE HEALTHCARE CORP
filed 2001-08-14
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No      Not Applicable

Number of shares of common stock, par value $0.01 per share outstanding as of August 10, 2001: 7,925,832.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Table of Contents

                                                                                Page
                                                                                ----

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            as of December 31, 2000 and June 30, 2001                           3

         Condensed Consolidated Statements of Operations
            for the Three Months and Six Months Ended
            June 30, 2000 and 2001                                              4

         Condensed Consolidated Statements of Changes
            in Stockholders' Deficit For the Six Months
            ended June 30, 2001                                                 5

         Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2000 and 2001                     6

         Notes to Condensed Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             22

Part II  OTHER INFORMATION                                                      23

         Signatures                                                             25

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

-------

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

                                                                                      December 31,    June 30,
                                                                                            2000           2001
                                                                                       ---------      ---------
            ASSETS ...............................................................                    (unaudited)
Current assets:
  Cash and cash equivalents ......................................................     $  10,724      $  11,940
  Accounts receivable, net of allowances for doubtful
   accounts of $2,272 and $3,097, respectively ...................................        48,659         44,138
  Prepaid expenses and other .....................................................        13,180         11,983
                                                                                       ---------      ---------
    Total current assets .........................................................        72,563         68,061

Restricted cash ..................................................................         4,805          5,349
Property and equipment, net ......................................................       105,089        106,880
Deferred financing and other non-current assets, net .............................        11,253          4,736
Other assets, net ................................................................         1,900          1,300
Note receivable ..................................................................         7,487          7,487
                                                                                       ---------      ---------
    Total assets .................................................................     $ 203,097      $ 193,813
                                                                                       =========      =========

          LIABILITIES
Current liabilities:
  Current maturities of long-term debt ...........................................     $   5,250      $   5,763
  Accounts payable ...............................................................        10,883         12,687
  Employee compensation and benefits .............................................        15,865         17,410
  Other accrued liabilities ......................................................         6,301          5,668
  Accrued interest ...............................................................           470            354
  Current portion of deferred income .............................................           514            521
                                                                                       ---------      ---------
    Total current liabilities ....................................................        39,283         42,403

Long-term portion of deferred income .............................................         1,910          1,747
Long-term debt (Note D) ..........................................................       173,866        112,318
Long-term accrued interest (Note D) ..............................................          --           49,494
                                                                                       ---------      ---------
    Total liabilities ............................................................       215,059        205,962
                                                                                       ---------      ---------

13 1/2% Exchangeable preferred stock, redeemable, $.01 par value,
  500,000 shares authorized; 55,112 and 4 shares issued and outstanding,
  respectively (Note D) ..........................................................        55,112           --

13% Convertible exchangeable preferred stock, redeemable, $.01 par value with a liquidation value of $1,000 per share; 100,000 shares authorized;
  0 and 15,277 shares issued and outstanding, respectively (Note D) ..............          --           15,277

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 19,000,000 and 40,500,000 shares
  authorized, respectively, and 15,275,664 shares issued .........................           153            153
Additional paid-in capital .......................................................       191,750        188,985
Common stock in treasury, at cost, 7,349,832 shares ..............................      (183,746)      (183,746)
Accumulated deficit ..............................................................       (75,231)       (32,818)
                                                                                       ---------      ---------
    Total stockholders' deficit ..................................................       (67,074)       (27,426)
                                                                                       ---------      ---------
    Total liabilities and stockholders' deficit ..................................     $ 203,097      $ 193,813
                                                                                       =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share amounts)

                                          For the three months ended June 30,For the six months ended June 30,
                                          --------------------------------------------------------------------

                                                            2000           2001           2000           2001
                                                       ---------      ---------      ---------      ---------

Total net revenues ...............................     $  79,414      $  86,127      $ 158,390      $ 168,213
                                                       ---------      ---------      ---------      ---------

     Expenses:
          Facility operating .....................        63,165         69,086        126,698        136,175
          General and administrative .............         4,906          5,057          9,381          9,619
          Service charges paid to former affiliate           275            276            550            551
          Amortization of prepaid management fee .           300            300            600            600
          Depreciation and amortization ..........         2,741          2,128          5,383          4,431
          Facility rent ..........................         5,648          7,221         11,324         14,374
          Financial restructuring costs (Note D) .          --            6,874           --            9,045
                                                       ---------      ---------      ---------      ---------

          Total expenses .........................        77,035         90,942        153,936        174,795
                                                       ---------      ---------      ---------      ---------

 Income (loss) from operations ...................         2,379         (4,815)         4,454         (6,582)

      Other:
          Interest expense, net ..................         5,750          3,054         11,494          7,677
          Other expense (income) .................           (46)          (135)           234            (89)
                                                       ---------      ---------      ---------      ---------

Loss before income taxes .........................        (3,325)        (7,734)        (7,274)       (14,170)
Income tax (benefit) .............................        (1,297)          --           (2,837)          --
                                                       ---------      ---------      ---------      ---------
      Net loss ...................................     $  (2,028)     $  (7,734)     $  (4,437)     $ (14,170)
                                                       =========      =========      =========      =========

Loss applicable to common shares:
          Net loss ...............................     $  (2,028)     $  (7,734)     $  (4,437)     $ (14,170)
          Preferred stock dividends ..............        (1,685)          (905)        (3,315)        (2,765)
                                                       ---------      ---------      ---------      ---------
          Loss applicable to common shares .......     $  (3,713)     $  (8,639)     $  (7,752)     $ (16,935)
                                                       =========      =========      =========      =========

Loss per common share (Note C):
          Basic and diluted ......................     $   (0.51)     $   (1.18)     $   (1.07)     $   (2.31)
                                                       =========      =========      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(dollars in thousands)

                                                        Additional
                                              Common     Paid-In         Treasury     Accumulated
                                              Stock      Capital           Stock        Deficit         Total
                                          ----------    ----------     ---------        ---------    ------------

Stockholders' deficit, December 31, 2000     $     153  $ 191,750      $ (183,746)     $ (75,231)      $ (67,074)

Preferred stock dividends ..............            --     (2,765)           --              --           (2,765)

Reduction of liquidation preference and
  exchange of 13 1/2% exchangeable
  preferred stock (Note D) .............            --        --             --           56,583          56,583

Net loss for the six months ended
  June 30, 2001 ........................            --        --             --          (14,170)        (14,170)
                                             ---------   --------       ---------       --------       ---------

Stockholders' deficit, June 30, 2001 ...     $     153   $ 188,985     $ (183,746)     $ (32,818)      $ (27,426)
                                             =========   =========     ==========      =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

                                                                   For the six months ended June 30,
                                                                   ---------------------------------
                                                                            2000          2001
                                                                        --------      --------
Operating activities:
  Net loss ........................................................     $ (4,437)     $(14,170)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation of property and equipment ........................        4,166         3,697
    Amortization of deferred financing and other non-current assets        1,217           734
    Amortization of prepaid management fee ........................          600           600
    Amortization of deferred income ...............................         (339)         (258)
    Accretion of senior subordinated discount notes ...............        6,372         6,199
    Amortization of long-term accrued interest ....................         --            (623)
    Amortization of loan costs and fees (included in rental
      and interest expense) .......................................           72            72
    Non cash charges related to financial restructuring ...........         --           4,896
    Accretion of interest on capital lease obligation .............        1,788          --
                                                                        --------      --------
                                                                           9,439         1,147
  Changes in operating assets and liabilities:
   Decrease in accounts receivable ................................          925         4,521
   (Increase) decrease in prepaid expenses and other ..............         (873)        1,197
   (Increase) in deferred income taxes ............................       (2,092)         --
   Decrease in prepaid income taxes ...............................        2,608          --
   Increase in accounts payable ...................................        4,191         1,804
   Increase (decrease) in employee compensations and benefits .....         (958)        1,545
   (Decrease) in accrued interest .................................         (314)         (116)
   (Decrease) in other accrued liabilities ........................         (889)         (633)
                                                                        --------      --------
    Net cash provided by operating activities .....................       12,037         9,465
                                                                        --------      --------

Investing activities:
  Additions to property and equipment .............................       (3,654)       (5,488)
  Additions to deferred financing and other non-current assets ....           (1)         (196)
  Transfers to restricted cash, net ...............................         (306)         (544)
                                                                        --------      --------
    Net cash (used) by investing activities .......................       (3,961)       (6,228)
                                                                        --------      --------

Financing activities:
  Issuance of preferred stock .....................................         --          15,000
  Payment to holders of subordinated debt .........................         --         (15,000)
  Payment on revolving line of credit .............................         --          (2,000)
  Receipt in connection with lease ................................         --             102
  Payments of long-term debt ......................................         (107)         (117)
    Principal payments of capital lease obligation ................       (2,322)         --
  Dividends paid on preferred stock ...............................          (11)           (6)
                                                                        --------      --------
    Net cash (used) by financing activities .......................       (2,440)       (2,021)
                                                                        --------      --------

Net increase in cash and cash equivalents .........................        5,636         1,216
Cash and cash equivalents, beginning of period ....................        1,386        10,724
                                                                        --------      --------
  Cash and cash equivalents, end of period ........................     $  7,022      $ 11,940
                                                                        ========      ========

Supplemental Disclosure:
  Interest paid ...................................................     $  3,572      $  2,879
                                                                        ========      ========
    Income taxes paid .............................................     $    111      $    112
                                                                        ========      ========
  Accretion of preferred stock dividends ..........................     $  3,304      $  2,759
                                                                        ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. General

Harborside Healthcare Corporation and its subsidiaries (the “Company” or “Harborside”) provide high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of June 30, 2001, the Company operated 50 licensed long-term care facilities (18 owned, 31 leased and one managed) with a total of 6,124 licensed beds. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s filing on Form 10-K for the year ended December 31, 2000 and with the additional information provided in the Company’s filing on Form 8-K on May 11, 2001. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2001, the results of its operations for the three-month and six-month periods ended June 30, 2000 and 2001 and its cash flows for the six-month periods ended June 30, 2000 and 2001. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

C. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share for the periods ended June 30, 2000 and 2001:

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                          2000           2001           2000           2001
                                                          ----           ----           ----           ----
Numerator:
Net loss                                           $ (2,028,000)   $ (7,734,000) $  (4,437,000)  $(14,170,000)
Preferred stock dividends                            (1,685,000)       (905,000)    (3,315,000)    (2,765,000)
                                                   -------------   ------------- --------------  -------------
Loss applicable to common shares                   $ (3,713,000)   $ (8,639,000) $  (7,752,000)  $(16,935,000)
                                                   =============   ============= ==============  =============

Denominator (for basic and diluted
 loss per common share):
Weighted average common shares outstanding             7,261,332       7,925,832      7,261,332      7,925,832
Adjustment for non-vested restricted shares                    -       (585,333)              -      (588,316)
                                                      ----------      ----------      ---------      ---------
Adjusted weighted-average shares                       7,261,332       7,340,499      7,261,332      7,337,516
                                                      ==========      ==========      =========      =========

Basic and diluted loss per common share               $    (0.51)     $    (1.18)     $   (1.07)     $   (2.31)
                                                      ==========      ==========      =========      =========

For the three-month and six-month periods ended June 30, 2000 and 2001, the weighted-average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the affect would have been antidilutive:

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                           2000           2001            2000           2001
                                                           ----           ----            ----           ----
Options to purchase common stock                         625,510         109,994        625,510        109,994
Non-vested shares of restricted stock                          -         585,333              -        588,316
Conversion rights of convertible preferred stock               -       1,285,714              -        646,409
Warrants to purchase common stock                              -       2,472,366              -      1,243,013
                                                         -------       ---------        -------      ---------
                                                         625,510       4,453,407        625,510      2,587,732
                                                         =======       =========        =======      =========

D. Amendment of Credit Facility and Restructuring of Discount Notes and Preferred Stock

On March 28, 2001, the Company obtained an amendment (the “Third Amendment”) to the Company’s existing credit facility (the “New Credit Facility”). The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the New Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5,000,000 or 50% of the Company’s excess cash flow (as defined).

In March 2001, the Company entered into an agreement (the “Restructuring Agreement”) with Investcorp S.A. and the holders of more than a majority in interest of the Company’s Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplated that the Company would offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1) 0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the “New Notes”) each having a principal amount at maturity equal to $1,000 and an original issue price of $685.67 (assuming that the New Notes were issued on May 4, 2001), (2)  $88.2353 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company would also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company would solicit consents from holders of outstanding

Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company would issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (the “New Preferred Stock”) and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the Preferred Stock shares were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company has an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock to be issued to Investcorp, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

The reduction in the liquidation preference of the Preferred Stock was completed on May 10, 2001, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock was reduced from $57,595,000 to $576 and the amount of the reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company’s Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes (the “Note Exchange”), the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company’s Long-term Accrued Interest account. Subsequent to their issuance, the carrying amount of the New Notes increases as the result of accretion and results in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes is recognized such that a constant effective interest rate is applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes.

In connection with the Third Amendment to the New Credit Facility and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of approximately $9,000,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the New Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events approximating $4,100,000.

The New Notes were issued at a discount and interest on the New Notes accretes until August 1, 2004. Cash interest payments will be paid semi-annually in arrears beginning on February 1, 2005 based on the fully accreted value of the New Notes and a 12% cash interest payment rate. The New Notes mature on August 1, 2007. The New Preferred Stock is mandatorily redeemable on February 1, 2008. The holders of the New Preferred Stock are entitled to dividends quarterly in arrears beginning August 1, 2001 and payable in additional shares of New Preferred Stock. Warrants to purchase 4,326,641 shares of common stock at $0.01 per share were issued on May 10, 2001.

E. Condensed Consolidating Financial Information

Certain of the Company’s subsidiaries are precluded from guaranteeing the debt of the parent company (the “Non-Guarantors”), based on current agreements in effect. The Company’s remaining subsidiaries (the “Guarantors”) are not restricted from serving as guarantors of the parent company debt. The Guarantors are comprised of Harborside Healthcare Limited Partnership, Belmont Nursing Center Corp., Orchard Ridge Nursing Center Corp., Oakhurst Manor Nursing Center Corp., Riverside Retirement Limited Partnership, Harborside Connecticut Limited Partnership, Harborside of Florida Limited Partnership, Harborside of Ohio Limited Partnership, Harborside Healthcare Baltimore Limited Partnership, Harborside of Cleveland Limited Partnership, Harborside of Dayton Limited Partnership, Harborside Massachusetts Limited Partnership, Harborside of Rhode Island Limited Partnership, Harborside North Toledo Limited Partnership, Harborside Healthcare Advisors Limited Partnership, Harborside Toledo Corp., KHI Corporation, Harborside Danbury Limited Partnership, Harborside Acquisition Limited Partnership V, Harborside Acquisition Limited Partnership VI, Harborside Acquisition Limited Partnership VII, Harborside Acquisition Limited Partnership VIII, Harborside Acquisition Limited Partnership IX, Harborside Acquisition Limited Partnership X, Sailors, Inc., New Jersey Harborside Corp., Bridgewater Assisted Living Limited Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership, Harborside Rehabilitation Limited Partnership, Harborside Healthcare Network Limited Partnership and Harborside Health I Corporation.

The information which follows presents the condensed consolidating financial position as of June 30, 2000 and June 30, 2001; the condensed consolidating results of operations for the three-month and six-month periods ended June 30, 2000 and 2001; and the consolidating cash flows for the six-month periods ended June 30, 2000 and 2001 of (a) the parent company only (“the Parent”), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of December 31, 2000

(Unaudited)

(dollars in thousands)

                                                           Parent      Guarantors     Non-Guarantors  Elimination  Consolidated
                                                         ---------     ----------     --------------- -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents .............................$    --       $    9,317      $   1,407       $   --        $  10,724
  Accounts receivable, net of allowance for
   doubtful accounts of $2,272 ..........................     --           33,111         15,548           --           48,659
  Intercompany receivable ...............................  146,953           --             --         (146,953)          --
  Prepaid expenses and other ............................    3,128          8,403          1,649           --           13,180
                                                         ---------      ---------      ---------       --------      ---------
   Total current assets .................................  150,081         50,831         18,604       (146,953)        72,563

Restricted cash .........................................     --            4,116            689           --            4,805
Investments in limited partnerships .....................   15,584           --            4,044        (19,628)          --
Property and equipment, net .............................     --           85,719         19,370           --          105,089
Deferred financing and other
 non-current assets, net ................................    7,109          3,001          1,143           --           11,253
Other assets, net .......................................    1,900           --             --             --            1,900
Note receivable .........................................     --            7,487           --             --            7,487
                                                         ---------      ---------      ---------       --------      ---------
   Total assets .........................................$ 174,674      $ 151,154      $  43,850      $(166,581)     $ 203,097
                                                         =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt ..................$   5,000      $      22      $     228      $    --        $   5,250
  Accounts payable ......................................     --            8,331          2,552           --           10,883
  Intercompany payable ..................................     --          119,147         11,543       (130,690)          --
  Employee compensation and benefits ....................     --           12,293          3,572           --           15,865
  Other accrued liabilities .............................     --            5,364            937           --            6,301
  Accrued interest ......................................      470           --             --             --              470
  Current portion of deferred income ....................     --             --             --              514            514
                                                         ---------      ---------      ---------      ---------      ---------
   Total current liabilities ............................    5,470        145,157         18,832       (130,176)        39,283

Long-term portion of deferred income ....................     --              582          1,842           (514)         1,910
Long-term debt ..........................................  156,692          1,498         15,676           --          173,866
                                                         ---------      ---------      ---------      ---------      ---------
   Total liabilities ....................................  162,162        147,237         36,350       (130,690)       215,059
                                                         ---------      ---------      ---------      ---------      ---------

13 1/2% Exchangeable preferred stock, redeemable,
 $.01 par value with a liquidation value of
 $1,000 per share; 500,000 shares authorized;
 55,112 issued and outstanding ..........................   55,112           --             --             --           55,112

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000
  shares authorized, 15,275,664 shares issued ...........      153          2,569          3,885         (6,454)           153
Additional paid-in capital ..............................  191,524           --             --              226        191,750
Common stock in treasury,
 at cost, 7,349,832 shares(183,746) .....................     --             --             --         (183,746)
Retained earnings (accumulated deficit) .................  (50,531)       (23,407)        (3,459)         2,166        (75,231)
Partners' equity ........................................     --           24,755          7,074        (31,829)          --
                                                         ---------      ---------      ---------      ---------      ---------
   Total stockholders' equity (deficit) .................  (42,600)         3,917          7,500        (35,891)       (67,074)
                                                         ---------      ---------      ---------      ---------      ---------
   Total liabilities and stockholders' equity (deficit)..$  174,674     $ 151,154      $  43,850      $(166,581)     $ 203,097
                                                         ==========     =========      =========      =========      =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of June 30, 2001

(Unaudited)

(dollars in thousands)

                                                         Parent        Guarantors   Non-Guarantors Elimination    Consolidated
                                                         ---------     ---------    -------------- -----------    ------------
ASSETS
Current assets:
  Cash and cash equivalents .............................$    --       $  10,651       $   1,289      $    --        $  11,940
  Accounts receivable, net of allowance for
   doubtful accounts of $3,097 ..........................     --           28,783         15,355           --           44,138
  Intercompany receivable ...............................  146,823           --             --         (146,823)          --
  Prepaid expenses and other ............................    1,205          9,134          1,644           --           11,983
                                                         ---------      ---------      ---------      ---------      ---------
   Total current assets .................................  148,028         48,568         18,288       (146,823)        68,061

Restricted cash .........................................     --            4,637            712           --            5,349
Investment in limited partnership .......................   15,584           --            4,044        (19,628)          --
Property and equipment, net .............................     --           86,424         20,456           --          106,880
Deferred financing and other
  non-current assets, net ...............................      781          2,930          1,025           --            4,736
Other assets, net .......................................    1,300           --             --             --            1,300
Note receivable .........................................     --            7,487           --             --            7,487
                                                         ---------      ---------      ---------      ---------      ---------
   Total assets .........................................$ 165,693      $ 150,046      $  44,525      $(166,451)     $ 193,813
                                                         =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt ..................$   5,500      $      22      $     241      $    --        $   5,763
  Accounts payable ......................................        1         10,450          2,236           --           12,687
  Intercompany payable ..................................     --          117,237         1            (130,650)           --
  Employee compensation and benefits ....................     --           13,810          3,600           --           17,410
  Other accrued liabilities .............................     --            4,714            954           --            5,668
  Accrued interest ......................................      354           --             --             --              354
  Current portion of deferred income ....................     --             --             --              521            521
                                                         ---------      ---------      ---------      ---------      ---------
   Total current liabilities ............................    5,855        146,233         20,444       (130,129)        42,403

Long-term portion of deferred income ....................     --              610          1,658           (521)         1,747
Long-term debt ..........................................   95,274          1,490         15,554           --          112,318
Long-term accrued interest ..............................   49,494           --             --             --           49,494
                                                          --------      ---------      ---------      ---------      ---------
   Total liabilities ....................................  150,623        148,333         37,656       (130,650)       205,962
                                                          --------      ---------      ---------      ---------      ---------

13% Convertible exchangeable preferred stock,
   redeemable,  $.01 par value with a liquidation
   value of $1,000 per share; 100,000 shares
   authorized;15,277 shares issued and outstanding.......   15,277           --             --             --           15,277

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 40,500,000
    shares authorized; 15,275,664 shares issued .........      153          2,569          3,885         (6,454)           153
Additional paid-in capital ..............................  188,758           --             --              227        188,985
Common stock in treasury,
 at cost, 7,349,832 shares                                (183,746)          --             --             --         (183,746)

Retained earnings (accumulated deficit) .................   (5,372)       (25,611)        (4,090)         2,255        (32,818)
Partners' equity ........................................     --           24,755          7,074        (31,829)          --
                                                          ---------      ---------      ---------      ---------      ---------

   Total stockholders' equity (deficit) .................     (207)         1,713          6,869        (35,801)       (27,426)
                                                         ---------      ---------      ---------      ---------      ---------
   Total liabilities and stockholders' equity (deficit) .$ 165,693      $ 150,046      $  44,525      $(166,451)     $ 193,813
                                                         =========      =========      =========      =========      =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2000

(Unaudited)

(dollars in thousands)

                                                Parent     Guarantors    Non-Guarantor Elimination   Consolidated
                                               --------      --------      --------     --------      --------

Total net revenues .......................     $   --        $ 54,123      $ 25,580     $   (289)     $ 79,414
                                               --------      --------      --------     --------      --------

Expenses:
  Facility operating .....................         --          43,190        20,264         (289)       63,165
  General and administrative .............            1         4,905          --           --           4,906
  Service charges paid to former affiliate         --             275          --           --             275
  Amortization of prepaid management fee .          300          --            --           --             300
  Depreciation and amortization ..........          452         1,809           480         --           2,741
  Facility rent ..........................         --           3,487         2,161         --           5,648
  Management fees paid to affiliates .....         --          (1,496)        1,496         --            --
                                               --------      --------      --------     --------      --------
   Total expenses ........................          753        52,170        24,401         (289)       77,035
                                               --------      --------      --------     --------      --------

Income (loss) from operations ............         (753)        1,953         1,179         --           2,379

Other:
  Interest expense, net ..................          988         4,340           422         --           5,750
  Other (income) .........................         --            --            --            (46)          (46)
                                               --------      --------      --------     --------      --------

Income (loss) before income taxes ........       (1,741)       (2,387)          757           46        (3,325)
Income tax expense (benefit) .............         (678)         (906)          294           (7)       (1,297)
                                               --------      --------      --------     --------      --------
  Net income (loss) ......................     $ (1,063)     $ (1,481)     $    463     $     53      $ (2,028)
                                               ========      ========      ========     ========      ========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2001

(Unaudited)

(dollars in thousands)

                                              Parent      Guarantors    Non-Guarantors Elimination   Consolidated
                                              ------      ----------    -------------- -----------   -----------

Total net revenues .......................     $   --        $ 60,537      $ 27,028     $ (1,438)     $ 86,127
                                               --------      --------      --------     --------      --------

Expenses:
  Facility operating .....................         --          48,365        22,159       (1,438)       69,086
  General and administrative .............           13         5,044          --                      - 5,057
  Service charges paid to former affiliate         --             276          --                        - 276
  Amortization of prepaid management fee .          300          --            --                        - 300
  Depreciation and amortization ..........          118         1,493           517         --           2,128
  Facility rent ..........................         --           5,022         2,199         --           7,221
  Financial restructuring costs ..........        6,474           400          --           --           6,874
  Management fees paid to affiliates .....         --          (1,621)        1,621         --            --
                                                                           --------     --------      --------
   Total expenses ........................        6,905        58,979        26,496       (1,438)       90,942
                                               --------      --------      --------     --------      --------

Income (loss) from operations ............       (6,905)        1,558           532         --          (4,815)

Other:
  Interest expense, net ..................          641         2,028           385         --           3,054
  Other (income) .........................         --            --            --           (135)         (135)
                                               --------      --------      --------     --------      --------

Income (loss) before income taxes ........       (7,546)         (470)          147          135        (7,734)
Income tax expense .......................         --            --            --           --            --
                                               --------      --------      --------     --------      --------
  Net income (loss) ......................     $ (7,546)     $   (470)     $    147     $    135      $ (7,734)
                                               ========      ========      ========     ========      ========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2000

(Unaudited)

(dollars in thousands)

                                                         Parent      Guarantors   Non-Guarantors    Elimination    Consolidated
                                                         ---------      ---------      ---------     ---------      ---------

Total net revenues .................................     $    --        $ 108,171      $  50,755     $    (536)     $ 158,390
                                                         ---------      ---------      ---------     ---------      ---------

Expenses:
 Facility operating ................................          --           86,372         40,862          (536)       126,698
 General and administrative ........................             7          9,374           --            --            9,381
 Service charges paid to former affiliate ..........          --              550           --            --              550
 Amortization of prepaid management fee ............           600           --             --            --              600
 Depreciation and amortization .....................           904          3,526            953          --            5,383
 Facility rent .....................................          --            7,002          4,322          --           11,324
 Management fees paid to affiliates ................          --           (2,995)         2,995          --             --
                                                                                       ---------     ---------      ---------
  Total expenses ...................................         1,511        103,829         49,132          (536)       153,936
                                                         ---------      ---------      ---------     ---------      ---------

Income (loss) from operations ......................        (1,511)         4,342          1,623          --            4,454

Other:
  Interest expense, net ............................         1,960          8,690            844          --           11,494
  Other expense ....................................          --             --             --             234            234
                                                         ---------      ---------      ---------     ---------      ---------

Income (loss) before income taxes ..................        (3,471)        (4,348)           779          (234)        (7,274)
Income tax expense (benefit) .......................        (1,353)        (1,678)           303          (109)        (2,837)
                                                         ---------      ---------      ---------     ---------      ---------
  Net income (loss) ................................     $  (2,118)     $  (2,670)     $     476     $    (125)     $  (4,437)
                                                         =========      =========      =========     =========      =========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2001

(Unaudited)

(dollars in thousands)

                                                          Parent      Guarantors    Non-Guarantors  Elimination    Consolidated
                                                         ---------      ---------      ---------      ---------      ---------

Total net revenues .................................     $    --        $ 118,402      $  52,483      $  (2,672)     $ 168,213
                                                         ---------      ---------      ---------      ---------      ---------

Expenses:
  Facility operating ...............................          --           95,037         43,810         (2,672)       136,175
  General and administrative .......................            36          9,583           --             --            9,619
  Service charges paid to former affiliate .........          --              551           --             --              551
  Amortization of prepaid management fee ...........           600           --             --             --              600
  Depreciation and amortization ....................           421          2,992          1,018           --            4,431
  Facility rent ....................................          --           10,028          4,346           --           14,374
  Financial restructuring costs ....................         8,645            400           --             --            9,045
  Management fees paid to affiliates ...............          --           (3,132)         3,132           --             --
                                                                                       ---------      ---------      ---------
   Total expenses ..................................         9,702        115,459         52,306         (2,672)       174,795
                                                         ---------      ---------      ---------      ---------      ---------

Income (loss) from operations ......................        (9,702)         2,943            177           --           (6,582)

Other:
  Interest expense, net ............................         1,722          5,147            808           --            7,677
  Other (income) ...................................          --             --             --              (89)           (89)
                                                                        ---------      ---------      ---------      ---------

Income (loss) before income taxes ..................        (1,722)        (2,204)          (631)            89        (14,170)
Income tax expense .................................          --             --             --             --             --
                                                         ---------      ---------      ---------      ---------      ---------
  Net income (loss) ................................     $ (11,424)     $  (2,204)     $    (631)     $      89      $ (14,170)
                                                         =========      =========      =========      =========      =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2000

(Unaudited)

(dollars in thousands)

                                                          Parent      Guarantors  Non-Guarantors   Elimination     Consolidated
                                                         --------      --------      --------      ---------------     --------
Operating activities:
   Net cash provided by operating activities: .....      $   12        $ 10,872      $  1,153      $          --       $ 12,037
                                                         --------      --------      --------      ---------------     --------

Investing activities:
  Additions to property and equipment ..............         --          (2,793)         (861)                --         (3,654)
  Additions to deferred financing and other
   non-current assets ..............................           (1)         --            --                   --             (1)
  Transfers (to) restricted cash, net ..............         --            (257)          (49)                --           (306)
                                                         --------      --------      --------      ---------------     --------
   Net cash used by investing activities ...........           (1)       (3,050)         (910)                --         (3,961)
                                                         --------      --------      --------      ---------------     --------

Financing activities:
  Payments of long-term debt .......................         --              (9)          (98)                --           (107)
  Principal payments of capital lease obligation ...         --          (2,322)         --                   --         (2,322)
  Dividends paid on preferred stock ................          (11)         --            --                   --            (11)
                                                         --------      --------      --------      ---------------     --------
   Net cash (used) by financing activities .........          (11)       (2,331)          (98)                --         (2,440)
                                                         --------      --------      --------      ---------------     --------

Net increase in cash and cash equivalents ..........         --           5,491           145                 --          5,636
Cash and cash equivalents, beginning of period .....         --             355         1,031                 --          1,386
                                                         --------      --------      --------      ---------------     --------
  Cash and cash equivalents, end of period  .......      $   -         $  5,846      $  1,176      $          --       $  7,022
                                                         ========      ========      ========      ===============     ========

Supplemental Disclosure:
  Interest paid ....................................     $    609      $  2,701      $    262      $          --       $  3,572
                                                         ========      ========      ========      ===============     ========
  Income taxes paid ................................     $    111      $   --        $   --        $          --       $    111
                                                         ========      ========      ========      ===============     ========
  Accretion of preferred stock dividends   ........      $  3,304      $   --        $   --        $          --       $  3,304
                                                         ========      ========      ========      ===============     ========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2001

(Unaudited)

(dollars in thousands)

                                                           Parent     Guarantors  Non-Guarantors  Elimination   Consolidated
                                                          --------     --------   --------------   --------     --------
Operating activities:
   Net cash provided by operating activities:  .....      $  1,904     $  5,550      $  2,011     $   --        $  9,465
                                                          --------     --------      -------      --------      --------

Investing activities:
  Additions to property and equipment ..............         --          (3,491)       (1,997)        --          (5,488)
  Additions to deferred financing and other
   non-current assets ..............................         --            (196)         --           --            (196)
  Transfers to restricted cash, net ................         --            (521)          (23)        --            (544)
                                                          --------     --------      --------      --------      --------
   Net cash (used) by investing activities .........         --          (4,208)       (2,020)        --          (6,228)
                                                          --------     --------      --------      --------      --------

Financing activities:
  Issuance of preferred stock ......................       15,000          --            --           --          15,000
  Payment to holders of subordinated debt ..........      (15,000)         --            --           --         (15,000)
  Payment on revolving line of credit ..............       (2,000)         --            --           --          (2,000)
  Receipt in connection with lease .................          102          --            --           --             102
  Payments of long-term debt .......................         --              (8)         (109)        --            (117)
  Dividends paid on preferred stock ................           (6)         --            --           --              (6)
                                                          --------     --------      --------     --------      --------
   Net cash (used) by financing activities .........       (1,904)           (8)         (109)        --          (2,021)
                                                          --------     --------      --------     --------      --------

Net increase (decrease) in cash and cash equivalents         --           1,334          (118)        --           1,216

Cash and cash equivalents, beginning of period .....         --           9,317         1,407         --          10,724
                                                          --------     --------      --------     --------      --------
  Cash and cash equivalents, end of period $ .......         --        $ 10,651      $  1,289     $   --        $ 11,940
                                                          ========     ========      ========     ========      ========

Supplemental Disclosure:
  Interest paid ....................................     $    646      $  1,930      $    303     $   --        $  2,879
                                                         ========      ========      ========     ========      ========
  Income taxes paid ................................     $    112      $   --        $    --      $   --        $    112
                                                         ========      ========      ========     ========      ========
  Accretion of preferred stock dividends   ........      $  2,759      $   --        $    --      $   --        $  2,759
                                                         ========      ========      ========     ========      ========

Item 2.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management’s expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein and included under “Special Note Regarding Forward-Looking Statements” below. Actual results may differ materially from those anticipated by such forward-looking statements.

OVERVIEW

Harborside Healthcare Corporation, (“Harborside” or the “Company”) is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of June 30, 2001, the Company operated 50 facilities (18 owned, 31 leased and one managed) with a total of 6,124 licensed beds. As described in Note A to the unaudited condensed consolidated financial statements included elsewhere in this report, the Company accounts for its investment in one of its owned facilities using the equity method of accounting. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer’s and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities.

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                                            As of June 30,
                                                        -----------------------
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

  The following table sets forth certain operating data for the periods indicated:

                         For the three months ended June 30,  For the six months ended June 30,
                         ----------------------------------------------------------------------

                                   2000         2001                  2000         2001
                                   ----         ----                  ----         ----
     Patient days (2):
       Private and other         112,280      102,889               227,249      208,030
Medicare                          60,427       76,638               123,120      143,510
       Medicaid                  309,382      297,135               618,648      597,022
                                 -------      -------               -------      -------
Total                            482,089      476,662               969,017      948,562
                                 =======      =======               =======      =======

Total net revenues:
       Private and other           25.8%        22.3%                 26.3%        23.0%
       Medicare                    25.7%        32.4%                 25.2%        30.5%
       Medicaid                    48.5%        45.3%                 48.5%        46.5%
                                  ------       ------                ------       ------
       Total                      100.0%       100.0%                100.0%       100.0%
                                  ======       ======                ======       ======

Average Occupancy Rate (3)         89.9%        89.1%                 90.4%        89.1%
     Quality Mix (4)               51.5%        54.7%                 51.5%        53.5%

(1)  Includes one managed facility with 106 licensed beds on June 30, 2000 and
     June 30, 2001.

(2)  “PatientDays” includes billed bed days for the facilities operated by the Company excluding billed bed days of the managed facility and the facility accounted for using the equity method of accounting.

(3)  “Average occupancy rate” is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the Company excluding the managed facility.

(4)  “Quality Mix” consists of the percentage of the Company’s total net revenues that are derived from Medicare, commercial insurers and other private payors.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 2001

Total Net Revenues. Total net revenues increased by $6,713,000 or 8.5%, from $79,414,000 in the second quarter of 2000 to $86,127,000 in the second quarter of 2001. The increase in total revenues, from 2000 to 2001, was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company’s facilities decreased from 89.9% during the second quarter of 2000 to 89.1% during the second quarter of 2001. Average net patient service revenues (including ancillary services) per patient day at the Company’s facilities increased from $163 in the second quarter of 2000 to $178 in the second quarter of 2001. The Company’s average Medicare Part A per diem rate increased from $321 per Medicare patient day in the second quarter of 2000 to $342 per Medicare patient day in the second quarter of 2001, while the Company’s average per diem Medicaid rate increased from $125 in the second quarter of 2000 to $131 in the second quarter of 2001. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA increased the prior nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-on for three of the fifteen rehabilitation services RUG categories and substituted a 6.7% add-on for all fifteen rehabilitation services RUG categories. The Balanced Budget Refinement Act of 1999 had temporarily increased the Federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. BIPA also extended the moratorium on the annual limitation on Part B therapy charges of $1,500 per beneficiary through calendar year 2002 and repealed a previous requirement to implement consolidated billing for Part B services. The current rate mechanism will stay in effect until the date on which the Centers for Medicare and Medicaid Services (“CMS”), previously known as Health Care Financing Administration, implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The Company believes that it is unlikely that a new PPS system will be implemented prior to October 1, 2002. Primarily as the result of the Medicare rate increases implemented on April 1, 2001, the Company’s average Medicare Part A payment rate increased from $321 per Medicare patient day during the second quarter of 2000 to $342 per Medicare patient day during the second quarter of 2001. The Company’s quality mix of private, Medicare and insurance revenues was 51.5% for the three months ended June 30, 2000 as compared to 54.7% for the three months ended June 30, 2001.

Facility Operating Expenses. Facility operating expenses increased by $5,921,000 or 9.4%, from $63,165,000 in the second quarter of 2000 to $69,086,000 in the second quarter of 2001. The overall increase in operating expenses in 2001 was primarily the result of higher expenditures for employee benefit costs and temporary nursing personnel. The increase in employee benefits costs is driven primarily by higher costs associated with maintaining the Company’s health insurance plan. Management’s discussions with benefit consultants have convinced management that inflationary pressures will increase the cost of the Company’s health plan at an annual rate of 10 to 15 percent for at least the next year. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $151,000 or 3.1%, from $4,906,000 in the second quarter of 2000 to $5,057,000 in the second quarter of 2001. The Company reimburses a former affiliate for data processing services provided to the Company. During the second quarter of 2000, such reimbursements totaled $275,000 compared to $276,000 during the second quarter of 2001.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $300,000 during the second quarter of 2000 and the second quarter of 2001.

Depreciation and Amortization. Depreciation and amortization decreased from $2,741,000 in the second quarter of 2000 to $2,128,000 in the second quarter of 2001. Depreciation expense decreased primarily as the result of the refinancing of the Company’s four Cleveland-area facilities. On September 27, 2000, the Company terminated its capital leases for these properties and entered into new operating leases for each of the Cleveland facilities. As a result of this transaction, the Company’s annual depreciation and interest expense decreased by approximately $1,400,000 and $4,100,000, respectively, while the Company’s annual rent expense increased by approximately $5,900,000. The Company’s amortization expense decreased in the second quarter of 2001 primarily as a result of the write-off of deferred financing costs in September 2000 and the first half of 2001. The write-off of deferred financing costs in the first half of 2001 were made in connection with amendments to the Company’s bank credit facility and the financial restructuring completed in the second quarter of 2001.

Facility Rent. Facility rent expense increased by $1,573,000 from $5,648,000 in the second quarter of 2000 to $7,221,000 in the second quarter of 2001 as a result of the refinancing of the Company’s Cleveland-area facilities.

Financial Restructuring Costs. In connection with the Financial Restructuring completed in the second quarter of 2001, the Company recorded a non-recurring charge of approximately $6.9 million. The charge resulted from the write-off of unamortized deferred financing costs, related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with this event.

Interest Expense, net. Interest expense, net, decreased from $5,750,000 in the second quarter of 2000 to $3,054,000 in the second quarter of 2001. This decrease is the result of the refinancing of the Cleveland-area facilities in September 2000 and the restructuring of the Company’s Discount Notes completed in May 2001. The termination of the Cleveland-area capital leases reduced the Company’s interest expense by approximately $4,100,000 on an annual basis. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate.

Income Tax Benefit. As a result of losses incurred in the second quarter of 2000, an income tax benefit of $1,297,000 was recognized for that period. As a result of the uncertainty of future realization of deferred tax assets, for the quarter ended June 30, 2001, the Company has recorded a valuation allowance equal to the income tax benefit that would otherwise have been recorded by the Company.

Net Loss. The net loss was $2,028,000 in the second quarter of 2000 as compared to $7,734,000 in the second quarter of 2001.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 2001

Total Net Revenues. Total net revenues increased by $9,823,000 or 6.2%, from $158,390,000 in the first half of 2000 to $168,213,000 in the first half of 2001. The increase in total revenues, from 2000 to 2001, was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company’s facilities decreased from 90.4% during the first half of 2000 to 89.1% during the first half of 2001. Average net patient service revenues (including ancillary services) per patient day at the Company’s facilities increased from $161 in the first half of 2000 to $175 in the first half of 2001. The Company’s average Medicare Part A per diem rate increased from $309 per Medicare patient day in the first half of 2000 to $334 per Medicare patient day in the first half of 2001, while the Company’s average per diem Medicaid rate increased from $124 in the first half of 2000 to $131 in the first half of 2001. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA increased the prior nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-on for three of the fifteen rehabilitation services RUG categories and substituted a 6.7% add-on for all fifteen rehabilitation services RUG categories. The Balanced Budget Refinement Act of 1999 had temporarily increased the Federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. BIPA also extended the moratorium on the annual limitation on Part B therapy charges of $1,500 per beneficiary through calendar year 2002 and repealed a previous requirement to implement consolidated billing for Part B services. The current rate mechanism will stay in effect until the date on which the Centers for Medicare and Medicaid Services, previously known as Health Care Financing Administration, implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The Company believes that it is unlikely that a new PPS system will be implemented prior to October 1, 2002. Primarily as the result of the Medicare rate increases implemented on April 1, 2001, the Company’s average Medicare Part A payment rate increased from $309 per Medicare patient day during the first half of 2000 to $334 per Medicare patient day during the first half of 2001. The Company’s quality mix of private, Medicare and insurance revenues was 51.5% for the six months ended June 30, 2000 as compared to 53.5% for the six months ended June 30, 2001.

Facility Operating Expenses. Facility operating expenses increased by $9,477,000 or 7.5%, from $126,698,000 in the first half of 2000 to $136,175,000 in the first half of 2001. The overall increase in operating expenses in 2001 was primarily the result of higher expenditures for employee benefit costs and temporary nursing personnel. The increase in employee benefits costs is driven primarily by higher costs associated with maintaining the Company’s health insurance plan. Management’s discussions with benefit consultants have convinced management that inflationary pressures will increase the cost of the Company’s health plan at an annual rate of 10 to 15 percent for at least the next year. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $238,000 or 2.5%, from $9,381,000 in the first half of 2000 to $9,619,000 in the first half of 2001. The Company reimburses a former affiliate for data processing services provided to the Company. During the first half of 2000, such reimbursements totaled $550,000 compared to $551,000 during the first half of 2001.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $600,000 during the first half of 2000 and the first half of 2001.

Depreciation and Amortization. Depreciation and amortization decreased from $5,383,000 in the first half of 2000 to $4,431,000 in the first half of 2001. Depreciation expense decreased primarily as the result of the refinancing of the Company’s four Cleveland-area facilities. On September 27, 2000, the Company terminated its capital leases for these properties and entered into new operating leases for each of the Cleveland facilities. As a result of this transaction, the Company’s annual depreciation and interest expense decreased by approximately $1,400,000 and $4,100,000, respectively, while the Company’s annual rent expense increased by approximately $5,900,000. The Company’s amortization expense decreased in the first half of 2001 primarily as a result of the write-off of deferred financing costs in September 2000 and the first half of 2001. The write-off of deferred financing costs in the first half of 2001 were made in connection with amendments to the Company’s bank credit facility and the financial restructuring completed in the second quarter of 2001.

Facility Rent. Facility rent expense increased by $3,050,000, from $11,324,000 in the first half of 2000 to $14,374,000 in the first half of 2001 as a result of the refinancing of the Company’s Cleveland-area facilities.

Financial Restructuring Costs. In connection with the amendment to the Company’s bank credit facility and the Financial Restructuring completed in the first half of 2001, the Company recorded non-recurring charges totaling approximately $9.1 million. The charges resulted from the write-off of unamortized deferred financing costs, related to obtaining the Company’s bank credit facility and issuing its Discount Notes, and the recognition of various investment advisory, legal and other fees associated with completing the amendment to the bank credit facility and the Financial Restructuring.

Interest Expense, net. Interest expense, net, decreased from $11,494,000 in the first half of 2000 to $7,677,000 in the first half of 2001. This decrease is the result of the refinancing of the Cleveland-area facilities in September 2000 and the restructuring of the Company’s Discount Notes completed in May 2001.The termination of the Cleveland-area capital leases reduced the Company’s interest expense by approximately $4,100,000 on an annual basis. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate.

Income Tax Benefit. As a result of losses incurred in the first half of 2000, an income tax benefit of $2,837,000 was recognized for that period. As a result of the uncertainty of future realization of deferred tax assets, for the six months ended June 30, 2001, the Company has recorded a valuation allowance equal to the income tax benefit that would otherwise have been recorded by the Company.

Net Loss. The net loss was $4,437,000 in the first half of 2000 as compared to $14,170,000 in the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. The Company has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under a credit facility. The Company’s existing leased facilities are leased from either the owner of the facilities, from a real estate investment trust that has purchased the facilities from the owner, or through synthetic lease borrowings. The Company’s existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases that provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed purchase option price which the Company believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing the Company to realize the value appreciation of the facility while maintaining financial flexibility.

In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the “Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the “Preferred Stock”) mandatorily redeemable in 2010. Interest on the Discount Notes was to accrete at 11% per annum until August 1, 2003 and then becomes payable in cash, semi-annually in arrears, beginning on February 1, 2004. Dividends on the Preferred Stock were payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends were required to be paid in cash. In August 1998, the Company also entered into a new $250 million collateralized credit facility (the “New Credit Facility”). The terms of the New Credit Facility originally provided up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that would convert to a term loan on an annual basis on each anniversary of the closing. During the first four years of the facility, any or all of the full $250 million of availability under the facility could be used for synthetic lease financings. Proceeds of loans under the facility can be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company’s leverage ratio) at the election of the Company. The New Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

Until September 27, 2000, the Company, through a wholly-owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) that it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. As a result of this restructuring charge, the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000 and on September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity organized by Investcorp S.A. for $5.0 million that acquired the Cleveland Facilities on September 27, 2000. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company also repaid the $5.0 million loan from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) originally incurred in obtaining the Company’s New Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group that provides the New Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the New Credit Facility that also resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the New Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the New Credit Facility was originally obtained.

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

In March 2001, the Company entered into an agreement (the “Restructuring Agreement”) with Investcorp S.A. and the holders of more than a majority in interest of the Company’s Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplated that the Company would offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1) 0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the “New Notes”) each having a principal amount at maturity equal to $1,000 and an original issue price of $685.67 (assuming that the New Notes were issued on May 4, 2001), (2)  $88.2353 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company would also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company would solicit consents from holders of outstanding Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company would issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (the “New Preferred Stock”) and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

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

The reduction in the liquidation preference of the Preferred Stock was completed on May 10, 2001, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock was reduced from $57,595,000 to $576 and the amount of the reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company’s Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes (the “Note Exchange”), the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company’s Long-term Accrued Interest account. Subsequent to their issuance, the carrying amount of the New Notes increases as the result of accretion and results in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes is recognized such that a constant effective interest rate is applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes.

In connection with the Third Amendment to the New Credit Facility and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of approximately $9,000,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the New Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events approximating $4,100,000.

The New Notes were issued at a discount and interest on the New Notes accretes until August 1, 2004. Cash interest payments will be paid semi-annually in arrears beginning on February 1, 2005 based on the fully accreted value of the New Notes and a 12% cash interest payment rate. The New Notes mature on August 1, 2007. The New Preferred Stock is mandatorily redeemable on February 1, 2008. The holders of the New Preferred Stock are entitled to dividends quarterly in arrears beginning August 1, 2001 and payable in additional shares of New Preferred Stock. Warrants to purchase 4,326,641 shares of common stock at $0.01 per share were issued on May 10, 2001.

As of June 30, 2001, total borrowings under the New Credit Facility were $55,061,000 and consisted of $30,750,000 of revolver loans, $13,700,000 of synthetic lease obligations and $10,611,000 of undrawn letters of credit. As of June 30, 2001, the Company had approximately $4,939,000 of funding available under the New Credit Facility (as amended by the Third Amendment) and was not in default of the financial covenants of the New Credit Facility as amended by the Third Amendment.

The Company’s operating activities during the first half of 2000 provided net cash of $12,037,000 as compared to providing net cash of $9,465,000 during the first half 2001. Cash flows from operations in 2001 decreased as the result of non-recurring cash charges incurred in connection with completing the Third Amendment and the Financial Restructuring.

Net cash used by investing activities was $3,961,000 during the first half of 2000 as compared to $6,228,000 used during the first half of 2001. The primary use of cash for investing purposes during 2000 was to fund additions to property and equipment associated with the maintenance of the Company’s existing facilities and the development of its data processing capabilities. The primary use of cash for investing purposes during 2001 was to fund additions of property and equipment associated with the maintenance of the Company’s nursing facilities. The higher level of property additions in the second quarter of 2001 reflects significant renovations that occurred at several of the Company’s facilities during that period. These renovations were designed to maintain and enhance the facilities’ functionality and marketing appeal.

Net cash used by financing activities was $2,440,000 during the first half of 2000 as compared to $2,021,000 during the first half of 2001. Substantially all of the cash used in the first half of 2000 related to principal payments associated with the Cleveland-area facilities capital leases. The refinancing of these leases in

September 2000 eliminated the principal payments associated with the capital leases. These payments amounted to approximately $2,300,000 in the first half of 2000. The financing activities during the first half of 2001 consisted of the issuance of $15.0 million of New Preferred Stock, a payment of $15.0 million to the holders of the Discount Notes and a repayment of $2.0 million of borrowings outstanding under the New Credit Facility. As of June 30, 2001, the Company had repaid $2.0 million of the $5.0 million it is required to repay against the New Credit Facility by December 31, 2001, in accordance with the terms of the Third Amendment.

In addition to the Discount Notes, as of June 30, 2001, the Company had two mortgage loans outstanding totaling $17,307,000 and $30,750,000 in advances on its New Credit Facility. One mortgage loan had an outstanding principal balance of $15,795,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during the twelve-month base period. The Company’s other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,512,000 at June 30, 2001, of which $1,338,000 is due in 2010.

Harborside expects that its capital expenditures for 2001, excluding acquisitions of new long-term care facilities, will aggregate approximately $8,000,000. Harborside’s expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed with borrowings under the New Credit Facility, direct operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future.

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

SEASONALITY

The Company’s earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing and amount of Medicaid rate increases, seasonal census cycles, and the number of days in a given fiscal quarter.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The Company desires to take advantage of certain “safe harbor” provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

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

The Company did not experience significant changes in interest rates during the six months ended June 30, 2001. As part of the Company’s risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the six-month periods ending June 30, 2000 or June 30, 2001.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
                 None.

Item 2.     Changes in Securities

(a)  On May 10, 2001,  the Indenture  (the  “Old  Indenture”)  for the
     Company’s  11%  Senior  Subordinated  Discount  Notes due 2008 and the
     Certificate of Designation (the “Old Certificate of Designation”)
     for the Company’s  13-1/2% Exchangeable  Preferred Stock were amended.
     The general effect of such modification upon the rights of holders of these securities  was to eliminate and modify certain  restrictive  covenants and other provisions  contained in the Old Indenture and the Old Certificate of
     Designation and to  substantially  eliminate the preferences of the 13-1/2%
     Exchangeable  Preferred  Stock,  including the reduction of the liquidation preference  from $1,000 to $0.01 per share and the elimination of the right of holders to be paid future  dividends  on shares of 13-1/2%  Exchangeable
     Preferred Stock.

(b)  None.

(c)  During the fiscal  quarter ended June 30, 2001, the Company issued and sold unregistered securities as set forth below:

          (1)       On May 10, 2001, the Company completed an exchange offer for its 11%  Senior  Subordinated  Discount  Notes due 2008 (the
                    “Old   Notes”)   and  its   13-1/2%   Exchangeable
                    Preferred Stock (the “Old Preferred  Stock”).  The
                    Company issued  $100,276,000  aggregate  principal amount at maturity of its 12% Senior  Subordinated  Discount Notes due
                    2007   (the   “New   Notes”)   in   exchange   for
                    $170,000,000  aggregate  principal amount at maturity of the
                    Old Notes.  In addition,  the Company issued an aggregate of
                    2,472,219   warrants   (the   “Warrants”),    each
                    exercisable  for one  share  of the  Company’s  Class A
                    Common Stock,  par value $0.01 per share,  to holders of the
                    Old Notes and Old  Preferred  Stock.  The  Warrants  have an exercise price of $0.01 per share and are exercisable at the earliest to occur of: (i) a Change of Control (as defined in the  warrant  agreement  relating to the  warrants;  (ii) an initial public offering of the Company’s  common stock;
                    (iii) the full  redemption of all New Notes at the option of the Company; and (iv) August 1, 2009. The Company issued the
                    New Notes  and the  Warrants  in  transactions  exempt  from registration  under the  Securities  Act of 1933 in reliance upon Section 3(a)(9) thereof.

          (2)       On May 10, 2001, the Company  issued to Investcorp  S.A. (or one or more of its affiliates or designees) 15,000 shares of
                    its  13%  Convertible   Exchangeable   Preferred  Stock  and
                    1,854,422   Warrants   for  a  total   purchase   price   of
                    $15,000,000.  Each  share  of 13%  Convertible  Exchangeable
                    Preferred  Stock  is  convertible  into  150  shares  of the
                    Company’s  Class  A  Common  stock  at any  time at the
                    option of the holder. The Company issued these securities in an  offshore  transaction  occurring  outside  of the United
                    States in compliance with Regulation S promulgated under the
                    Securities Act of 1933.

                    No underwriters  were  engaged  in  connection  with any of the foregoing transactions.

     (d)  Not applicable.

Item 3.    Defaults upon Senior Securities
                 None.

Item 4.    Submission of Matters to a Vote of Security Holders

           During  the fiscal  quarter  ended June 30,  2001,  resolutions  were adopted  by  the  stockholders  of the  Company  by  written  consent
           effective   as  April  4,  2001  to  approve  an   amendment  to  the
           Company’s certificate of incorporation. The amendment was to (1)
           increase  the  authorized  number  of shares  of all  classes  of the
           Company’s  capital  stock from  19,500,000  shares to 40,500,000
           shares,   (2)  increase  the  authorized  number  of  shares  of  the
           Company’s  Class A Common Stock, par value $0.01 per share, from
           1,200,000 shares to 11,700,000 shares and (3) increase the authorized number of shares of the Company’s  Common Stock, par value $0.01 per share,  from 9,500,000  shares to 20,000,000  shares.  Holders of shares  representing  6,600,000  votes of the  7,261,332  total votes outstanding consented to the adoption of such resolutions.

Item 5.     Other Information
            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits

             Exhibit No.  Description

             3.1(e)       Amended  Certificate  of Designation of the Registrant
                          for the Redeemable  Preferred Stock (formerly known as
                          13-1/2% Exchangeable Preferred Stock)

             3.1(f)       Certificate  of  Designation of the Registrant for the
                          13% Convertible Exchangeable Preferred Stock

             4.9          Second  Supplemental  Indenture,  dated  as of May 10,
                          2001,  between  the  Registrant,   the  Guarantors  as
                          defined therein and United States Trust Company of New
                          York,   as   trustee,   relating  to  the  11%  Senior
                          Subordinated Discount Notes due 2008

             4.10         Indenture,  dated  as  of  May  10,  2001,  among  the
                          Registrant,  the  Guarantors  as defined  therein  and
                          United  States Trust  Company of New York, as trustee,
                          relating to the 12% Senior Subordinated Discount Notes
                          due 2007

             10.33        Series A Warrant Agreement,  dated as of May 10, 2001,
                          between the Registrant and United States Trust Company
                          of New York, as warrant agent

             10.34        Series B Warrant Agreement,  dated as of May 10, 2001,
                          between the Registrant and United States Trust Company
                          of New York, as warrant agent

             10.35        Warrant Registration Rights Agreement, dated as of May
                          10, 2001, by the Registrant for the benefit of holders
                          of Series A Warrants and Series B Warrants

             10.36        Preferred Stock Registration  Rights Agreement,  dated
                          as of May 10,  2001,  between the  Registrant  and the
                          investors listed on the signature pages thereto

             (b)          Reports on 8-K

                          The  Company  filed  an  8-K on  May  11,  2001
                          regarding the  completion of its exchange offer
                          for   all  of  its   outstanding   11%   Senior
                          Subordinated   Discount   Notes  due  2008  and
                          13-1/2% Exchangeable Preferred Stock.

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
                                 President and Chief Executive Officer

                                 By:   /s/ William H. Stephan
                                 ----------------------------
                                 William H. Stephan
                                 Senior Vice President and
                                 Chief Financial Officer

DATE:   August 14, 2001