Form 10-Q
period 2001-09-30
HARBORSIDE HEALTHCARE CORP
filed 2001-11-14
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No      Not Applicable

Number of shares of common stock, par value $0.01 per share outstanding as of November 10, 2001: 7,925,832.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Table of Contents

                                                                                Page
                                                                                ----

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            as of December 31, 2000 and September 30, 2001                      3

         Condensed Consolidated Statements of Operations
            for the Three Months and Nine Months ended
            September 30, 2000 and 2001                                         4

         Condensed Consolidated Statement of Changes
            in Stockholders' Deficit for the Nine Months
            ended September 30, 2001                                            5

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended September 30, 2000 and 2001               6

         Notes to Condensed Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             22

Part II  OTHER INFORMATION                                                      23

         Signatures                                                             24

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

-------

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

                                                                                      December 31,  September 30,
                                                                                            2000           2001
                                                                                       ---------      ---------
            ASSETS ...............................................................                    (unaudited)
Current assets:
  Cash and cash equivalents ......................................................     $  10,724      $   9,865
  Accounts receivable, net of allowances for doubtful
  accounts of $2,272 and $3,694, respectively ....................................        48,659         44,918
  Prepaid expenses and other .....................................................        13,180         12,688
                                                                                       ---------      ---------
    Total current assets .........................................................        72,563         67,471

Restricted cash ..................................................................         4,805          5,656
Property and equipment, net ......................................................       105,089        107,681
Deferred financing and other non-current assets, net .............................        11,253          4,494
Other assets, net ................................................................         1,900          1,000
Note receivable ..................................................................         7,487          7,487
                                                                                       ---------      ---------
    Total assets .................................................................     $ 203,097      $ 193,789
                                                                                       =========      =========

          LIABILITIES
Current liabilities:
  Current maturities of long-term debt ...........................................     $   5,250      $   3,769
  Accounts payable ...............................................................        10,883         12,814
  Employee compensation and benefits .............................................        15,865         18,046
  Other accrued liabilities ......................................................         6,301          6,533
  Accrued interest ...............................................................           470            442
  Current portion of deferred income .............................................           514            521
                                                                                       ---------      ---------
    Total current liabilities ....................................................        39,283         42,125

Long-term portion of deferred income .............................................         1,910          1,617
Long-term debt (Note D) ..........................................................       173,866        114,327
Long-term accrued interest (Note D) ..............................................          --           48,324
                                                                                       ---------      ---------
    Total liabilities ............................................................       215,059        206,393
                                                                                       ---------      ---------

13 1/2% Exchangeable preferred stock, redeemable, $.01 par value,
  250,000 shares authorized; 55,112 and 23 shares issued and outstanding,
  respectively (Note D) ..........................................................        55,112           --

13% Convertible exchangeable preferred stock, redeemable, $.01 par value with a liquidation value of $1,000 per share; 100,000 shares authorized;
  0 and 15,774 shares issued and outstanding, respectively (Note D) ..............          --           15,774

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 19,000,000 and 40,000,000 shares
  authorized, respectively, and 15,275,664 shares issued .........................           153            153
Additional paid-in capital .......................................................       191,750        188,488
Common stock in treasury, at cost, 7,349,832 shares ..............................      (183,746)      (183,746)
Accumulated deficit ..............................................................       (75,231)       (33,273)
                                                                                       ---------      ---------
    Total stockholders' deficit ..................................................       (67,074)       (28,378)
                                                                                       ---------      ---------
    Total liabilities and stockholders' deficit ..................................     $ 203,097      $ 193,789
                                                                                       =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share amounts)

                                                      For the three months ended      For the nine months ended
                                                              September 30,                September 30,
                                                   -----------------------------     -------------------------

                                                            2000           2001           2000           2001
                                                       ---------      ---------      ---------      ---------

Total net revenues ...............................     $  80,927      $  88,210      $ 239,317      $ 256,423
                                                       ---------      ---------      ---------      ---------

Expenses:
  Facility operating .............................        65,033         71,209        191,731        207,384
  General and administrative .....................         4,286          4,805         13,667         14,424
  Service charges paid to former affiliate........           295            250            845            801
  Amortization of prepaid management fee .........           300            300            900            900
  Depreciation and amortization ..................         2,613          2,117          7,996          6,548
  Facility rent ..................................         5,705          7,186         17,029         21,560
  Loss on termination of capital lease ...........         8,914           --            8,914           --
  Financial restructuring costs (Note D) .........          --             --             --            9,045
  Facility reorganization costs (Note E) .........          --              750           --              750
                                                       ---------      ---------      ---------      ---------

  Total expenses .................................        87,146         86,617        241,082        261,412
                                                       ---------      ---------      ---------      ---------

Income (loss) from operations ...................        (6,219)         1,593         (1,765)        (4,989)

Other:
  Interest expense, net ..........................         5,836          2,097         17,330          9,774
  Other expense (income) .........................          (111)           (49)           123           (138)
                                                       ---------      ---------      ---------      ---------

Loss before income taxes .........................       (11,944)          (455)       (19,218)       (14,625)
Income tax (benefit) .............................        (4,658)          --           (7,495)          --
                                                       ---------      ---------      ---------      ---------
  Net loss .......................................     $  (7,286)     $    (455)     $ (11,723)     $ (14,625)
                                                       =========      =========      =========      =========

Loss applicable to common shares:
  Net loss .......................................     $  (7,286)     $    (455)     $ (11,723)     $ (14,625)
  Preferred stock dividends ......................        (1,741)          (497)        (5,056)        (3,262)
                                                       ---------      ---------      ---------      ---------
Loss applicable to common shares .................     $  (9,027)     $    (952)     $ (16,779)     $ (17,887)
                                                       =========      =========      =========      =========

Loss per common share (Note C):
  Basic and diluted ..............................     $   (1.24)     $   (0.13)     $   (2.31)     $   (2.44)
                                                       =========      =========      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(dollars in thousands)

                                                             Additional
                                                   Common     Paid-In         Treasury       Accumulated
                                                   Stock      Capital           Stock          Deficit         Total
                                                 ----------    ----------     ---------      -----------    ----------

Stockholders' deficit, December 31, 2000 ...     $     153     $ 191,750      $(183,746)     $ (75,231)     $ (67,074)

Preferred stock dividends ..................          --          (3,262)          --             --           (3,262)

Reduction of liquidation preference and
  exchange of 131/2% exchangeable
  preferred stock (Note D) .................          --            --             --           56,583         56,583

Net loss for the nine months ended
  September 30, 2001 .......................          --            --             --          (14,625)       (14,625)
                                                 ---------     ---------      ---------      ---------      ---------

Stockholders' deficit, September 30, 2001        $     153     $ 188,488      $(183,746)     $ (33,273)     $ (28,378)
                                                 =========     =========      =========      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

                                                                                  For the nine months ended September 30,
                                                                                  ---------------------------------------
                                                                                             2000          2001
                                                                                          --------      --------
Operating activities:
  Net loss ..........................................................................     $(11,723)     $(14,625)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation of property and equipment ..........................................        6,168         5,603
    Amortization of deferred financing and other non-current assets .................        1,828           945
    Amortization of prepaid management fee ..........................................          900           900
    Amortization of deferred income .................................................         (508)         (388)
    Accretion of senior subordinated discount notes .................................        9,703         8,279
    Amortization of long-term accrued interest ......................................         --          (1,793)
    Amortization of loan costs and fees (included in rental and interest expense)....          103           107
    Loss on termination of capital lease ............................................        7,542          --
    Non cash charges related to financial restructuring .............................         --           4,896
    Accretion of interest on capital lease obligation ...............................        2,753          --
                                                                                          --------      --------
                                                                                            16,766         3,924
  Changes in operating assets and liabilities:
   Decrease in accounts receivable ..................................................        1,903         3,741
   Decrease in prepaid expenses and other ...........................................        6,810           492
   (Increase) in deferred income taxes ..............................................       (3,832)         --
   (Increase) in prepaid income taxes ...............................................         (295)         --
   Increase in accounts payable .....................................................          988         1,931
   Increase (decrease) in employee compensations and benefits .......................         (613)        2,181
   Increase (decrease) in accrued
interest ............................................................................            2           (28)
   Increase in other accrued liabilities ............................................          471           232
                                                                                          --------      --------
    Net cash provided by operating activities .......................................       22,200        12,473
                                                                                          --------      --------

Investing activities:
  Additions to property and equipment ...............................................       (5,123)       (8,195)
  Additions to deferred financing and other non-current assets ......................           (1)         (200)
  Transfers to restricted cash, net .................................................       (2,158)         (851)
                                                                                          --------      --------
    Net cash (used) by investing activities .........................................       (7,282)       (9,246)
                                                                                          --------      --------

Financing activities:
  Issuance of preferred stock .......................................................         --          15,000
  Payment to holders of subordinated debt ...........................................         --         (15,000)
  Payment on revolving line of credit ...............................................         --          (4,000)
  Receipt in connection with lease ..................................................         --             102
  Repayment of note payable to affiliate ............................................       (5,000)         --
  Payments of long-term debt ........................................................         (183)         (182)
    Principal payments of capital lease obligation ..................................       (3,084)         --
  Dividends paid on preferred stock .................................................          (13)           (6)
                                                                                          --------      --------
    Net cash (used) by financing activities .........................................       (8,280)       (4,086)
                                                                                          --------      --------

Net increase (decrease) in cash and cash equivalents ................................        6,638          (859)
Cash and cash equivalents, beginning of period ......................................        1,386        10,724
                                                                                          --------      --------
  Cash and cash equivalents, end of period ..........................................     $  8,024      $  9,865
                                                                                          ========      ========

Supplemental Disclosure:
  Interest paid .....................................................................     $  5,060      $  4,179
                                                                                          ========      ========
    Income taxes paid ...............................................................     $    130      $    112
                                                                                          ========      ========
  Accretion of preferred stock dividends ............................................     $  5,043      $  3,256
                                                                                          ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. General

Harborside Healthcare Corporation, through its subsidiaries (the “Company” or “Harborside”), provides high quality long-term care, subacute care and other specialty medical services in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of September 30, 2001, the Company operated 50 licensed long-term care facilities (18 owned, 31 leased and one managed) with a total of 6,124 licensed beds. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s filing on Form 10-K for the year ended December 31, 2000 and with the additional information provided in the Company’s filing on Form 8-K on May 11, 2001. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2001, the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 2001 and its cash flows for the nine-month periods ended September 30, 2000 and 2001. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

C. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share for the periods ended September 30, 2000 and 2001:

                                                            Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                          2000           2001           2000           2001
                                                          ----           ----           ----           ----
Numerator:
Net loss                                           $ (7,286,000)   $   (455,000)  $ (11,723,000)  $(14,625,000)
Preferred stock dividends                            (1,741,000)       (497,000)     (5,056,000)    (3,262,000)
                                                   -------------   -------------  -------------   ------------
Loss applicable to common shares                   $ (9,027,000)   $   (952,000)  $ (16,779,000)  $(17,887,000)
                                                   =============   =============  =============   ============

Denominator (for basic and diluted
 loss per common share):
Weighted average common shares outstanding             7,261,332       7,925,832      7,261,332      7,925,832
Adjustment for non-vested restricted shares                    -       (577,326)              -      (584,613)
                                                      ----------      ----------     ----------     ----------
Adjusted weighted-average shares                       7,261,332       7,348,506      7,261,332      7,341,219
                                                      ==========      ==========     ==========     ==========

Basic and diluted loss per common share               $    (1.24)     $    (0.13)    $    (2.31)    $    (2.44)
                                                      ==========      ==========     ==========     ==========

For the three-month and nine-month periods ended September 30, 2000 and 2001, the weighted-average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive:

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                           2000           2001            2000           2001
                                                           ----           ----            ----           ----
Options to purchase common stock                         611,926         109,994        620,949        109,994
Non-vested shares of restricted stock                     14,446         577,326          4,850        584,613
Conversion rights of convertible preferred stock               -       2,298,634              -      1,203,203
Warrants to purchase common stock                              -       4,326,641              -      2,282,184
                                                        --------       ---------       --------      ---------
                                                         626,372       7,312,595        625,799      4,179,994
                                                        ========       =========       ========      =========

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

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the Preferred Stock shares were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company has an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

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

The New Notes were issued at a discount and interest on the New Notes accretes until August 1, 2004. Cash interest payments will be paid semi-annually in arrears beginning on February 1, 2005 based on the fully accreted value of the New Notes and a 12% cash interest payment rate. The New Notes mature on August 1, 2007. The New Preferred Stock is mandatorily redeemable on February 1, 2008. The holders of the New Preferred Stock are entitled to dividends quarterly in arrears beginning August 1, 2001 and payable in additional shares of New Preferred Stock. Warrants to purchase a total of 4,326,641 shares of common stock at $0.01 per share were issued on May 10, 2001.

E. Facility Reorganization Costs

During the third quarter of 2001, the Company incurred a non-recurring charge of $750,000 in connection with its decision to revise the marketing approach for facilities operated through subsidiaries in Florida. The Company determined that a local community-based marketing approach would better serve the needs of these facilities. The marketing approach stresses ties to the local community and required renaming these facilities in order to emphasize this approach. In connection with this effort, the Company also restructured certain of its subsidiaries effective October 1, 2001. In order to implement this strategy, the Company incurred non-recurring marketing, legal and other expenses.

F. Condensed Consolidating Financial Information

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

The information which follows presents the condensed consolidating financial position as of September 30, 2000 and September 30, 2001; the condensed consolidating results of operations for the three-month and nine-month periods ended September 30, 2000 and 2001; and the consolidating cash flows for the nine-month periods ended September 30, 2000 and 2001 of (a) the parent company only (“the Parent”), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of December 31, 2000

(Unaudited)

(dollars in thousands)

                                                                         Parent       Guarantors     Non-Guarantors  Elimination  Consolidated
                                                                       ---------      ---------      --------------  -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents .......................................     $    --        $   9,317      $   1,407      $    --        $  10,724
  Accounts receivable, net of allowance for
   doubtful accounts of $2,272 ....................................          --           33,111         15,548           --           48,659
  Intercompany receivable .........................................       146,953           --             --         (146,953)          --
  Prepaid expenses and other ......................................         3,128          8,403          1,649           --           13,180
                                                                        ---------      ---------      ---------      ---------      ---------
   Total current assets ...........................................       150,081         50,831         18,604       (146,953)        72,563

Restricted cash ...................................................          --            4,116            689           --            4,805
Investments in limited partnerships ...............................        15,584           --            4,044        (19,628)          --
Property and equipment, net .......................................          --           85,719         19,370           --          105,089
Deferred financing and other
 non-current assets, net ..........................................         7,109          3,001          1,143           --           11,253
Other assets, net .................................................         1,900           --             --             --            1,900
Note receivable ...................................................          --            7,487           --             --            7,487
                                                                        ---------      ---------      ---------      ---------      ---------
   Total assets ...................................................     $ 174,674      $ 151,154      $  43,850      $(166,581)     $ 203,097
                                                                        =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt ............................     $   5,000      $      22      $     228      $      -       $   5,250
  Accounts payable ................................................          --            8,331          2,552           --           10,883
  Intercompany payable ............................................          --          119,147         11,543       (130,690)          --
  Employee compensation and benefits ..............................          --           12,293          3,572           --           15,865
  Other accrued liabilities .......................................          --            5,364            937           --            6,301
  Accrued interest ................................................           470           --             --             --              470
  Current portion of deferred income ..............................          --             --             --              514            514
                                                                        ---------      ---------      ---------      ---------      ---------
   Total current liabilities ......................................         5,470        145,157         18,832       (130,176)        39,283

Long-term portion of deferred income ..............................          --              582          1,842           (514)         1,910
Long-term debt ....................................................       156,692          1,498         15,676           --          173,866
                                                                        ---------      ---------      ---------      ---------      ---------
   Total liabilities ..............................................       162,162        147,237         36,350       (130,690)       215,059
                                                                        ---------      ---------      ---------      ---------      ---------

13 1/2% Exchangeable preferred stock, redeemable,
 $.01 par value with a liquidation value of
 $1,000 per share; 250,000 shares authorized;
 55,112 issued and outstanding ....................................        55,112           --             --             --           55,112

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000
  shares authorized, 15,275,664 shares issued .....................           153          2,569          3,885         (6,454)           153
Additional paid-in capital ........................................       191,524           --             --              226        191,750
Common stock in treasury, at cost, 7,349,832 shares................      (183,746)          --             --             --         (183,746)
Retained earnings (accumulated deficit) ...........................       (50,531)       (23,407)        (3,459)         2,166        (75,231)
Partners' equity ..................................................          --           24,755          7,074        (31,829)          --
                                                                        ---------      ---------      ---------      ---------      ---------
   Total stockholders' equity (deficit) ...........................       (42,600)         3,917          7,500        (35,891)       (67,074)
                                                                        ---------      ---------      ---------      ---------      ---------
   Total liabilities and stockholders' equity (deficit)                 $ 174,674      $ 151,154      $  43,850      $(166,581)     $ 203,097
                                                                        =========      =========      =========      =========      =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of September 30, 2001

(Unaudited)

(dollars in thousands)

                                                                  Parent       Guarantors     Non-Guarantors Elimination    Consolidated
                                                                 ---------      ---------      ---------      ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents ................................     $    --        $   7,842      $   2,023      $    --        $   9,865
  Accounts receivable, net of allowance for
   doubtful accounts of $3,694 .............................          --           29,684         15,234           --           44,918
  Intercompany receivable ..................................       145,466           --             --         (145,466)          --
  Prepaid expenses and other ...............................         1,262          9,686          1,740           --           12,688
                                                                 ---------      ---------      ---------      ---------      ---------
   Total current assets ....................................       146,728         47,212         18,997       (145,466)        67,471

Restricted cash ............................................          --            4,922            734           --            5,656
Investment in limited partnership ..........................        15,584           --            4,044        (19,628)          --
Property and equipment, net ................................          --           86,568         21,113           --          107,681
Deferred financing and other
  non-current assets, net ..................................           729          2,797            968           --            4,494
Other assets, net ..........................................         1,000           --             --             --            1,000
Note receivable ............................................          --            7,487           --             --            7,487
                                                                 ---------      ---------      ---------      ---------      ---------
   Total assets ............................................     $ 164,041      $ 148,986      $  45,856      $(165,094)     $ 193,789
                                                                 =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt .....................     $   3,500      $      22      $     247      $    --        $   3,769
Accounts payable ...........................................             1         10,688          2,125           --           12,814
Intercompany payable .......................................          --          114,297         15,045       (129,342)          --
Employee compensation and benefits .........................          --           14,690          3,356           --           18,046
Other accrued liabilities ..................................          --            5,109          1,424           --            6,533
Accrued interest ...........................................           442           --             --             --              442
Current portion of deferred income .........................          --             --             --              521            521
                                                                 ---------      ---------      ---------      ---------      ---------

   Total current liabilities ...............................         3,943        144,806         22,197       (128,821)        42,125

Long-term portion of deferred income .......................          --              572          1,566           (521)         1,617
Long-term debt .............................................        97,355          1,484         15,488           --          114,327
Long-term accrued interest .................................        48,324           --             --             --           48,324
                                                                 ---------      ---------      ---------      ---------      ---------
   Total liabilities .......................................       149,622        146,862         39,251       (129,342)       206,393
                                                                 ---------      ---------      ---------      ---------      ---------

13% Convertible exchangeable preferred stock,
   redeemable,  $.01 par value with a liquidation
   value of $1,000 per share; 100,000 shares
   authorized; 15,774 shares issued and outstanding.........        15,774           --             --             --           15,774

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 40,000,000
    shares authorized; 15,275,664 shares issued ............           153          2,569          3,885         (6,454)           153
Additional paid-in capital .................................       188,261           --             --              227        188,488
Common stock in treasury, at cost, 7,349,832 shares.........      (183,746)          --             --             --         (183,746)

Retained earnings (accumulated deficit) ....................        (6,023)       (25,200)        (4,354)         2,304        (33,273)
Partners' equity ...........................................          --           24,755          7,074        (31,829)          --
                                                                 ---------      ---------      ---------      ---------      ---------

   Total stockholders' equity (deficit) ....................        (1,355)         2,124          6,605        (35,752)       (28,378)
                                                                 ---------      ---------      ---------      ---------      ---------
   Total liabilities and stockholders' equity (deficit) ....     $ 164,041      $ 148,986      $  45,856      $(165,094)     $ 193,789
                                                                 =========      =========      =========      =========      =========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2000

(Unaudited)

(dollars in thousands)

                                                          Parent      Guarantors Non-Guarantors  Elimination   Consolidated
                                                         --------      --------      --------      --------      --------

Total net revenues .................................     $   --        $ 56,042      $ 25,325      $   (440)     $ 80,927
                                                         --------      --------      --------      --------      --------

Expenses:
  Facility operating ...............................         --          43,883        21,590          (440)       65,033
  General and administrative .......................           13         4,273          --            --           4,286
  Service charges paid to former affiliate .........         --             295          --            --             295
  Amortization of prepaid management fee ...........          300          --            --            --             300
  Depreciation and amortization ....................          452         1,673           488          --           2,613
  Facility rent ....................................         --           3,570         2,135          --           5,705
  Loss on termination of capital lease .............         --           8,914          --            --           8,914
  Management fees paid to affiliates ...............         --          (1,499)        1,499          --            --
                                                         --------      --------      --------      --------      --------
   Total expenses ..................................          765        61,109        25,712          (440)       87,146
                                                         --------      --------      --------      --------      --------

Income (loss) from operations ......................         (765)       (5,067)          387          --          (6,219)

Other:
  Interest expense, net ............................        1,025         4,397           414          --           5,836
  Other (income) ...................................         --            --            --            (111)         (111)
                                                         --------      --------      --------      --------      --------

Income (loss) before income taxes ..................       (1,790)       (9,464)         (801)          111       (11,944)
Income tax expense (benefit) .......................         (699)       (3,708)         (312)           61        (4,658)
                                                         --------      --------      --------      --------      --------
  Net income (loss) ................................     $ (1,091)     $ (5,756)     $   (489)     $     50      $ (7,286)
                                                         ========      ========      ========      ========      ========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2001

(Unaudited)

(dollars in thousands)

                                                          Parent      Guarantors Non-Guarantors  Elimination   Consolidated
                                                         --------      --------      --------      --------      --------

Total net revenues .................................     $   --        $ 63,466      $ 26,493      $ (1,749)     $ 88,210
                                                         --------      --------      --------      --------      --------

Expenses:
Facility operating .................................         --          51,030        21,928        (1,749)       71,209
General and administrative .........................           21         4,784          --            --           4,805
Service charges paid to former affiliate ...........         --             250          --            --             250
Amortization of prepaid management fee .............          300          --            --            --             300
Depreciation and amortization ......................           52         1,522           543          --           2,117
  Facility rent ....................................         --           4,953         2,233          --           7,186
  Facility reorganization costs ....................         --             750          --            --             750
  Management fees paid to affiliates ...............         --          (1,550)        1,550          --            --
                                                         --------      --------      --------      --------      --------
   Total expenses ..................................          373        61,739        26,254        (1,749)       86,617
                                                         --------      --------      --------      --------      --------

Income (loss) from operations ......................         (373)        1,727           239          --           1,593

Other:
  Interest expense, net ............................          278         1,316           503          --           2,097
  Other (income) ...................................         --            --            --             (49)          (49)
                                                         --------      --------      --------      --------      --------

Income (loss) before income taxes ..................         (651)          411          (264)           49          (455)
Income tax expense .................................         --            --            --            --            --
                                                         --------      --------      --------      --------      --------
  Net income (loss) ................................     $   (651)     $    411      $   (264)     $     49      $   (455)
                                                         ========      ========      ========      ========      ========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2000

(Unaudited)

(dollars in thousands)

                                                          Parent       Guarantors  Non-Guarantors    Elimination    Consolidated
                                                         ---------      ---------      ---------      ---------      ---------

Total net revenues .................................     $    --        $ 164,213      $  76,080      $    (976)     $ 239,317
                                                         ---------      ---------      ---------      ---------      ---------

Expenses:
 Facility operating ................................          --          130,255         62,452           (976)       191,731
 General and administrative ........................            20         13,647           --             --           13,667
 Service charges paid to former affiliate ..........          --              845           --             --              845
 Amortization of prepaid management fee ............           900           --             --             --              900
 Depreciation and amortization .....................         1,356          5,199          1,441           --            7,996
 Facility rent .....................................          --           10,572          6,457           --           17,029
 Loss on termination of capital lease ..............          --            8,914           --             --            8,914
 Management fees paid to affiliates ................          --           (4,494)         4,494           --             --
                                                         ---------      ---------      ---------      ---------      ---------
  Total expenses ...................................         2,276        164,938         74,844           (976)       241,082
                                                         ---------      ---------      ---------      ---------      ---------

Income (loss) from operations ......................        (2,276)          (725)         1,236           --           (1,765)

Other:
  Interest expense, net ............................         2,985         13,087          1,258           --           17,330
  Other expense ....................................          --             --             --              123            123
                                                         ---------      ---------      ---------      ---------      ---------

Loss before income taxes ...........................        (5,261)       (13,812)           (22)          (123)       (19,218)
Income tax benefit .................................        (2,052)        (5,386)            (9)           (48)        (7,495)
                                                         ---------      ---------      ---------      ---------      ---------
  Net loss .........................................     $  (3,209)     $  (8,426)     $     (13)     $     (75)     $ (11,723)
                                                         =========      =========      =========      =========      =========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2001

(Unaudited)

(dollars in thousands)

                                                          Parent       Guarantors  Non-Guarantors    Elimination    Consolidated
                                                         ---------      ---------      ---------      ---------      ---------

Total net revenues .................................     $    --        $ 181,868      $  78,976      $  (4,421)     $ 256,423
                                                         ---------      ---------      ---------      ---------      ---------

Expenses:
  Facility operating ...............................          --          146,067         65,738         (4,421)       207,384
  General and administrative .......................            57         14,367           --             --           14,424
  Service charges paid to former affiliate .........          --              801           --             --              801
  Amortization of prepaid management fee ...........           900           --             --             --              900
  Depreciation and amortization ....................           473          4,514          1,561           --            6,548
  Facility rent ....................................          --           14,981          6,579           --           21,560
  Financial restructuring costs ....................         8,645            400           --             --            9,045
  Facility reorganization costs ....................          --              750           --             --              750
  Management fees paid to affiliates ...............          --           (4,682)         4,682           --             --
                                                         ---------      ---------      ---------      ---------      ---------
   Total expenses ..................................        10,075        177,198         78,560         (4,421)       261,412
                                                         ---------      ---------      ---------      ---------      ---------

Income (loss) from operations ......................       (10,075)         4,670            416           --           (4,989)

Other:
  Interest expense, net ............................         2,000          6,463          1,311           --            9,774
  Other (income) ...................................          --             --             --             (138)          (138)
                                                         ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes ..................       (12,075)        (1,793)          (895)           138        (14,625)
Income tax expense .................................          --             --             --             --             --
                                                         ---------      ---------      ---------      ---------      ---------
  Net income (loss) ................................     $ (12,075)     $  (1,793)     $    (895)     $     138      $ (14,625)
                                                         =========      =========      =========      =========      =========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2000

(Unaudited)

(dollars in thousands)

                                                              Parent     Guarantors  Non-Guarantors     Elimination    Consolidated
                                                             --------      --------      --------      ---------------     --------
Operating activities:
   Net cash provided by operating activities: ..........     $  5,014      $ 15,099      $  2,087      $          --       $ 22,200
                                                             --------      --------      --------      ---------------     --------

Investing activities:
  Additions to property and equipment ..................         --          (3,620)       (1,503)                --         (5,123)
  Additions to deferred financing and other
   non-current assets ..................................           (1)         --            --                   --             (1)
  Transfers (to) restricted cash, net ..................         --          (2,100)          (58)                --         (2,158)
                                                             --------      --------      --------      ---------------     --------
   Net cash (used) by investing activities .............           (1)       (5,720)       (1,561)                --         (7,282)
                                                             --------      --------      --------      ---------------     --------

Financing activities:
  Repayment of note payable to affiliate ...............       (5,000)         --            --                   --         (5,000)
  Payments of long-term debt ...........................         --             (34)         (149)                --           (183)
  Principal payments of capital lease obligation .......         --          (3,084)         --                   --         (3,084)
  Dividends paid on exchangeable preferred stock .......          (13)         --            --                   --            (13)
                                                             --------      --------      --------      ---------------     --------
   Net cash (used) by financing activities .............       (5,013)       (3,118)         (149)                --         (8,280)
                                                             --------      --------      --------      ---------------     --------

Net increase in cash and cash equivalents ..............         --           6,261           377                 --          6,638
Cash and cash equivalents, beginning of period .........         --             355         1,031                 --          1,386
                                                             --------      --------      --------      ---------------     --------
  Cash and cash equivalents, end of period .............     $   --        $  6,616      $  1,408      $          --       $  8,024
                                                             ========      ========      ========      ===============     ========

Supplemental Disclosure:
  Interest paid ........................................     $    872      $  3,821      $    367      $          --       $  5,060
                                                             ========      ========      ========      ===============     ========
  Income taxes paid ....................................     $    130      $   --        $   --        $          --       $    130
                                                             ========      ========      ========      ===============     ========
  Accretion of preferred stock dividends ...............     $  5,043      $   --        $   --        $          --       $  5,043
                                                             ========      ========      ========      ===============     ========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2001

(Unaudited)

(dollars in thousands)

                                                              Parent     Guarantors  Non-Guarantors  Elimination   Consolidated
                                                             --------      --------    -----------    --------      --------
Operating activities:
   Net cash provided by operating activities: ..........     $  3,904      $  4,594      $  3,975     $   --        $ 12,473
                                                             --------      --------      --------     --------      --------

Investing activities:
  Additions to property and equipment ..................         --          (5,050)       (3,145)        --          (8,195)
  Additions to deferred financing and other
   non-current assets ..................................         --            (200)         --           --            (200)
  Transfers to restricted cash, net ....................         --            (806)          (45)        --            (851)
                                                             --------      --------      --------     --------      --------
   Net cash (used) by investing activities .............         --          (6,056)       (3,190)        --          (9,246)
                                                             --------      --------      --------     --------      --------

Financing activities:
  Issuance of preferred stock ..........................       15,000          --            --           --          15,000
  Payment to holders of subordinated debt ..............      (15,000)         --            --           --         (15,000)
  Payment on revolving line of credit ..................       (4,000)         --            --           --          (4,000)
  Receipt in connection with lease .....................          102          --            --           --             102
  Payments of long-term debt ...........................         --             (13)         (169)        --            (182)
  Dividends paid on preferred stock ....................           (6)         --            --           --              (6)
                                                             --------      --------      --------     --------      --------
   Net cash (used) by financing activities .............       (3,904)          (13)         (169)        --          (4,086)
                                                             --------      --------      --------     --------      --------

Net increase (decrease) in cash and cash equivalents ...         --          (1,475)          616        --             (859)

Cash and cash equivalents, beginning of period .........         --           9,317         1,407        --           10,724
                                                             --------      --------      --------     --------      --------
  Cash and cash equivalents, end of period .............     $   --        $  7,842      $  2,023     $  --         $  9,865
                                                             ========      ========      ========     ========      ========

Supplemental Disclosure:
  Interest paid ........................................     $    855      $  2,763      $    561     $  --         $  4,179
                                                             ========      ========      ========     ========      ========
  Income taxes paid ....................................     $    112      $    -        $    --      $  --         $    112
                                                             ========      ========      ========     ========      ========
  Accretion of preferred stock dividends ...............     $  3,256      $    -        $    --      $  --         $  3,256
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

OVERVIEW

Harborside Healthcare Corporation, through its subsidiaries, (“Harborside” or the “Company”), is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of September 30, 2001, the Company operated 50 facilities (18 owned, 31 leased and one managed) with a total of 6,124 licensed beds. As described in Note A to the unaudited condensed consolidated financial statements included elsewhere in this report, the Company accounts for its investment in one of its owned facilities using the equity method of accounting. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer’s and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities.

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                                            As of September 30,
                                                   ---------------------------------
                                                         2000             2001
                                                         ----             ----

Facilities operated (1)                                    50               50
Licensed beds (1)                                       6,124            6,124

  The following table sets forth certain operating data for the periods indicated:

                             For the three months ended         For the nine months ended
                                     September 30,                     September 30,

                                   2000         2001                  2000         2001
                                   ----         ----                  ----         ----
     Patient days (2):
       Private and other         115,761      105,083               343,010      313,113
       Medicare                   56,421       73,749               179,541      217,259
       Medicaid                  313,695      301,602               932,343      898,624
                                 -------      -------             ---------    ---------
     Total                       485,877      480,434             1,454,894    1,428,996
                                 =======      =======             =========    =========

     Total net revenues:
       Private and other           26.0%        22.5%                 26.2%        22.8%
       Medicare                    23.8%        30.8%                 24.7%        30.6%
       Medicaid                    50.2%        46.7%                 49.1%        46.6%
                                 -------      -------               -------      -------
     Total                        100.0%       100.0%                100.0%       100.0%
                                 =======      =======               =======       ======

     Average Occupancy Rate (3)    89.7%        88.8%                  90.2%       89.0%
     Quality Mix (4)               49.8%        53.3%                  50.9%       53.4%

(1)  Includes one managed  facility with 106 licensed beds on September 30, 2000 and September 30, 2001.
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

The Company’s facility operating expenses consist primarily of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include the cost of rehabilitation therapy services, medical and pharmacy supplies, food, utilities, insurance and taxes. The Company’s general and administrative expenses include costs associated with its regional and corporate operations.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 2001

Total Net Revenues. Total net revenues increased by $7,283,000 or 9.0%, from $80,927,000 in the third quarter of 2000 to $88,210,000 in the third quarter of 2001. The increase in total revenues, from 2000 to 2001, was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company’s facilities decreased from 89.7% during the third quarter of 2000 to 88.8% during the third quarter of 2001. Average net patient service revenues (including ancillary services) per patient day at the Company’s facilities increased from $164 in the third quarter of 2000 to $181 in the third quarter of 2001. The Company’s average Medicare Part A per diem rate increased from $323 per Medicare patient day in the third quarter of 2000 to $344 per Medicare patient day in the third quarter of 2001, while the Company’s average per diem Medicaid rate increased from $129 in the third quarter of 2000 to $136 in the third quarter of 2001. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA increased the prior nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-on for three of the fifteen rehabilitation services RUG categories and substituted a 6.7% add-on for all fifteen rehabilitation services RUG categories. The Balanced Budget Refinement Act of 1999 had temporarily increased the Federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. BIPA also extended the moratorium on the annual limitation on Part B therapy charges of $1,500 per beneficiary through calendar year 2002 and repealed a previous requirement to implement consolidated billing for Part B services. The current rate mechanism will stay in effect until the date on which the Centers for Medicare and Medicaid Services (“CMS”), previously known as Health Care Financing Administration, implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The Company believes that it is unlikely that a new PPS system will be implemented prior to October 1, 2002. Primarily as the result of the Medicare rate increases implemented on April 1, 2001, the Company’s average Medicare Part A payment rate increased from $323 per Medicare patient day during the third quarter of 2000 to $344 per Medicare patient day during the third quarter of 2001. The Company’s quality mix of private, Medicare and insurance revenues was 49.8% for the three months ended September 30, 2000 as compared to 53.3% for the three months ended September 30, 2001.

Facility Operating Expenses. Facility operating expenses increased by $6,176,000 or 9.5%, from $65,033,000 in the third quarter of 2000 to $71,209,000 in the third quarter of 2001. The overall increase in operating expenses in 2001 was primarily the result of higher expenditures for employee benefit costs and temporary nursing personnel. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $519,000, from $4,286,000 in the third quarter of 2000 to $4,805,000 in the third quarter of 2001. The Company reimburses a former affiliate for data processing services provided to the Company. During the third quarter of 2000, such reimbursements totaled $295,000 compared to $250,000 during the third quarter of 2001.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $300,000 during the third quarter of 2000 and the third quarter of 2001.

Depreciation and Amortization. Depreciation and amortization decreased from $2,613,000 in the third quarter of 2000 to $2,117,000 in the third quarter of 2001. Depreciation expense decreased primarily as the result of the refinancing of the Company’s four Cleveland-area facilities. On September 27, 2000, the Company terminated its capital leases for these properties and entered into new operating leases for each of the Cleveland facilities. As a result of this transaction, the Company’s annual depreciation and interest expense decreased by approximately $1,400,000 and $4,100,000, respectively, while the Company’s annual rent expense increased by approximately $5,900,000. The Company’s amortization expense decreased in the third quarter of 2001 primarily as a result of the write-off of deferred financing costs in September 2000 and the first half of 2001. The write-off of deferred financing costs in the first half of 2001 were made in connection with amendments to the Company’s bank credit facility and the financial restructuring completed in the second quarter of 2001.

Facility Rent. Facility rent expense increased by $1,481,000 from $5,705,000 in the third quarter of 2000 to $7,186,000 in the third quarter of 2001 as a result of the refinancing of the Company’s Cleveland-area facilities.

Facility Reorganization Costs. During the third quarter of 2001, the Company incurred a non-recurring charge of $750,000 in connection with its decision to revise the marketing approach for facilities operated through subsidiaries in Florida. The Company determined that a local community-based marketing approach would better serve the needs of these facilities. The marketing approach stresses ties to the local community and required renaming these facilities in order to emphasize this approach. In connection with this effort, the Company also restructured certain of its subsidiaries effective October 1, 2001. In order to implement this strategy, the Company incurred non-recurring marketing, legal and other expenses.

Interest Expense, net. Interest expense, net, decreased from $5,836,000 in the third quarter of 2000 to $2,097,000 in the third quarter of 2001. This decrease is the result of the refinancing of the Cleveland-area facilities in September 2000 and the restructuring of the Company’s Discount Notes completed in May 2001. The termination of the Cleveland-area capital leases reduced the Company’s interest expense by approximately $4,100,000 on an annual basis. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate.

Income Tax Benefit. As a result of losses incurred in the third quarter of 2000, an income tax benefit of $4,658,000 was recognized for that period. As a result of the uncertainty of future realization of deferred tax assets, for the quarter ended September 30, 2001, the Company has recorded a valuation allowance equal to the income tax benefit that would otherwise have been recorded by the Company.

Net Loss. The net loss was $7,286,000 in the third quarter of 2000 as compared to $455,000 in the third quarter of 2001.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 2001

Total Net Revenues. Total net revenues increased by $17,106,000 or 7.2%, from $239,317,000 in the first nine months of 2000 to $256,423,000 in the first nine months of 2001. The increase in total revenues, from 2000 to 2001, was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company’s facilities decreased from 90.2% during the first nine months of 2000 to 89.0% during the first nine months of 2001. Average net patient service revenues (including ancillary services) per patient day at the Company’s facilities increased from $162 in the first nine months of 2000 to $177 in the first nine months of 2001. The Company’s average Medicare Part A per diem rate increased from $313 per Medicare patient day in the first nine months of 2000 to $338 per Medicare patient day in the first nine months of 2001, while the Company’s average per diem Medicaid rate increased from $126 in the first nine months of 2000 to $133 in the first nine months of 2001. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA increased the prior nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-on for three of the fifteen rehabilitation services RUG categories and substituted a 6.7% add-on for all fifteen rehabilitation services RUG categories. The Balanced Budget Refinement Act of 1999 had temporarily increased the Federal per diem rates by 20% for fifteen acuity categories beginning on April 1, 2000. BIPA also extended the moratorium on the annual limitation on Part B therapy charges of $1,500 per beneficiary through calendar year 2002 and repealed a previous requirement to implement consolidated billing for Part B services. The current rate mechanism will stay in effect until the date on which the Centers for Medicare and Medicaid Services (“CMS”), previously known as Health Care Financing Administration, implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The Company believes that it is unlikely that a new PPS system will be implemented prior to October 1, 2002. Primarily as the result of the Medicare rate increases implemented on April 1, 2001, the Company’s average Medicare Part A payment rate increased from $313 per Medicare patient day during the first nine months of 2000 to $338 per Medicare patient day during the first nine months of 2001. The Company’s quality mix of private, Medicare and insurance revenues was 50.9% for the nine months ended September 30, 2000 as compared to 53.4% for the nine months ended September 30, 2001.

Facility Operating Expenses. Facility operating expenses increased by $15,653,000 or 8.2%, from $191,731,000 in the first nine months of 2000 to $207,384,000 in the first nine months of 2001. The overall increase in operating expenses in 2001 was primarily the result of higher expenditures for employee benefit costs and temporary nursing personnel. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $757,000, from $13,667,000 in the first nine months of 2000 to $14,424,000 in the first nine months of 2001. The Company reimburses a former affiliate for data processing services provided to the Company. During the first nine months of 2000, such reimbursements totaled $845,000 compared to $801,000 during the first nine months of 2001.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $900,000 during the first nine months of 2000 and the first nine months of 2001.

Depreciation and Amortization. Depreciation and amortization decreased from $7,996,000 in the first nine months of 2000 to $6,548,000 in the first nine months of 2001. Depreciation expense decreased primarily as the result of the refinancing of the Company’s four Cleveland-area facilities. On September 27, 2000, the Company terminated its capital leases for these properties and entered into new operating leases for each of the Cleveland facilities. As a result of this transaction, the Company’s annual depreciation and interest expense decreased by approximately $1,400,000 and $4,100,000, respectively, while the Company’s annual rent expense increased by approximately $5,900,000. The Company’s amortization expense decreased in the first nine months of 2001 primarily as a result of the write-off of deferred financing costs in September 2000 and the first half of 2001. The write-off of deferred financing costs in the first half of 2001 were made in connection with amendments to the Company’s bank credit facility and the financial restructuring completed in the second quarter of 2001.

Facility Rent. Facility rent expense increased by $4,531,000, from $17,029,000 in the first nine months of 2000 to $21,560,000 in the first nine months of 2001 as a result of the refinancing of the Company’s Cleveland-area facilities.

Financial Restructuring Costs. In connection with the amendment to the Company’s bank credit facility and the financial restructuring completed in the first half of 2001, the Company recorded non-recurring charges totaling $9,045,000. The charges resulted from the write-off of unamortized deferred financing costs, related to obtaining the Company’s bank credit facility and issuing its Discount Notes, and the recognition of various investment advisory, legal and other fees associated with completing the amendment to the bank credit facility and the financial restructuring.

Loss on Termination of Capital Lease. In connection with the termination of a capital lease during the third quarter of 2000, the Company recorded a non-recurring charge of $8,914,000. The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5,700,000) and the write-off of deferred financing costs ($1,800,000) related to the Company’s bank credit facility.

Facility Reorganization Costs. During the third quarter of 2001, the Company incurred a non-recurring charge of $750,000 in connection with its decision to revise the marketing approach for facilities operated through subsidiaries in Florida. The Company determined that a local community-based marketing approach would better serve the needs of these facilities. The marketing approach stresses ties to the local community and required renaming these facilities in order to emphasize this approach. In connection with this effort, the Company also restructured certain of its subsidiaries effective October 1, 2001. In order to implement this strategy, the Company incurred non-recurring marketing, legal and other expenses.

Interest Expense, net. Interest expense, net, decreased from $17,330,000 in the first nine months of 2000 to $9,774,000 in the first nine months of 2001. This decrease is the result of the refinancing of the Cleveland-area facilities in September 2000 and the restructuring of the Company’s Discount Notes completed in May 2001. The termination of the Cleveland-area capital leases reduced the Company’s interest expense by approximately $4,100,000 on an annual basis. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate.

Income Tax Benefit. As a result of losses incurred in the first nine months of 2000, an income tax benefit of $7,495,000 was recognized for that period.

As a result of the uncertainty of future realization of deferred tax assets, for the nine months ended September 30, 2001, the Company has recorded a valuation allowance equal to the income tax benefit that would otherwise have been recorded by the Company.

Net Loss. The net loss was $11,723,000 in the first nine months of 2000 as compared to $14,625,000 in the first nine months of 2001.

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

In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the “Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the “Preferred Stock”) mandatorily redeemable in 2010. Interest on the Discount Notes was to accrete at 11% per annum until August 1, 2003 and then become payable in cash, semi-annually in arrears, beginning on February 1, 2004. Dividends on the Preferred Stock were payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends were required to be paid in cash. In August 1998, the Company also entered into a new $250 million collateralized credit facility (the “New Credit Facility”). The terms of the New Credit Facility originally provided up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that would convert to a term loan on an annual basis on each anniversary of the closing. During the first four years of the facility, any or all of the full $250 million of availability under the facility could be used for synthetic lease financings. Proceeds of loans under the facility can be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company’s leverage ratio) at the election of the Company. The New Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the New Credit Facility to a predetermined multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

Until September 27, 2000, the Company, through a wholly-owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) that it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. As a result of this restructuring charge, the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000 and on September 27, 2000 the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity organized by Investcorp S.A. for $5.0 million that acquired the Cleveland Facilities on September 27, 2000. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company also repaid the $5.0 million loan from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) originally incurred in obtaining the Company’s New Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group that provides the New Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the New Credit Facility that also resulted in a permanent reduction of the Company’s maximum borrowings under the New Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the New Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the New Credit Facility was originally obtained.

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

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company has an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

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

In connection with the Third Amendment to the New Credit Facility and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the New Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events approximating $4,100,000.

The New Notes were issued at a discount and interest on the New Notes accretes until August 1, 2004. Cash interest payments will be paid semi-annually in arrears beginning on February 1, 2005 based on the fully accreted value of the New Notes and a 12% cash interest payment rate. The New Notes mature on August 1, 2007. The New Preferred Stock is mandatorily redeemable on February 1, 2008. The holders of the New Preferred Stock are entitled to dividends quarterly in arrears beginning August 1, 2001 and payable in additional shares of New Preferred Stock. Warrants to purchase a total of 4,326,641 shares of common stock at $0.01 per share were issued on May 10, 2001.

As of September 30, 2001, total borrowings under the New Credit Facility were $53,061,000 and consisted of $28,750,000 of revolver loans, $13,700,000 of synthetic lease obligations and $10,611,000 of undrawn letters of credit. As of September 30, 2001, the Company had approximately $6,939,000 of funding available under the New Credit Facility (as amended by the Third Amendment) and was not in default of the financial covenants of the New Credit Facility as amended by the Third Amendment.

The Company’s operating activities during the first nine months of 2000 provided net cash of $22,200,000 as compared to providing net cash of $12,473,000 during the first nine months of 2001. Cash flows from operations in 2001 decreased as the result of non-recurring cash charges incurred in connection with completing the Third Amendment and the Financial Restructuring.

Net cash used by investing activities was $7,282,000 during the first nine months of 2000 as compared to $9,246,000 used during the first nine months of 2001. The primary use of cash for investing purposes during 2000 was to fund additions to property and equipment associated with the maintenance of the Company’s existing facilities and the development of its data processing capabilities. The primary use of cash for investing purposes during 2001 was to fund additions of property and equipment associated with the maintenance of the Company’s nursing facilities

Net cash used by financing activities was $8,280,000 during the first nine months of 2000 as compared to $4,086,000 during the first nine months of 2001. During the first nine months of 2000, the Company repaid a $5,000,000 note payable from an affiliate of Investcorp S.A. Substantially all of the remaining cash used in the first nine months of 2000 related to principal payments associated with the Cleveland-area facilities capital leases. The refinancing of these leases in September 2000 eliminated the principal payments associated with the capital leases. The financing activities during the first nine months of 2001 consisted of the issuance of $15.0 million of New Preferred Stock, a payment of $15.0 million to the holders of the Discount Notes and a repayment of $4.0 million of borrowings outstanding under the New Credit Facility. As of September 30, 2001, the Company had repaid $4.0 million of the $5.0 million it is required to repay against the New Credit Facility by December 31, 2001, in accordance with the terms of the Third Amendment.

As of September 30, 2001, in addition to the Discount Notes (which had an accreted balance of $72,104,000), the Company had two mortgage loans outstanding totaling $17,242,000 and $28,750,000 in advances on its New Credit Facility. One mortgage loan had an outstanding principal balance of $15,735,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the operating revenues of the four mortgaged facilities in each applicable year and operating revenues during the twelve-month base period. The Company’s other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,507,000 at September 30, 2001, of which $1,338,000 is due in 2010.

Harborside expects that its capital expenditures for 2001, excluding acquisitions of new long-term care facilities, will aggregate approximately $10,000,000. Harborside’s expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed with borrowings under the New Credit Facility, direct operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future.

The Company’s general and professional liability insurance policy expired on September 1, 2001. Given the overall state of the professional and general liability insurance market for the long-term care industry and the lack of available underwriters in the State of Florida, the Company determined that effective September 1, 2001 it would be more cost effective to assume a higher level of retained risk. As a result, the Company implemented a new professional liability program effective on that date that resulted in the Company becoming self-insured with respect to Florida facilities. With respect to the non-Florida facilities, the Company retains insurance with unaffiliated commercial insurance companies in amounts and with deductibles which management believes are sufficient for its operations. At this time, the Company estimates that its annual cost for professional and general liability insurance will increase from approximately $2,500,000 under the prior program to approximately $6,500,000 under the new program. There can be no assurance, however, that the coverage limits of the Company's insurance program will be adequate or that insurance will continue to be available to the Company in the future. Although this year the State of Florida has implemented certain tort reforms related to professional liability claims, the Company is unable at this time to quantify the likely effect of this legislation on the Company's claims experience.

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

The Company did not experience significant changes in interest rates during the nine months ended September 30, 2001. As part of the Company’s risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the nine-month periods ending September 30, 2000 or September 30, 2001.

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

                     None.

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

                                    Harborside Healthcare Corporation

                                    By:    /s/ Stephen L. Guillard
                                           -------------------------
                                               Stephen L. Guillard
                                               Chairman and
                                               Chief Executive Officer

                                    By:   /s/ William H. Stephan
                                              ------------------
                                              William H. Stephan
                                              Senior Vice President and
                                              Chief Financial Officer

DATE:   November 14, 2001