Form 10-K
period 2001-12-31
HARBORSIDE HEALTHCARE CORP
filed 2002-04-01
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No      Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ].   Not Applicable

At March 30, 2002, the registrant had 7,896,499 shares of Common Stock outstanding.

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

TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     -----

                                     PART I

ITEM 1. BUSINESS                                                                          4

ITEM 2. PROPERTIES                                                                        14

ITEM 3. LEGAL PROCEEDINGS                                                                 15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               15

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                              16

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA                                17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                              19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                                30

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                       31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                              59

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                               59

ITEM 11. EXECUTIVE COMPENSATION                                                           61

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                                     64

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                   66

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                                       66

SIGNATURES                                                                                73

PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

Harborside Healthcare Corporation, through its subsidiaries provides high quality long-term care, subacute care and other specialty medical services in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of December 31, 2001, Harborside Healthcare Corporation (on a consolidated basis, “Harborside” or the “Company”) operated 51 licensed long-term care facilities (18 owned, 32 leased and one managed) with a total of 6,274 licensed beds.

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

In March 2001, the Company entered into an agreement (the "Restructuring Agreement") with Investcorp S.A. and the holders of more than a majority in interest of the Company's Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplated that the Company would offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1)0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the "New Notes") each having a principal amount at maturity equal to $1,000 and an original issue price of $685.67 (assuming that the New Notes were issued on May 4, 2001), (2) $88.2353 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company would also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company would solicit consents from holders of outstanding Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company would issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (the "New Preferred Stock") and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company has an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company's common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

The reduction in the liquidation preference of the Preferred Stock was completed on May 10, 2001, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock was reduced from $57,595,000 to $576 and the amount of the reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company's Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes (the "Note Exchange"), the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company's Long-term Accrued Interest account. Subsequent to their issuance, the carrying amount of the New Notes increases as the result of accretion and results in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes is recognized such that a constant effective interest rate is applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes.

In connection with an amendment to the Company's revolving credit facility (the "Credit Facility") and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events of $4,145,000.

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

Alzheimer’s Care. The Company has also developed units that provide care for patients with Alzheimer’s disease. As of December 31, 2001, the Company operated dedicated Alzheimer’s units at nine facilities.

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

Regions. The Company seeks to cluster its long-term care facilities in selected geographic regions to establish a strong competitive position as well as to position the Company as a healthcare provider of choice to managed care and private payors in these markets. The Company’s facilities currently serve four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). The Company maintains regional operating offices in Palm Harbor, Florida; Beachwood, Ohio; Indianapolis, Indiana; Topsfield, Massachusetts; West Hartford, Connecticut; and Sharon, New Hampshire. Each region is supervised by a regional director of operations who directs the efforts of a team of professional support staff in the areas of clinical services, marketing, bookkeeping, human resources and engineering. Other Company staff, who are principally based in the regions, provide support and assistance to all of the Company’s facilities in the areas of subacute services, managed care contracting, reimbursement services, risk management, data processing and training. Financial control is maintained through financial and accounting policies established at the corporate level for use at each facility. The Company has standardized operating policies and procedures and continually monitors operating performance to assure consistency and quality of operations.

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

The Company’s continuous quality improvement program is modeled after guidelines for long-term care and subacute facilities promulgated by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), a nationally recognized accreditation agency for hospitals and other healthcare organizations. The Company believes that JCAHO accreditation is an important factor in gaining provider contracts from managed care and commercial insurance companies. Accordingly, in late 1995 the Company began a program to seek accreditation from JCAHO for the Company’s facilities. As of December 31, 2001, 33 of the Company’s facilities had received accreditation.

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

The Company believes its marketing program has demonstrated its effectiveness. The Company’s average annual occupancy rates for the fiscal years ended December 31, 1999, 2000 and 2001 were 90.9%, 90.1% and 88.9% respectively. In comparison, a study of approximately 17,000 nursing facilities conducted by the U.S. Department of Health and Human Services found that in 1997 nursing facilities operated at approximately 88% of capacity.

SOURCES OF REVENUES

The Company derives its revenues primarily from private pay sources, the Federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company’s revenues are influenced by a number of factors, including (i) the licensed bed capacity of its facilities, (ii) the occupancy rates of its facilities, (iii) the payor mix of its facilities and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid) and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements. Although Medicare and higher acuity patients generally produce the highest revenue per patient day, costs associated with the higher acuity needs of these patients also tend to be higher. The Company believes that Medicaid patients generally produce the lowest profit margins.

  The following table identifies the Company's percentage of net revenues attributable to each of its payor sources for the periods indicated:

                               PERCENTAGE OF TOTAL NET REVENUES BY PAYOR (1)
                                           YEAR ENDED DECEMBER 31,
                                           ----------------------

                                 1999                2000               2001
                                 ----                ----               ----

Private and other...........     28.9%              25.8%              22.6%
Medicare....................     21.8               25.0               30.7
Medicaid.....................    49.3               49.2               46.7
                              -------            -------             ------
  Total........................ 100.0%             100.0%             100.0%
                              =======            =======             ======

(1) Total net revenues exclude net revenues of the Larkin Chase Center which is owned by the Bowie Center Limited Partnership (“Bowie L.P.”). The Company owns a 75% partnership interest in Bowie L.P. but records its investment in Bowie L.P. using the equity method of accounting. See Note A to the Company’s consolidated financial statements included elsewhere in this filing.

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

Medicare. Substantially all of the Company’s facilities are certified Medicare providers. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as skilled nursing facilities. The Medicare Part A program provides reimbursement for skilled nursing services provided to Medicare beneficiaries who are admitted to skilled nursing care facilities following a minimum three-day stay in an acute care hospital. Part A covered services include skilled nursing care, rehabilitative therapy treatment, social services, pharmaceuticals, medical supplies in addition to other services. Part A coverage for services delivered in a skilled nursing facility requires a three-day stay in an acute care hospital and is limited to a specified term (generally 100 days per “spell of illness”), requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. The second part of the Medicare program, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by long-term care or acute care facilities. Part B services generally require beneficiaries to share the cost of covered services through a co-insurance payment. Prior to December 31, 1998 there were no limits on duration of coverage for Part B services.

Through December 31, 1998, the Medicare Part A program reimbursed the Company for covered services under a cost-based reimbursement system for its allowable direct and indirect costs. In August of 1997, the Balanced Budget Act of 1997 ( the “BBA”) was enacted. The BBA provided a prospective payment system (“PPS”) for skilled nursing facilities to be implemented for cost reporting years beginning on or after July 1, 1998. The Company’s facilities began to be reimbursed in accordance with the BBA beginning January 1, 1999. During the first three years of PPS, the Part A Medicare per diem rates were based on a blend of facility-specific rates and federal rates. Beginning on January 1, 2002, the per diem rates will be based solely on federal rates. As a result of the implementation of PPS, the Company’s Medicare Part A per diem rate declined from $397 in 1998 to $290 in 1999. Various Federal actions during the past two years have restored some of the funding eliminated through enactment of the BBA. However, despite these actions, the Company’s Part A Medicare per diem rate remains substantially lower than the rate received prior to the enactment of the BBA. The Company’s Part A Medicare per diem rate increased to $322 in 2000 and $340 in 2001. See “Government Regulation ” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The BBA also implemented a prospective payment system for Part B services. Prior to January 1, 1999, the Company was reimbursed for Part B services on a cost reimbursement basis. Beginning January 1, 1999, Medicare Part B services began being reimbursed on a fee screen basis. These fee screens are revised by the Centers for Medicare and Medicaid Services (“CMS”) on an annual basis.

The BBA also imposed an annual limitation on Part B therapy charges of $1,500 per beneficiary.

Medicaid. Substantially all of the Company’s facilities participate in the Medicaid program of the states in which they are located. Medicaid is a state-administered reimbursement program for indigent patients financed by state funds (and in certain states, county funds) and matching federal funds. Although administered under Federal regulations, states have substantial flexibility to design programs and determine reimbursement rates, and as a result, individuals programs and reimbursement rates vary significantly from state to state. The Federal government retains the right to approve or disapprove individual state plans.

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

The Company has been in the past and could be in the future, adversely affected by the continuing efforts of governmental third-party payors to control health care expenditures.

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

All of the skilled nursing facilities operated by the Company are licensed under applicable state laws and possess the required Certificates of Need (“CON”) from responsible state authorities.

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

Medicare. A substantial portion of the Company’s revenues are derived from the Medicare program. See “Sources of Revenues.” All of the Company’s skilled nursing facilities are certified Medicare providers. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as skilled nursing facilities. The Medicare Part A program provides reimbursement for skilled nursing services provided to Medicare beneficiaries who are admitted to skilled nursing facilities following a minimum three-day stay in an acute care hospital. Part A covered services include skilled nursing care, rehabilitative therapy treatment, social services, pharmaceuticals, medical supplies in addition to other services. Part A coverage for services delivered in a skilled nursing care facility requires a three-day stay in an acute care hospital, is limited to a specified term (generally 100 days per “spell of illness”), requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. The second part of the Medicare program, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by skilled nursing or acute care facilities. Part B services generally require beneficiaries to share the cost of covered services through a co-insurance payment. Prior to December 31, 1998 there were no limits on duration of coverage for Part B services.

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

Medicare PPS is being phased in over a period of four years, beginning with skilled nursing facility cost reporting periods ending on or after July 1, 1998. “New facilities,” which first received Medicare payment on or after October 1, 1995, moved to the federal per diem rate effective with the cost report periods beginning on or before July 1, 1998 and do not have a transitional period. All other facilities are being “phased-in” by a formula effective with the cost report period beginning on or after July 1, 1998 and through which Medicare PPS will blend together facility-specific rates and federal industry per diems according to the following schedule: Year One -- 75% facility-specific, 25% federal per diem; Year Two -- 50% each; Year Three -- 25% facility-specific, 75% federal per diem; Year Four -- 100% federal per diem. As a result of Medicare PPS being effective for cost reports beginning on or after July 1, 1998, Medicare PPS did not directly impact the Company’s Medicare reimbursement until the fiscal year beginning January 1, 1999. When fully implemented, Medicare PPS will result in each skilled nursing facility being reimbursed on a per diem rate (the “Federal per diem rate”) basis with acuity-based per diem rates being established as applicable to all Medicare Part A beneficiaries who are residents of the skilled nursing facility. The acuity-based per diem rates are determined by classifying each patient into one of forty-four resource utilization groups (“RUG’) using the data captured by completing the minimum data assessment (“MDS”) required by CMS. Each RUG classification is assigned its own Federal per diem rate by CMS. The Federal per diem rates will be all-inclusive rates through which the skilled nursing facility is reimbursed for its routine, ancillary and capital costs. During the transition period, the per diem rates for each facility consist of a blending of facility-specific costs and Federal per diem rates. The unadjusted Federal per diem rates to be applied to days of covered skilled nursing facility services furnished during the first year, the case mix classification system to be applied with respect to such services, and the factors to be applied in making area wage adjustments with respect to such services, are included in the Medicare PPS regulations. The Federal Medicare PPS rates were developed by CMS based on a blend of allowable costs from hospital-based and freestanding skilled nursing facility cost reports for reporting periods beginning in Federal Fiscal Year 1995 (i.e., October 1, 1994 -- September 30, 1995). The data used in developing the Federal rates incorporate an estimate of the amounts payable under Part B for covered skilled nursing facility services furnished during Federal Fiscal Year 1995 to individuals who were residents of a facility and receiving Part A covered services. CMS updated costs to the first year of Medicare PPS using a skilled nursing facility market basket index standardized for facility differences in case-mix and for geographic variations in wages. Providers that received “new provider” exemptions from the routine cost limits were excluded from the database used to compute the federal payment rates. In addition, costs related to payments for exceptions to the routine cost limits are excluded from the database used to compute the federal payment rates. The facility-specific portion is based on each facility’s Medicare cost report for cost reporting periods beginning in Federal Fiscal Year 1995, including routine cost limit exception and exemption payments up to 150% of the routine cost limit, the allowable costs to be updated under Medicare PPS for the skilled nursing facility market basket minus 1% through 1999 and the full skilled nursing facility market basket after 1999. A variety of other adjustments are made in developing the Medicare PPS rates pursuant to the BBA and the regulations. As noted, except in the case of “new facilities,” in the first year of the transition to Medicare PPS, the per diem rates consisted of a blend of 25% federal per diem rates and 75% facility-specific costs. Thereafter, the facility-specific cost portion will decrease by 25% per year until in the fourth year, beginning January 1, 2002, the rate will be 100% Federal per diem rates. “New facilities” are on 100% Federal per diem rates for cost reporting periods beginning on or after July 1, 1998.

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

The BBA also implemented a prospective payment system for Part B services. Prior to January 1, 1999, the Company was reimbursed for Part B services on a cost reimbursement basis. Beginning January 1, 1999, Medicare Part B services began being reimbursed on a fee screen basis. These fee screens are revised by the CMS on an annual basis. The BBA also imposed an annual limitation on Part B therapy charges of $1,500 per beneficiary and imposed a future requirement to implement consolidated billing for Part B services.

On November 29, 1999, the second major law, the “Balanced Budget Refinement Act” of 1999 (the “BBRA”) was signed into law. The BBRA was designed to mitigate some of the effects of the BBA. The BBRA allowed skilled nursing facilities to elect transition to the full Federal per diem rate at the beginning of their cost reporting periods for cost periods beginning on or after January 1, 2000. Using the election allowed by the BBRA, the Company chose to move fourteen facilities to the full Federal per diem rate effective January 1, 2000. As a result, as of December 31, 2000, the Company used the full Federal per diem rate to calculate Medicare revenue at twenty-three of its skilled nursing facilities. Additionally, the BBRA increased the Federal per diem rates by 20% for fifteen RUG categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative therapy RUG categories) beginning on April 1, 2000. These increased rates were to stay in effect until the later of (a) October 1, 2000 or (b) the date CMS implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provided for a four percent temporary increase in the Federal per diem rates for all RUG categories for a two-year period beginning October 1, 2000. The BBRA also excluded costs for certain supplies and services that were formerly required to be reimbursed by a skilled nursing facility’s PPS rate. The BBRA also eliminated the annual provider limitations on Part B therapy charges per beneficiary for calendar year 2000 and 2001.

In December 2000, the third major law, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% from April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories. The 6.7% add-ons are scheduled to stay in effect until CMS implements a revised PPS system as contemplated by the BBRA. BIPA also extended the moratorium on the annual limitation on Part B therapy charges of $1,500 per beneficiary through calendar year 2002 and repealed the BBA requirement to implement consolidated billing for Part B services.

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the BBRA and BIPA are scheduled to expire on October 1, 2002. Unless Congress enacts new legislation, the loss of revenues associated with this occurrence could have a material adverse effect on the Company. If new legislation is not enacted, the Company estimates that its revenues for the quarter ended December 31, 2002 would be reduced by approximately $37 per Medicare Part A patient day. The Company cannot provide assurances that Congress will act to renew the existing legislation; however, the Company does anticipate that it would take actions to reduce costs to offset a portion of this revenue reduction. At this time, the Company cannot predict the course of action likely to be selected by Congress or the impact of this issue on the Company’s net income for the year ended December 31, 2002.

Medicaid. Substantially all of the Company’s facilities participate in the Medicaid program of the states in which they are located. Medicaid is a state-administered reimbursement program for indigent patients financed by state funds (and in certain states, county funds) and matching federal funds. Although administered under Federal regulations, states have substantial flexibility to design programs and determine reimbursement rates, and as a result, individuals programs and reimbursement rates vary significantly from state to state. The Federal government retains the right to approve or disapprove individual state plans.

Until the enactment of the BBA, a Federal Medicaid statute, generally referred to as the “Boren Amendment,” required Medicaid programs to provide reimbursement rates that were reasonable and adequate to cover the costs that would be incurred by efficiently and economically operated facilities while providing services in conformity with state and federal laws, regulations and quality and safety standards. The BBA repealed the Boren Amendment effective October 1, 1997 and allowed the states to develop their own standards for determining Medicaid payment rates. In the past, several states’ healthcare provider organizations and providers have initiated litigation challenging the Medicaid reimbursement methodologies employed in such states, asserting that reimbursement payments are not adequate to reimburse an efficiently operated facility for the costs of providing Medicaid covered services. The repeal of the Boren Amendment provides states with greater flexibility to amend individual state programs and potentially reduce state Medicaid payments to skilled nursing facilities. Medicaid covered services vary by state, but generally includes nursing care, room and board, and social services. Additionally, some states provide reimbursement for pharmaceuticals, rehabilitative therapy treatment and other services.

The Medicaid programs in the states in which the Company operates pay a per diem rate for providing services to Medicaid patients based on the facility’s reasonable allowable costs incurred in providing services, subject to cost ceilings applicable to patient care, other operating costs and capital costs. Some state Medicaid programs in which the Company currently operates currently include incentive allowances for providers whose costs are less than certain ceilings.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of fraud and abuse laws to include all health plans, whether or not they are reimbursed under Federal programs. HIPAA also mandated the adoption of federal regulations designed to (a) standardize transaction formats and billing codes for documenting health care services, determining eligibility and processing claims for payment; and (b) protect the privacy and security of individually identifiable health information. Final HIPAA regulations that standardize transactions and code sets were issued during the third quarter of 2000. The ultimate compliance date was subsequently modified by legislation to require health care providers and health plans to either comply with the HIPAA transaction code set standards beginning in October of 2002 or submit a written plan to the federal government by October of 2002 describing specific plans for compliance by October of 2003. The regulations do not require healthcare providers to submit claims electronically, but do require standard formatting for those that do so. The Company currently submits most claims electronically and expects to continue to do so. The Company is currently evaluating its plans for compliance by October of 2002 or submitting the required plan describing its plans for compliance by October of 2003.

Final HIPAA privacy regulations were published during the fourth quarter of 2000. However, on March 21, 2002, the U.S. Department of Health and Human Services released a proposed rule which if finally adopted would modify the regulations published during 2000. In general, the regulations apply to “protected health information”, which is defined as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of health care to the individual or payment of that health care. The regulations further impose requirements on health care providers to contractually obligate certain of their subcontractors who may receive protected health care information during the course of rendering services on behalf of such health care provider to abide by certain privacy requirements as well. In addition, the current HIPAA regulations provide that certain state privacy laws may not be preempted by HIPAA. Accordingly, the Company, in certain instances, will remain subject to various state privacy laws in jurisdictions in which it currently operates facilities. HIPAA provides for the imposition of civil and criminal penalties if protected health information is improperly disclosed. The Company must comply with the privacy regulations by April of 2003. Given the issuance of the recent proposed rulemaking, it is uncertain the extent to which the regulations that were published in 2000 will change. The Company is continuing to evaluate the impact of the privacy regulations on its operations.

HIPAA’s security regulations have not been finalized. The proposed security regulations specify administrative procedures, physical safeguards, and technical services and mechanisms designed to ensure that protected health information remains secure. The proposed security rules contemplate a compliance date of 24 months after the effective date of the final rule published in the Federal Register, although it is possible that such compliance date will differ and could align with the compliance date for the privacy regulations depending on when the security regulations are ultimately finalized.

The Company is currently working in conjunction with its software vendors to evaluate the impact of HIPAA regulations on the Company’s systems and operating procedures. The Company has not yet completed its analysis or its estimate of the expected costs of compliance with the HIPAA regulations. There can be no assurances that compliance with HIPAA regulations will not have an adverse effect on the Company’s results of operations, cash flows or its financial position.

COMPETITION

The long-term care industry is highly competitive. The Company competes with other providers of long-term care on the basis of the scope and quality of services offered, the rate of positive medical outcomes, cost-effectiveness and the reputation and appearance of its long-term care facilities. The Company also competes in recruiting qualified healthcare personnel, in acquiring and developing additional facilities and in obtaining CONs. The Company’s current and potential competitors include national, regional and local long-term care providers, some of whom have substantially greater financial and other resources and may be more established in their communities than the Company. The Company also s competition from assisted living facility operators as well as providers of home healthcare. In addition, certain competitors are operated by not-for-profit organizations and similar businesses which can finance capital expenditures and acquisitions on a tax-exempt basis or receive charitable contributions unavailable to the Company.

In general, consolidation in the long-term care industry has resulted in the Company being d with larger competitors, many of whom have significant financial and other resources. The Company expects that this continuing consolidation may increase the competition for the acquisition of long-term care facilities.

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

EMPLOYEES

As of December 31, 2001, the Company employed approximately 8,000 facility-based personnel on a full- and part-time basis. The Company’s corporate and regional staff consisted of 159 persons as of such date. Approximately 730 employees at nine of the Company’s facilities are covered by collective bargaining agreements. Although the Company believes that it maintains good relationships with its employees and the unions that represent certain of its employees, it cannot predict the impact of continued or increased union representation or organizational activities on its future operations.

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

INSURANCE

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program that, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past two years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provided caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. The Company maintains an accrual for incurred but not reported claims. The amount of the accrual is determined through an estimation process that uses information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability accrual. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. At this time, the Company estimates that, effective September 1, 2001, its annual cost for professional and general liability insurance for existing facilities will increase from approximately $2,500,000 under the prior program to $6,500,000 under the new program. The Company will continue to evaluate its insurance accrual requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability accrual will be recorded in the accounting period in which the change in estimate occurs. There can be no assurances that the recent Florida tort reform legislation will have a positive impact on claims activity, that the coverage limits of the Company’s insurance program will be adequate or that insurance will continue to be available to the Company in the future. (See Note M to the Company’s consolidated financial statements included elsewhere in this report.)

ITEM 2. PROPERTIES

The following table summarizes certain information regarding the Company’s facilities as of December 31, 2001:

SUMMARY OF FACILITIES

LICENSED                                           YEAR            OWNED/        LICENSED
FACILITY                       LOCATION           ACQUIRED     LEASED/MANAGED      BEDS
--------                       --------        -----------    ---------------     -----
SOUTHEAST REGION
 Florida
  Huntington Place             Rockledge           1994              Leased              100
  Sunset Point                 Clearwater          1990              Owned               120
  Orchard Ridge                New Port Richey     1990              Owned               120
  Lakeside Pavilion            Naples              1989              Leased              120
  Oakhurst                     Ocala               1990              Owned               180
  Bay Tree                     Palm Harbor         1990              Owned               120
  Pinebrook Rehabilitation     Venice              1989              Leased              120
  Springwood                   Sarasota            1990              Leased              120
  Westbay                      Oldsmar             1990              Owned               120
                                                                                      ------
                                                                                       1,120
MIDWEST REGION
 Ohio
  Defiance                     Defiance            1993              Leased              100
  Northwestern Ohio            Bryan               1993              Leased              189
  Swanton                      Swanton             1995              Leased              100
  Perrysburg                   Perrysburg          1990              Owned               100
  Troy                         Troy                1989              Leased              195
  Beachwood                    Beachwood           1996              Leased              274
  Broadview                    Broadview Heights   1996              Leased              159
  Westlake I                   Westlake            1996              Leased              153
  Westlake II                  Westlake            1996              Leased              106
  Dayton                       Dayton              1997              Owned               100
  Laurelwood                   Dayton              1997              Owned               115
  New Lebanon                  New Lebanon         1997              Owned               126
  Point Place                  Toledo              1998              Owned                98
  Sylvania                     Sylvania            1998              Owned               150
  Marietta                     Marietta            2001              Leased              150
 Indiana
  Decatur                      Indianapolis        1988              Owned                88
  Indianapolis                 Indianapolis        1988              Leased              104
  New Haven                    New Haven           1990              Leased              120
  Terre Haute                  Terre Haute         1990              Owned               120
                                                                                      ------
                                                                                       2,547
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
                                                                                      ------
                                                                                       2,148
MID-ATLANTIC REGION

Maryland

 Harford Gardens               Baltimore           1997              Leased              163
 Larkin Chase Center           Bowie               1994              Owned (2)           120
New Jersey

  Woods Edge                   Bridgewater         1988              Leased              176
                                                                                      ------
                                                                                         459

                                                                     Total             6,274
                                                                                       =====

(1)  Indicates an owned facility financed through a synthetic lease.

(2)  Owned by Bowie L.P. The Company's interest in Bowie L.P. is pledged to the facility's mortgage lender. The Company has guaranteed the indebtedness of
     Bowie L.P.

The Company maintains its Corporate offices in Boston as well as regional offices in Palm Harbor, Florida; Beachwood, Ohio, Indianapolis, Indiana; Topsfield, Massachusetts; West Hartford, Connecticut; and Sharon, New Hampshire. The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 19, 2001, by unanimous written consent in lieu of a meeting, the stockholders of Harborside Healthcare Corporation (the “Corporation”) approved the Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”). The Certificate of Amendment increases the total number of shares of all classes of stock which the Corporation shall have authority to issue to 41,200,000, of which 500,000 shares shall be preferred stock and of which 40,700,000 shares shall be common stock and increases the total number of shares of Class C Common Stock authorized to 2,280,000 shares.

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

The number of stockholders of record for each class of common stock as of March 1, 2002 is as follows:

Class of Common Stock               Number of Holders of Record
---------------------               ---------------------------

Class A                                     47

Class B                                     15

Class C                                     40

Class D                                     11

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial data for the Company. The selected historical consolidated financial data for each of the years in the five year period ended December 31, 2001 have been derived from the Company’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent accountants. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

                                  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                (in thousands, except share, per share and other data)

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------

                                                          1997            1998           1999           2000           2001
                                                       ---------       ---------      ---------      ---------      ---------
Statement of operations data:
 Total net revenues ..............................      $221,777        $311,044      $ 300,615      $ 322,672      $ 346,738
                                                       ---------       ---------      ---------      ---------      ---------

Expenses:
 Facility operating ..............................       176,404         246,000        248,795        259,780        282,194
 General and administrative ......................        10,953          15,422         17,808         17,993         19,043
 Service charges paid to former affiliate ........           708           1,291          1,173          1,083            979
 Amortization of prepaid management fee ..........          --               500          1,200          1,200          1,200
 Depreciation and amortization ...................         4,074           6,350         10,249         10,210          9,355
 Facility rent ...................................        12,446          22,412         22,394         24,275         28,889
 Merger costs ....................................          --            37,172           --             --             --
 Financial restructuring costs ...................          --              --             --             --            9,045
 Facility reorganization costs ...................          --              --             --             --            1,080
 Restructuring costs .............................          --              --            5,745           --             --
 Loss on termination of capital lease ............          --              --             --            8,914           --
                                                                                                                    ---------
Total expenses ...................................       204,585         329,147        307,364        323,455        351,785
                                                      ----------       ---------      ---------      ---------      ---------

 Income (loss) from operations ...................        17,192         (18,103)        (6,749)          (783)        (5,047)

Other:
 Interest expense, net ...........................         5,853          11,271         20,895         21,675         11,945
 Other expense (income) ..........................           189            (167)           261            (74)          (315)
                                                       ---------        ---------      ---------      ---------      ---------

Income (loss) before income taxes ................        11,150         (29,207)       (27,905)       (22,384)       (16,677)
Income tax expense (benefit) .....................         4,347          (5,020)       (10,304)        14,322            225
                                                       ---------        ---------      ---------      ---------      ---------
Net income (loss) ................................         6,803         (24,187)       (17,601)       (36,706)       (16,902)
Preferred stock dividends ........................          --            (2,296)        (6,004)        (6,853)        (3,774)
                                                       ---------        ---------      ---------      ---------     ---------
Earnings (loss) applicable to common shares            $   6,803       $(26,483)      $ (23,605)      $(43,559)      $(20,676)
                                                       =========       =========      ==========      =========      =========
Earnings (loss) per common share:
    Basic ........................................     $    0.85       $   (3.42)     $   (3.25)     $   (6.00)     $   (2.82)
                                                       =========       =========      =========      =========      =========
    Diluted ......................................     $    0.84       $   (3.42)     $   (3.25)     $   (6.00)     $   (2.82)
                                                       =========       =========      =========      =========      =========

Weighted average number of common shares
  used in per share computations:
    Basic ........................................     8,037,000       7,742,000      7,261,000      7,261,000      7,335,000
    Diluted ......................................     8,139,000       7,742,000      7,261,000      7,261,000      7,335,000

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
                                                (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------

                                               1997      1998       1999       2000       2001
                                               ----      ----       ----       ----       ----
Operational data (as of end of year) (1):
 Facilities                                       45         50        50         50         51
 Licensed beds                                 5,468      6,120     6,124      6,124      6,274

Average occupancy rate (2)                      92.3%      92.3%      90.9%     90.1%      88.9%

Patient days (3):
Private and other                            394,151    503,234   489,074    455,491    415,861
Medicare                                     138,023    196,222   219,924    238,574    293,257
Medicaid                                     834,637  1,169,258 1,240,228  1,246,735  1,207,004
                                           ---------  -------------------  ---------  ---------
Total                                      1,366,811  1,868,714 1,949,226  1,940,800  1,916,122
                                           =========  ========= =========  =========  =========

Sources of total net revenues:
Private and other (4)                          34.1%      30.2%     28.9%      25.8%      22.6%
Medicare                                       25.9%      27.7%     21.8%      25.0%      30.7%
Medicaid                                       40.0%      42.1%     49.3%      49.2%      46.7%

Balance sheet data:
Working capital                              $22,621   $ 36,403  $ 36,536  $  33,280  $  22,076
Total assets                                 168,562    264,536   283,233    203,097    193,369
Total debt                                    33,642    134,680   171,245    179,116    116,654
Capital lease obligation                      56,285     55,531    54,700          -          -
Stockholders' equity (deficit) (5) (6)        51,783         83   (23,522)   (67,074)   (31,167)

(1) Includes two managed facilities with 178 licensed beds in 1997 and one managed facility with 106 licensed beds in 1998, 1999, 2000 and 2001.

(2) “Average occupancy rate” is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the Company excluding managed facilities.

(3) “Patient Days” includes billed bed days for the facilities operated by the Company excluding billed bed days of managed facilities and the one facility accounted for using the equity method.

(4) Consists primarily of revenues derived from private pay individuals, managed care organizations, HMO’s, hospice programs, commercial insurers, management fees from managed facilities, and through September 1999, rehabilitation therapy revenues from non-affiliated facilities.

(5) In accordance with Securities and Exchange Commission requirements, the carrying amount of the Company’s 13.5% Exchangeable Preferred Stock is excluded from total stockholders’ equity (deficit). As of December 31, 1998, 1999 and 2000, the carrying amount of the Company’s 13.5% Exchangeable Preferred Stock was $42,293,000, $48,277,000 and $55,112,000, respectively.

(6) In accordance with Securities and Exchange Commission requirements, the carrying amount of the Company’s 13% Convertible Exchangeable Preferred Stock is excluded from total stockholders’ equity (deficit). As of December 31, 2001, the carrying amount of the Company’s 13% Convertible Exchangeable Preferred Stock was $16,286,000.

ITEM 7.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Harborside Healthcare Corporation, through its subsidiaries, is a leading provider of high-quality long-term care and specialty medical services in the eastern United States. Harborside Healthcare Corporation (on a consolidated basis, “Harborside” or the “Company”) has focused on establishing strong local market positions with high-quality facilities in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of December 31, 2001, the Company operated 51 facilities (18 owned, 32 leased and one managed) with a total of 6,274 licensed beds. As described in Note A to the audited consolidated financial statements of the Company included elsewhere in this filing, the Company accounts for its investment in one of its owned facilities using the equity method of accounting. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer’s and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Through September 1999, the Company also provided rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary. During the third quarter of 1999, the Company terminated its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities. (See Note P to the Company’s consolidated financial statements included elsewhere in this report.)

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

In March 2001, the Company entered into an agreement (the "Restructuring Agreement") with Investcorp S.A. and the holders of more than a majority in interest of the Company's Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplated that the Company would offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1)0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the "New Notes") each having a principal amount at maturity equal to $1,000 and an original issue price of $685.67 (assuming that the New Notes were issued on May 4, 2001), (2) $88.2353 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company would also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company would solicit consents from holders of outstanding Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company would issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (the "New Preferred Stock") and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company has an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company's common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

The reduction in the liquidation preference of the Preferred Stock was completed on May 10, 2001, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock was reduced from $57,595,000 to $576 and the amount of the reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company's Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes (the "Note Exchange"), the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company's Long-term Accrued Interest account. Subsequent to their issuance, the carrying amount of the New Notes increases as the result of accretion and results in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes is recognized such that a constant effective interest rate is applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes.

In connection with an amendment to the Company's revolving credit facility (the "Credit Facility") and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events of $4,145,000.

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

REVENUES

The Company’s total net revenues include net patient service revenues, and beginning in 1995, rehabilitation therapy service revenues from contracts with non-affiliated long-term care facilities until the third quarter of 1999 when these contracts were terminated. (See Note P to the Company’s consolidated financial statements included elsewhere in this report). The Company derives its net patient service revenues primarily from private pay sources, the federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company’s total net revenues are influenced by a number of factors, including: (i) the licensed bed capacity of its facilities; (ii) the occupancy rates of its facilities; (iii) the payor mix of its facilities and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid); and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements.

The table set forth below identifies the percentage of the Company’s total net revenues attributable to each of its payor sources for each of the periods indicated. The increase in Medicare revenues as a percentage of total revenues during fiscal 2000 and fiscal 2001 is primarily the result of increases in the Company’s average Medicare Part A per diem rate in those years resulting from changes to the Medicare payment system. The Federal government implemented the Medicare Prospective Payment System (“PPS”) effective January 1, 1999. Implementation of PPS was effective for all of the Company’s facilities beginning January 1, 1999 and caused the Company’s average Medicare Part A per diem rate to decrease from $397 per day in 1998 to $290 per day in 1999. On November 29, 1999, the Balanced Budget Refinement Act of 1999 (the “BBRA”) was enacted. The BBRA allowed skilled nursing facilities to elect transition to the full Federal per diem rate at the beginning of their cost reporting periods for periods beginning on or after January 1, 2000. Using this election the Company chose to move fourteen facilities to the full Federal per diem rate effective January 1, 2000. Additionally, the BBRA increased the Federal per diem rates by 20% for fifteen RUG categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative therapy RUG categories) beginning April 1, 2000. The BBRA also provided a temporary four percent increase in the Federal per diem rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% effective April 1, 2001. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories. The 6.7% add-ons are scheduled to stay in effect until CMS implements a revised PPS system as contemplated by the BBRA. Primarily as the result of the effects of the BBRA, the Company’s average Medicare Part A payment rate increased from $290 per Medicare patient day during 1999 to $322 per Medicare patient day during 2000. Primarily as the result of the effects of BIPA, the Company’s average Medicare Part A payment rate increased from $322 per Medicare patient day during 2000 to $340 per Medicare patient day during 2001.

                                    TOTAL NET REVENUES (1)
                                    ----------------------

                                  1999               2000               2001
                                  ----               ----               ----

Private and other..............   28.9%              25.8%              22.6%
Medicare.......................   21.8               25.0               30.7
Medicaid.......................   49.3               49.2               46.7
                                -------            -------             ------
  Total......................... 100.0%             100.0%             100.0%
                                =======            ======              ======

(1) Total net revenues exclude net revenues of the Larkin Chase Center which is owned by Bowie Center Limited Partnership (“Bowie L.P.”). The Company owns a 75% partnership interest in Bowie L.P. but records its investment in Bowie L.P. using the equity method of accounting. See Note A to the Company’s consolidated financial statements included elsewhere in this filing.

OPERATING EXPENSES

The Company’s facility operating expenses consist primarily of payroll and employee benefits related to nursing, rehabilitation therapy services, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include the cost of medical and pharmacy supplies, food, utilities, insurance and taxes. The Company’s general and administrative expenses include all costs associated with its regional and corporate operations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations of the Company are based on the Company’s consolidated financial statements, included elsewhere within this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

REVENUE RECOGNITION

Net patient service revenues to be reimbursed by contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. The Company separately estimates revenues due from each third-party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid are determined by filing cost reports, which are then audited and generally retroactively adjusted by the payor. Legislative changes to state or Federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third-party payors, which could materially and adversely affect the Company, are reflected in operations at the time of the adjustment or settlement.

PROVISION FOR DOUBTFUL ACCOUNTS

Accounts receivable consist primarily of amounts due from third party payors (the Medicare and Medicaid programs, other governmental programs, managed care companies and commercial insurance companies) as well as amounts due from private individuals. Estimated provisions for doubtful accounts are recorded to the extent that it is probable that a portion or all of a particular account receivable will not be collected. We estimate the provision for doubtful accounts based on a number of factors including payor type, historical collection patterns and the age of the receivable. Changes in estimates for particular accounts receivable are recorded in the period in which the change occurs.

IMPAIRMENT OF PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company reviews the carrying value of its property and equipment and intangible assets on a quarterly basis. The Company’s review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers a number of factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. The Company recognized an adjustment to the carrying value of its goodwill during the year ended December 31, 1999 as a result of the termination of its contract therapy business. (See Note P to the Company’s consolidated financial statements included elsewhere in this report.) During the years ended December 31, 1999, 2000 and 2001, the Company recognized adjustments to the carrying value of its deferred financing costs in connection with amendments to the Company’s Credit Facility and the early termination of a capital lease. (See Notes H and I to the Company’s consolidated financial statements included elsewhere in this report.)

INSURANCE RESERVES

The Company retains a significant amount of self-insurance risk for its employee health benefits and workers compensation programs, and beginning on September 1, 2001, its general liability and professional liability risks. The Company maintains stop-loss insurance such that the Company’s liability for health insurance and workers’ compensation losses is limited. At the end of each accounting period, the Company records an accrued expense for (a) estimated health benefit claims incurred but not reported and (b) estimated workers’ compensation claims incurred but not reported. The Company estimates these accruals based on a number of factors including historical experience, industry trends, recent claims history, programs implemented to control claims, and actuarial reports. These accruals are by necessity based on estimates and are subject to ongoing revision as conditions change and as new data presents itself. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program which, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past two years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provides caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given this tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. The Company maintains an accrual for incurred but not reported claims. The amount of the accrual is determined through an estimation process that uses information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability accrual. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. The Company will continue to evaluate its insurance accrual requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability accrual will be recorded in the accounting period in which the change in estimate occurs. (See Note M to the Company’s consolidated financial statements included elsewhere in this report.)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of December 31, 2001, the Company’s intangible assets included no assets that will be classified as goodwill effective January 1, 2002.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses were incurred. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial position, results of operations, or cash flows.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total Net Revenues. Total net revenues increased by $24,066,000 or 7.5%, from $322,672,000 in 2000 to $346,738,000 in 2001. The Company began operating a leased facility in Marietta, Ohio on November 1, 2001. This facility generated approximately $1,250,000 of revenues during the year ended December 31, 2001. Most of the remaining increase in total revenues was the result of higher average revenues per patient day. The average occupancy rate at all of the Company’s facilities decreased from 90.1% for the year ended December 31, 2000 to 88.9% for the year ended December 31, 2001. Average net patient service revenues (including ancillary services) per patient day at the Company’s facilities increased from $164 for the year ended December 31, 2000 to $179 for the year ended December 31, 2001. The Company’s average Medicare Part A per diem rate increased from $322 per Medicare patient day for the year ended December 31, 2000 to $340 per Medicare patient day for the year ended December 31, 2001, while the Company’s average per diem Medicaid rate increased from $127 for the year ended December 31, 2000 to $134 for the year ended December 31, 2001. The Balanced Budget Refinement Act of 1999 (“BBRA”) temporarily increased the Federal per diem Medicare Part A rates by 20% for fifteen RUG categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative RUG categories) beginning on April 1, 2000. These increased rates will stay in effect until the date on which the Centers for Medicare and Medicaid Services (“CMS”), previously known as the Health Care Financing Administration, implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The Company believes that it is unlikely that a new PPS system will be implemented prior to October 1, 2002. The BBRA also provided for a four percent temporary increase in the Federal per diem Medicare Part A rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem Medicare Part A rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories.

Primarily as the result of the Medicare rate increases implemented on April 1, 2000 and 2001, the Company’s average Medicare Part A payment rate increased from $322 per Medicare patient day for the year ended December 31, 2000 to $340 per Medicare patient day for the year ended December 31, 2001. The Company’s quality mix of private, Medicare and insurance revenues was 50.8% for the year ended December 31, 2000 as compared to 53.3% for the year ended December 31, 2001.

Facility Operating Expenses. Facility operating expenses increased by $22,414,000, or 8.6%, from $259,780,000 in 2000 to $282,194,000 in 2001. Approximately $1,000,000 of this expense increase resulted from the operation of the Company’s Marietta, Ohio facility commencing on November 1, 2001. Most of the remaining increase in operating expenses in 2001 was the result of higher expenditures for employee benefit costs and temporary nursing personnel. The increase in employee benefits costs are driven primarily by higher costs associated with maintaining the Company’s health insurance plan. The Company’s health insurance plan expense increased by $2,060,000 from 2000 to 2001. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel. The expense associated with temporary nursing personnel increased by $3,108,000, or 29.6%, from 2000 to 2001.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $1,050,000 or 5.8%, from $17,993,000 in 2000 to $19,043,000 in 2001. The Company reimburses a former affiliate for data processing services provided to the Company. During 2000, such reimbursements totaled $1,083,000 compared to $979,000 in 2001.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $1,200,000 in 2000 and 2001. (See Note O to the Company’s consolidated financial statements included elsewhere in this report.)

Depreciation and Amortization. Depreciation and amortization decreased from $10,210,000 in 2000 to $9,355,000 in 2001. Depreciation expense decreased primarily as the result of the refinancing of the Company’s four Cleveland-area facilities. On September 27, 2000, the Company terminated its capital leases for these properties and entered into new operating leases for each of the Cleveland facilities. (See Note I to the Company’s consolidated financial statements included elsewhere in this report.) As a result of this transaction, the Company’s annual depreciation and interest expense decreased by approximately $1,400,000 and $4,100,000, respectively, while the Company’s annual rent expense increased by approximately $5,900,000. The Company’s amortization expense decreased in 2001 primarily as a result of the write-off of deferred financing costs in September 2000 and the first half of 2001. The write-off of deferred financing costs in the first half of 2001 were made in connection with amendments to the Company’s bank credit facility and the financial restructuring completed in the second quarter of 2001.

Facility Rent. Facility rent expense increased by $4,614,000 from $24,275,000 in 2000 to $28,889,000 in 2001. Most of the increase in rent expense occurred as a result of the Company terminating capital leases for four facilities in the Cleveland area in September 2000 and entering into four new operating leases for these facilities.

Financial Restructuring Costs.In connection with an amendment to the Company’s bank credit facility and the financial restructuring completed during the year ended December 31, 2001, the Company recorded non-recurring charges totaling $9,045,000. The charges resulted from the write-off of unamortized deferred financing costs related to obtaining the Company’s bank credit facility and issuing its Discount Notes, and the recognition of various investment advisory, legal and other fees associated with completing the amendment to the bank credit facility and the financial restructuring. (See Note H to the Company’s consolidated financial statements included elsewhere in this report.)

Facility Reorganization Costs. During the year ended December 31, 2001, the Company incurred a non-recurring charge of $1,080,000 in connection with its decision to revise the marketing approach for facilities operated through subsidiaries in Florida. The Company determined that a local community-based marketing approach would better serve the needs of these facilities. The marketing approach stresses ties to the local community and required renaming these facilities in order to emphasize this approach. In connection with this effort, the Company also restructured certain of its subsidiaries effective October 1, 2001. In order to implement this strategy, the Company incurred non-recurring marketing, legal and other expenses.

Interest Expense, net. Interest expense, net, decreased from $21,675,000 in 2000 to $11,945,000 in 2001. This decrease is the result of the refinancing of the Cleveland-area facilities in September 2000 and the restructuring of the Company’s Discount Notes completed in May 2001. The termination of the Cleveland-area capital leases reduced the Company’s interest expense by approximately $4,100,000 on an annual basis. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate. (See Note H to the Company’s consolidated financial statements included elsewhere in this report.)

Income Tax Expense. During the year ended December 31, 2000, the Company’s deferred income tax assets were eliminated (through an adjustment to the related valuation allowance) due to uncertainty regarding future realization of these assets, resulting in income tax expense of $14,322,000 for that year. For the year ended December 31, 2001, income tax expense (all related to state income taxes) was $225,000. (See Note K to the Company’s consolidated financial statements included elsewhere in this report.)

Net Loss. The Company's net loss decreased from $36,706,000 in 2000 to $16,902,000 in 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Total Net Revenues. Total net revenues increased by $22,057,000 or 7.3%, from $300,615,000 in 1999 to $322,672,000 in 2000. The increase in total revenues from 1999 to 2000 was primarily the result of higher average revenues per patient day. The average occupancy rate at all of the Company’s facilities decreased from 90.9% for the year ended December 31, 1999 to 90.1% for the year ended December 31, 2000. Average net patient service revenues per patient day at the Company’s facilities increased from $152 for the year ended December 31, 1999 to $164 for the year ended December 31, 2000. The Company’s average Medicare Part A per diem rate increased from $290 per Medicare patient day for the year ended December 31, 1999 to $322 per Medicare patient day for the year ended December 31, 2000, while the Company’s average per diem Medicaid rate increased from $120 for the year ended December 31, 1999 to $127 for the year ended December 31, 2000. In accordance with provisions of the Balanced Budget Refinement Act of 1999, the Company elected to have fourteen of its facilities waive their remaining transition period available under Medicare’s current prospective payment reimbursement system. Effective January 1, 2000, these fourteen facilities began to be reimbursed at the Federal per diem payment rate for paid Medicare days. Additionally, the Balanced Budget Refinement Act of 1999 temporarily increased the Federal per diem rates by 20% for fifteen RUG categories beginning on April 1, 2000. These increased rates will stay in effect until the date on which the CMS implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. Primarily as the result of electing to move fourteen facilities to the Federal per diem rate and the temporary Medicare rate increases implemented on April 1, 2000, the Company’s average Medicare Part A payment rate increased from $290 per Medicare patient day for the year ended December 31, 1999 to $322 per Medicare patient day for the year ended December 31, 2000. The Company’s quality mix of private, Medicare and insurance revenues was 50.7% for the year ended December 31, 1999 as compared to 50.8% for the year ended December 31, 2000.

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

Facility operating expenses for the quarter and year ended December 31, 2000 include a non-recurring charge in the amount of $575,000. The charge was incurred in connection with the Company’s participation in a shared collateral arrangement designed to decrease the Company’s required letter of credit commitments for it’s high deductible workers compensation insurance policy. The Company posted a letter of credit equal to approximately 15% of the estimated workers compensation claim requirements as collateral for a bond in favor of the insurance company that underwrote the high deductible policy. The program to purchase the bonds as a substitute for the letters of credit was created for a select number of companies who agreed to jointly and severally share the potential risk of loss. During the fourth quarter of 2000, the Company was notified that one of the participants in the shared collateral pool caused a default under the shared collateral agreement in connection with a bankruptcy filing. The insurance carrier responded by drawing on all of the pledged letters of credit. The Company has terminated its participation in the shared collateral program in connection with its workers compensation policy, and accordingly, the Company will incur no additional charges in connection with that program.

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

Depreciation and Amortization. Depreciation and amortization decreased slightly from $10,249,000 for the year ended December 31, 1999 to $10,210,000 for the year ended December 31, 2000. The effect of an increase in depreciation expense was entirely offset by a decrease in amortization expense. The increase in depreciation expense was the result of assets placed in service during late 1999 and 2000. The decrease in amortization expense was the result of deferred financing costs written-off in connection with a reduction in funds committed through the Company’s bank credit facility in 2000 and goodwill written off in connection with the Company’s restructuring of its therapy services business during 1999. (See Notes H and Q to the Company’s consolidated financial statements included elsewhere in this report.)

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

Interest Expense, net. Interest expense, net, increased from $20,895,000 in 1999 to $21,675,000 in 2000. This increase was the result of higher outstanding balances in 2000 with respect to the Company’s 11% Senior Subordinated Discount Notes (the “Discount Notes”).

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

In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the “Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the “Preferred Stock”) mandatorily redeemable in 2010. Interest on the Discount Notes accreted at 11% per annum until August 1, 2003 and then was to become payable in cash, semi-annually in arrears, beginning on February 1, 2004. Dividends on the Preferred Stock were payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends may only be paid in cash. In August 1998, the Company also entered into a $250 million collateralized credit facility (the “Credit Facility”). The terms of the Credit Facility originally provided up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that would convert to a term loan on an annual basis on each anniversary of the closing. During the first four years of the Credit Facility, any or all of the full $250 million of availability under the Credit Facility could be used for synthetic lease financings. Proceeds of loans under the facility may be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins) at the election of the Company. The Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the Credit Facility to a predetermined multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the Credit Facility. The Company’s reduced level of EBITDA during the first quarter of 1999 was attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company’s facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long-term care centers and a reduction in revenues from the provision of Medicare Part B services at the Company’s own facilities. In response, during the first quarter of 1999, the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support), renegotiation of vendor contracts and ongoing efforts to reduce the Company’s reliance on outside nurse agency personnel. All of the staffing reductions were implemented, on or prior to, April 1, 1999. Effective March 30, 1999, the Company obtained an amendment (the “First Amendment”) to the Credit Facility which limited borrowings under the Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. The First Amendment required minimum amounts of EBITDA, measured quarterly, but calculated on a rolling twelve-month basis, through December 31, 2000. As long as the Company met or exceeded the required minimum cumulative amounts of EBITDA, the Company could access the Credit Facility for general corporate purposes, subject to the reduced amount of availability.

Until September 27, 2000, the Company, through a wholly owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. (See Note P to the Company’s condensed consolidated financial statements included elsewhere in this report.) As a result of this restructuring charge, the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000 and on September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity organized by Investcorp S.A. for $5.0 million, which acquired the Cleveland Facilities on September 27, 2000. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company also repaid the $5.0 million loan from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. (See Note I to the Company’s condensed consolidated financial statements included elsewhere in this report.) The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) originally incurred in obtaining the Company’s Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group that provides the Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the credit facility was originally obtained.

On March 28, 2001, the Company obtained an additional amendment (the “Third Amendment”) to the Credit Facility in order to be able to complete the financial restructuring of the Company’s Discount Notes and Preferred Stock discussed below. The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5.0 million or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off approximately $2.6 million of deferred financing costs incurred when the Credit Facility was obtained. (See Note H to the Company’s consolidated financial statements included elsewhere in this report.)

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

In connection with the Third Amendment to the Credit Facility and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events of $4,145,000.

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

As of December 31, 2001, total obligations under the Credit Facility were $54,930,000 and consisted of $25,250,000 of revolver loans, $13,700,000 of synthetic lease obligations and $15,980,000 of undrawn letters of credit. Approximately 40% of the letters of credit were issued in connection with the Company's leasing of long-term facilities under operating leases. The remaining letters of credit were issued to third party insurers and relate to recorded insurance liabilities. As of December 31, 2001, the Company had approximately $70,000 of availability under the Credit Facility (as amended by the Third Amendment) and was not in default of the financial covenants of the Credit Facility.

The Company’s operating activities in 2000 provided net cash of $26,366,000 as compared to providing net cash of $19,235,000 in 2001. Cash flows from operations in 2001 decreased primarily as the result of non-recurring cash charges incurred in connection with the completion of the Third amendment, the Financial Restructuring and the Facility Reorganization.

Net cash used by investing activities was $8,702,000 during 2000 as compared to $13,061,000 used in 2001. The primary use of cash for investing purposes during 2000 and 2001 was to fund additions to property and equipment associated with the maintenance of the Company’s existing facilities.

Net cash used by financing activities was $8,326,000 in 2000 as compared to $7,649,000 used in 2001. During 2001, the Company repaid $7,500,000 on its revolving credit facility.

In addition to the Discount Notes, as of December 31, 2001, the Company had two mortgage loans outstanding totaling $17,179,000 and $25,250,000 in revolving loans on its Credit Facility. One mortgage loan had an outstanding principal balance of $15,676,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the annual operating revenues of the four mortgaged facilities and actual revenues during the twelve-month base period. The Company’s other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,503,000 at December 31, 2001, of which $1,338,000 is due in 2010.

The Company owns a 75% interest in a partnership that owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $5,600,000 made to this partnership to refinance a loan that funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The loan matures on May 1, 2002 and the Company expects to refinance the loan on comparable terms prior to the maturity date. The partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership's debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

Harborside expects that its capital expenditures for 2002, excluding acquisitions of new long-term care facilities, will aggregate approximately $7,000,000. Harborside’s expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed primarily through operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future, to refinance the New Notes when they mature on August 1, 2007 or to refinance the New Preferred Stock when it becomes mandatorily redeemable on February 1, 2008.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company's ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table provides information about the Company's contractual obligations as of December 31, 2001, excluding current liabilities except for the current portion of long-term debt.

                                    Payments due by Years
                                          Total            2002        2003 and 2004  2005 and 2006  After 2006

Long-term debt                       $  116,654,000  $    2,776,000  $   38,213,000  $      40,000  $   75,625,000
Operating leases (1)                    214,410,000      28,311,000      56,288,000     45,538,000      84,273,000
                                     --------------  --------------  --------------  -------------  --------------
Total contractual and
cash obligations                     $  331,064,000  $   31,087,000  $   94,501,000  $  45,578,000  $  159,898,000
                 ==============  ==============  ==============  =============  ==============

(1) The operating lease obligation amounts include the annual facility rent payments for two long-term care facilities whose acquisitions were financed by the Company through the synthetic leasing capability of its Credit Facility. The Company's annual rent obligations under these synthetic leases reflect payment of interest only on the lessor's $13,700,000 of underlying debt obligations. At the maturity of the leases, the Company is obligated to either purchase the facilities and refinance the $13,700,000 of underlying debt or assist the lessor in remarketing the facilities and reimburse the lessor if the fair market value of the facilities at that time is less than the amount of the underlying debt obligation.

The Company issued $15,000,000 of New Preferred Stock on May 10, 2001. As long as the Company's New Notes remain outstanding, the New Preferred Stock is entitled to dividends at rate of 13% per annum compounded quarterly and payable in additional shares of New Preferred Stock. The New Preferred Stock is mandatorily redeemable on February 1, 2008.

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program that, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past two years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provides caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of December 31, 2001, the Company maintains a Claims Reserve in the amount of $1,467,000 for incurred but not reported claims. The amount of the reserve was determined through an estimation process that used information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability reserve. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. At this time, the Company estimates that, effective September 1, 2001, its annual cost for professional and general liability insurance for existing facilities will increase from approximately $2,500,000 under the prior program to $6,500,000 under the new program. The Company will continue to evaluate its insurance reserve requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability reserve will be recorded in the accounting period in which the change in estimate occurs. There can be no assurances the recent Florida tort reform legislation will have a positive impact on claims activity, that the coverage limits of the Company’s insurance program will be adequate or that insurance will continue to be available to the Company in the future. (See Note M to the Company’s consolidated financial statements included elsewhere in this report.)

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the BBRA and BIPA are scheduled to expire on October 1, 2002. Unless Congress enacts new legislation, the loss of revenues associated with this occurrence could have a material adverse effect on the

Company. If new legislation is not enacted, the Company estimates that its revenues for the quarter ended December 31, 2002 would be reduced by approximately $37 per Medicare Part A patient day. The Company cannot provide assurances that Congress will act to renew the existing legislation; however, the Company does anticipate that it would take actions to reduce costs to offset a portion of this revenue reduction. At this time, the Company cannot predict the course of action likely to be selected by Congress or the impact of this issue on the Company's net income for the year ended December 31, 2002.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of fraud and abuse laws to include all health plans, whether or not they are reimbursed under Federal programs. HIPAA also mandated the adoption of federal regulations designed to (a) standardize transaction formats and billing codes for documenting health care services, determining eligibility and processing claims for payment; and (b) protect the privacy and security of individually identifiable health information. Final HIPAA regulations that standardize transactions and code sets were issued during the third quarter of 2000. The ultimate compliance date was subsequently modified by legislation to require health care providers and health plans to either comply with the HIPAA transaction code set standards beginning in October of 2002 or submit a written plan to the federal government by October of 2002 describing specific plans for compliance by October of 2003. The regulations do not require healthcare providers to submit claims electronically, but do require standard formatting for those that do so. The Company currently submits most claims electronically and expects to continue to do so. The Company is currently evaluating its plans for compliance by October of 2002 or submitting the required plan describing its plans for compliance by October of 2003.

Final HIPAA privacy regulations were published during the fourth quarter of 2000. However, on March 21, 2002, the U.S. Department of Health and Human Services released a proposed rule which if finally adopted would modify the regulations published during 2000. In general, the regulations apply to “protected health information”, which is defined as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of health care to the individual or payment of that health care. The regulations further impose requirements on health care providers to contractually obligate certain of their subcontractors who may receive protected health care information during the course of rendering services on behalf of such health care provider to abide by certain privacy requirements as well. In addition, the current HIPAA regulations provide that certain state privacy laws may not be preempted by HIPAA. Accordingly, the Company, in certain instances, will remain subject to various state privacy laws in jurisdictions in which it currently operates facilities. HIPAA provides for the imposition of civil and criminal penalties if protected health information is improperly disclosed. The Company must comply with the privacy regulations by April of 2003. Given the issuance of the recent proposed rulemaking, it is uncertain the extent to which the regulations that were published in 2000 will change. The Company is continuing to evaluate the impact of the privacy regulations on its operations.

HIPAA’s security regulations have not been finalized. The proposed security regulations specify administrative procedures, physical safeguards, and technical services and mechanisms designed to ensure that protected health information remains secure. The proposed security rules contemplate a compliance date of 24 months after the effective date of the final rule published in the Federal Register, although it is possible that such compliance date will differ and could align with the compliance date for the privacy regulations depending on when the security regulations are ultimately finalized.

The Company is currently working in conjunction with its software vendors to evaluate the impact of HIPAA regulations on the Company’s systems and operating procedures. The Company has not yet completed its analysis or its estimate of the expected costs of compliance with the HIPAA regulations. There can be no assurances that compliance with HIPAA regulations will not have an adverse effect on the Company’s results of operations, cash flows or its financial position.

SEASONALITY

Harborside’s earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include, among other things, the timing of Medicaid and Medicare rate increases, seasonal census cycles and the number of calendar days in a given quarter.

INFLATION

The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. Shortages in the labor market or general inflationary pressure could have a significant effect on the Company. In addition, suppliers attempt to pass along rising costs to the Company in the form of higher prices. When d with increases in operating costs, the Company has generally increased its charges for services. The Company’s operations could be adversely affected if it is unable to recover future cost increases or if it experiences significant delays in Medicare and Medicaid revenue sources increasing their rates of reimbursement.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company’s debt obligations bear interest at fixed rates and are not affected by changes in market interest rates; however, borrowings under the Company’s New Credit Facility are sensitive to changes in interest rates. Under the New Credit Facility, interest is based on either LIBOR or prime rates of interest (plus applicable margins), at the Company’s election. As the prime and LIBOR rates of interest increase, interest expense associated with the Company’s borrowings under the New Credit Facility would also increase. An increase of 1% in the applicable rate would have increased the Company’s annual interest cost by approximately $318,000.

The Company did not experience significant changes in interest rates during the year ended December 31, 2001. As part of the Company’s risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the years ending December 31, 2000 or December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES:
Report of Independent Accountants...........................................................32
Consolidated Balance Sheets as of December 31, 2000 and 2001................................33
Consolidated Statements of Operations for the years ended December 31,
 1999, 2000 and 2001........................................................................34
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
 December 31, 1999, 2000 and 2001...........................................................35
Consolidated Statements of Cash Flows for the years ended December 31,
1999, 2000 and 2001.........................................................................36
Notes to Consolidated Financial Statements..................................................37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Harborside Healthcare Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity
(deficit), and cash flows present fairly, in all material respects, the financial position of Harborside Healthcare Corporation and its subsidiaries
(the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of
America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of
America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 2002

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands, except share and per share amounts)

                                                       AS OF DECEMBER 31,

                                                                                    2000           2001
                                                                               ---------      ---------
        ASSETS
Current assets:
  Cash and cash equivalents ..............................................     $  10,724      $   9,249
  Accounts receivable, net of allowances for doubtful
     accounts of $2,272 and $3,979 respectively ..........................        48,659         45,502
  Prepaid expenses and other .............................................        13,180         11,628
                                                                               ---------      ---------
      Total current assets ...............................................        72,563         66,379

Restricted cash (Note C) .................................................         4,805          5,898
Property and equipment, net (Note D) .....................................       105,089        108,989
Deferred financing and other non-current assets, net (Note E) ............        11,253          3,916
Other assets, net (Note O) ...............................................         1,900            700
Note receivable (Note F) .................................................         7,487          7,487
                                                                               ---------      ---------
    Total assets .........................................................     $ 203,097      $ 193,369
                                                                               =========      =========

        LIABILITIES
Current liabilities:
  Current maturities of long-term debt (Note H) ..........................     $   5,250      $   2,776
  Accounts payable .......................................................        10,883         14,711
  Employee compensation and benefits .....................................        15,865         19,270
  Other accrued liabilities ..............................................         6,301          6,878
  Accrued interest .......................................................           470            147
  Current portion of deferred income .....................................           514            521
                                                                               ---------      ---------
    Total current liabilities ............................................        39,283         44,303

Claims reserve (Note M) ..................................................          --            1,467
Long-term portion of deferred income (Note G) ............................         1,910          1,487
Long-term debt (Note H) ..................................................       173,866        113,878
Long-term accrued interest (Note H) ......................................          --           47,115
                                                                               ---------      ---------
    Total liabilities ....................................................       215,059        208,250
                                                                               ---------      ---------

Commitments and contingencies (Notes G and M)

13 1/2% Exchangeable preferred stock, redeemable, $.01 par value,
  250,000 shares authorized; 55,112 and 23 shares issued and outstanding,
  respectively (Note L) ..................................................        55,112           --

13% Convertible exchangeable preferred stock, redeemable, $.01 par value with a liquidation value of $1,000 per share; 100,000 shares authorized;
  0 and 16,286 shares issued and outstanding, respectively (Note L) ......          --           16,286

        STOCKHOLDERS' DEFICIT (Note L)
Common stock, $.01 par value, 19,000,000 and 40,700,000 shares
 authorized, 15,275,664 shares issued ....................................           153            153
Additional paid-in capital ...............................................       191,750        187,976
Common stock in treasury, at cost, 7,349,832 and
7,379,165 shares, respectively ...........................................      (183,746)      (183,746)
Accumulated deficit ......................................................       (75,231)       (35,550)
                                                                               ---------      ---------
    Total stockholders' deficit ..........................................       (67,074)       (31,167)
                                                                               ---------      ---------
 Total liabilities and stockholders' deficit .............................     $ 203,097      $ 193,369
                                                                               =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                                  HARBORSIDE HEATHCARE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (dollars in thousands, except per share amounts)

                                           FOR THE YEARS ENDED DECEMBER 31,

                                                               1999        2000         2001
                                                               ----        ----         ----

Total net revenues ................................     $ 300,615      $ 322,672      $ 346,738
                                                        ---------      ---------      ---------

Expenses:
  Facility operating ..............................       248,795        259,780        282,194
  General and administrative ......................        17,808         17,993         19,043
  Service charges paid to former affiliate (Note O)         1,173          1,083            979
  Amortization of prepaid management fee (Note O) .         1,200          1,200          1,200
  Depreciation and amortization ...................        10,249         10,210          9,355
  Facility rent ...................................        22,394         24,275         28,889
  Restructuring costs (Note P) ....................         5,745           --             --
  Loss on termination of capital lease (Note I) ...          --            8,914           --
  Financial restructuring cost (Note H) ...........          --             --            9,045
  Facility reorganization costs (Note Q) ..........          --             --            1,080
                                                        ---------      ---------      ---------

   Total expenses .................................       307,364        323,455        351,785
                                                        ---------      ---------      ---------

 Loss from operations .............................        (6,749)          (783)        (5,047)

Other:
Interest expense, net .............................        20,895         21,675         11,945
  Other expense (income) ..........................           261            (74)          (315)
                                                        ---------      ---------      ----------
Loss before income taxes ..........................       (27,905)       (22,384)       (16,677)

Income tax expense (benefit) (Note K) .............       (10,304)        14,322            225
                                                        ---------      ---------      ---------

Net loss ..........................................       (17,601)       (36,706)       (16,902)

Preferred stock dividends .........................        (6,004)        (6,853)        (3,774)
                                                        ---------      ---------      ---------
Loss applicable to common shares ..................     $ (23,605)     $ (43,559)     $ (20,676)
                                                        =========      =========      =========

Loss per common share (Note L):
         Basic and Diluted ........................     $   (3.25)     $   (6.00)     $  (2.82)
                                                        =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                (dollars in thousands)

                                 FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 and 2001

                                                              Additional
                                                   Common       Paid-in     Treasury    Accumulated
                                                    Stock       Capital       Stock       Deficit     Total
                                                    -----       -------       -----       -------     --------

Stockholders' equity, December 31, 1998                146      204,607     (183,746)     (20,924)           83

Net loss for the year ended December 31, 1999            -            -            -      (17,601)     (17,601)
Preferred stock dividends                                -       (6,004)           -            -       (6,004)
                                                ----------   ----------    ---------    ---------    ----------

Stockholders' deficit, December 31, 1999               146      198,603     (183,746)     (38,525)     (23,522)

Net loss for the year ended December 31, 2000            -            -            -      (36,706)     (36,706)

Issuance of restricted shares (664,500 shares)           7            -            -            -            7

Preferred stock dividends                                -       (6,853)           -            -       (6,853)
                                                ----------   ----------    ---------    ---------     ---------

Stockholders' deficit, December 31, 2000               153      191,750     (183,746)     (75,231)     (67,074)

Net loss for the year ended December 31, 2001            -            -            -      (16,902)     (16,902)

Reduction of liquidation preference and
       exchange of 131/2% exchangeable
       preferred stock (Note L)                          -            -            -       56,583       56,583

Preferred stock dividends                                -      (3,774)            -            -       (3,774)
                                                ----------   ---------    ----------    ----------    ---------

Stockholders' deficit, December 31, 2001        $      153    $ 187,976   $ (183,746)   $ (35,550)    $(31,167)
                                                ==========    =========   ==========    ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (dollars in thousands)

                                           FOR THE YEARS ENDED DECEMBER 31,

                                                            1999          2000       2001
                                                          --------      --------      -----
Operating activities:
Net loss ...........................................     $(17,601)     $(36,706)     $(16,902)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
Depreciation of property and equipment .............        7,173         7,776         7,682
Amortization of deferred financing and other
 non-current assets ................................        3,076         2,434         1,673
             Amortization of prepaid management fee         1,200         1,200         1,200
Amortization of deferred income ....................         (677)         (680)         (518)
Accretion of senior subordinated discount notes ....       11,771        13,095        10,400
Amortization of long-term accrued interest .........         --            --          (3,002)
Amortization of loan costs
  and fees (included in rental and interest expense)          156           143           143
Accretion of interest on capital lease obligation ..        3,443         2,753          --
Noncash restructuring charge .......................        1,852          --            --
Noncash lease termination costs ....................         --           7,542          --
Noncash issuance of restricted shares ..............         --               7          --
Noncash financial restructuring charge .............         --            --           4,896
                                                         --------       -------       -------
                                                           10,393        (2,436)        5,572
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable ........         (222)        1,509         3,157
 (Increase) decrease in prepaid expenses and other .       (4,006)        6,343         1,552
 (Increase) decrease in deferred income taxes ......       (7,939)       14,252          --
 Increase in accounts payable ......................        1,927         1,555         3,828
 Increase in employee compensation and benefits ....          801         1,844         3,405
 Increase (decrease) in accrued interest ...........          510          (102)         (323)
 Increase (decrease) in other accrued liabilities ..       (1,977)          793           577
 Increase in income taxes payable ..................        1,265         2,608          --
 Claims reserve accrual ............................         --            --           1,467
                                                         --------       -------       -------
  Net cash provided by operating activities ........          752        26,366        19,235
                                                         --------       -------       -------

Investing activities:
 Additions to property and equipment ...............      (13,197)       (6,199)      (11,582)
 Additions to deferred financing and other
  non-current assets ...............................       (2,255)         (118)         (386)
 Transfers to restricted cash, net .................         (310)       (2,385)       (1,093)
 Payment of purchase deposit .......................       (5,000)         --            --
                                                         --------       -------       -------
Net cash used by investing activities ..............      (20,762)       (8,702)      (13,061)
                                                         --------       -------       -------

Financing activities:
 Borrowings under revolving line of credit .........       20,000          --            --
 Issuance of New Preferred Stock ...................         --            --          15,000
 Payment to holders of Discount Notes ..............         --            --         (15,000)
 Receipt of cash in connection with lease ..........         --            --             102
 Payment on revolving line of credit ...............         --            --          (7,500)
 Issuance of note payable to affiliate .............        5,000          --            --
 Payment of note payable to affiliate ..............         --          (5,000)         --
 Payment of long-term debt .........................         (206)         (224)         (245)
 Principal payments of capital lease obligation ....       (4,274)       (3,084)         --
 Dividends paid on exchangeable preferred stock ....          (20)          (18)           (6)
                                                         --------      --------      --------
   Net cash provided (used) by financing activities        20,500        (8,326)       (7,649)
                                                         --------      --------      --------

Net increase (decrease) in cash and cash equivalents          490         9,338        (1,475)
Cash and cash equivalents, beginning of year .......          896         1,386        10,724
                                                         --------      --------      --------
Cash and cash equivalents, end of year .............     $  1,386      $ 10,724      $  9,249
                                                         ========      ========      ========

Supplemental Disclosure:
  Interest paid ....................................     $  5,911      $  7,129      $  6,163
  Income taxes paid ................................     $    243      $    130      $    257
  Accretion of preferred dividends .................     $  5,984      $  6,835      $  3,768

The accompanying notes are an integral part of the consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

Harborside Healthcare Corporation, through its subsidiaries (the “Company” or “Harborside”), operates long-term care facilities and, until September 1999, provided rehabilitation therapy services to non-affiliated long-term care facilities (See Note P). As of December 31, 2001, the Company owned eighteen facilities, operated thirty-two additional facilities under various leases and managed one facility. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. BASIS OF PRESENTATION

The Company was incorporated in Delaware on March 19, 1996 and was formed as a holding company in anticipation of an initial public offering (the “IPO”), to combine under the control of a single corporation the operations of various business entities which were all under the majority control of several related stockholders.

On April 15, 1998, the Company entered into a Merger Agreement (the “Merger”) with HH Acquisition Corp. (“MergerCo”), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the “New Investors”). The New Investors made common equity cash contributions totaling $165 million ($158.5 million, net of issuance costs). On August 11, 1998, MergerCo merged with and into the Company, with Harborside Healthcare Corporation as the surviving corporation. As a result of the transaction, and pursuant to the Merger, the New Investors acquired approximately 91% of the post-merger common stock of the Company. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the Merger, the Company’s shares were de-listed from the New York Stock Exchange.

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

Net patient service revenues payable by patients at the Company’s facilities are recorded at established billing rates. Net patient service revenues to be reimbursed by contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third-party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid are determined by filing cost reports which are then audited and generally retroactively adjusted by the payor. Legislative changes to state or Federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third-party payors, which could materially and adversely affect the Company, are reflected in operations at the time of the adjustment or settlement. Accounts receivable, net, at

December 31, 2000 and 2001, include $11,451,000 and $8,467,000, respectively, of estimated settlements due from third-party payors and $2,268,000 and $2,401,000, respectively, of estimated settlements due to third-party payors.

Concentrations

A significant portion of the Company’s revenues are derived from the Medicare and Medicaid programs. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to long-term care facilities under these programs. Approximately 71%, 74%, and 77% of the Company’s net revenues in the years ended December 31, 1999, 2000 and 2001, respectively, are from the Company’s participation in the Medicare and Medicaid programs. As of December 31, 2000 and 2001, $25,601,000 and $25,862,000, respectively, of net accounts receivable were due from the Medicare and Medicaid programs.

Facility Operating Expenses

Facility operating expenses include expenses associated with the normal operations of a long-term care facility. The majority of these costs consist of payroll and employee benefits related to nursing, rehabilitation therapy services, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include: the cost of medical and pharmacy supplies, food and utilities. Through September 1999, facility operating expenses included expenses associated with rehabilitation therapy services rendered by the Company under contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. (See Note P to the Company’s consolidated financial statements included elsewhere in this report).

Provision for Doubtful Accounts

Provisions for uncollectible accounts receivable of $1,655,000, $3,610,000 and $3,998,000 are included in facility operating expenses for the years ended December 31, 1999, 2000 and 2001, respectively. Individual patient accounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for the collectibility of receivables, depreciation and amortization, health benefit, workers’ compensation and general and professional liability claims, taxes and contingencies.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures that extend the lives of affected assets are capitalized, while maintenance and repairs are charged to expense as incurred. Upon the retirement or sale of an asset, the cost of the asset and any related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is included in net income (loss).

Depreciation expense is estimated using the straight-line method. These estimates are calculated using the following estimated useful lives:

     Buildings and improvements         31.5 to 40 years or the life of the leased facility
     Furniture and equipment            3 to 10 years
     Land improvements                  8 to 40 years

Deferred Financing and Other Non-Current Assets

Deferred financing costs consist of costs incurred in obtaining financing (primarily loans and facility leases). These costs are amortized using the straight-line method (which approximates the interest method) over the term of the related financial obligation (See Notes E and H).

In connection with each of its acquisitions, the Company reviewed the assets of the acquired facilities and assessed their relative fair value in comparison to the purchase price. Covenants not-to-compete are being amortized using the straight-line method over the period during which competition is restricted. Goodwill resulted from the acquisition of certain assets for which the negotiated purchase prices exceeded the allocations of the fair market value of identifiable assets. The Company’s policy is to evaluate each acquisition separately and identify an appropriate amortization period for goodwill based on the acquired property’s characteristics. Through December 31, 2001, goodwill was amortized using the straight-line method over a 15 to 40 year period (See discussion of New Accounting Pronouncements below).

Assessment of Long-Lived Assets

The Company reviews, on a quarterly basis, the carrying value of its long-lived assets (primarily property and equipment and deferred financing and other non-current assets) to assess the recoverability of these assets; any impairments would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values included in appraisals of its facilities, which have periodically been obtained in connection with various financial arrangements. (See Notes H, I and P to the Company’s consolidated financial statements included elsewhere in this report).

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of their acquisition by the Company.

Restricted Cash

Restricted cash consists of cash set aside in escrow accounts as required by several of the Company’s leases and other financing arrangements.

Income Taxes

The Company determines deferred taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax basis of assets and liabilities using enacted marginal tax rates. Deferred income tax expenses or credits are based on the changes in the assets or liabilities from period to period. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be recognized (See Note K).

Reclassification of Prior Period Amounts

Certain amounts have been reclassified to conform to the 2001 presentation.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of December 31, 2001, the Company’s intangible assets included no assets that will be classified as goodwill effective January 1, 2002.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses were incurred. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial position, results of operations, or cash flows.

D. PROPERTY AND EQUIPMENT

The Company's property and equipment are stated at cost less accumulated depreciation and consist of the following as of December 31:

                                                2000                    2001
                                                ----                    ----

Land                                      $   7,238,000             $  7,238,000
Land improvements                             3,643,000                3,943,000
Buildings and improvements                   95,913,000              100,626,000
Equipment, furnishings and fixtures          28,907,000               35,364,000
                                           -----------              ------------
                                            135,701,000              147,171,000
Less accumulated depreciation                30,612,000               38,182,000
                                           ------------             ------------
                                           $105,089,000             $108,989,000
                                           ============             ============

E. DEFERRED FINANCING AND OTHER NON-CURRENT ASSETS

Deferred financing and other non-current assets are stated at cost less accumulated amortization and consist of the following as of December 31:

                                                2000                    2001
                                                ----                    ----

Deferred financing costs                    $16,095,000              $ 7,991,000
Covenant not-to-compete                       1,200,000                1,200,000
Goodwill                                        569,000                        -
Other                                           256,000                        -
                                            -----------              -----------
                                             18,120,000                9,191,000
Less accumulated amortization                 6,867,000                5,275,000
                                            -----------              -----------
                                            $11,253,000              $ 3,916,000
                                            ===========              ===========

F. NOTE RECEIVABLE

On December 1, 1997, the Company acquired five long-term care facilities in Connecticut. The Company financed this acquisition through an operating lease with the seller. In connection with this acquisition, the Company received a note receivable from the owners in the amount of $7,487,000. Interest is earned at the rate of 9% per annum, and payments are due monthly, in arrears, commencing January 1, 1998 and continuing until November 30, 2010, at which time the entire principal balance is due. The proceeds of the note were used by the owner to repay certain indebtedness. The note is collateralized by various mortgage interests and other collateral.

G. OPERATING LEASES

The Company leases certain long-term care facilities and equipment under operating leases. The Company’s existing leased facilities are leased either from the owner of the facilities, from a real estate investment trust or other real estate entity that has purchased the facilities from the owner or through synthetic lease borrowings. The Company’s existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases that provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is to be exercised. In other cases, the lease sets forth a fixed purchase option price. The Company leases two facilities through the synthetic leasing capability afforded by its credit facility (See Note H). In connection with these synthetic leases the Company has guaranteed approximately $12,000,000 of residual property value.

Future minimum rent commitments under the Company’s non-cancelable operating leases as of December 31, 2001 are as follows:

                                                 Real Estate         Equipment         Total
                                                 -----------         ---------         -----

                  2002                          $ 27,978,000       $  333,000    $   28,311,000
                  2003                            28,121,000          247,000        28,368,000
                  2004                            27,907,000           13,000        27,920,000
                  2005                            27,096,000                -        27,096,000
                  2006                            18,442,000                -        18,442,000
                  Thereafter                      84,273,000                -        84,273,000
                                               ------------- ----------------     -------------
                                                $213,817,000        $ 593,000      $214,410,000
                                                ============        =========      ============

H. LONG-TERM DEBT

The Company has a mortgage payable (the “Mortgage”) in the amount of $15,676,000 at December 31, 2001. The Mortgage is cross-collateralized by the assets of four of the Company’s facilities (the “Four Facilities”). The Mortgage bears interest at the annual rate of 10.65%. Additional interest payments are also required in an amount equal to 0.3% of the difference between the operating revenues of the Four Facilities in each applicable year and the operating revenues of the Four Facilities during a twelve-month base period which commenced October 1, 1995. The Mortgage places certain restrictions on the Four Facilities; among them, the agreement restricts their ability to incur additional debt or to make significant dispositions of assets. The Four Facilities are also required to maintain a debt service coverage ratio of at least 1.2 to 1.0 (as defined in the loan agreement) and a current ratio of at least 1.0 to 1.0. The Mortgage contains a prepayment penalty calculated in accordance with a formula.

A subsidiary of the Company assumed a first mortgage note (the “Note”) with a remaining balance of $1,503,000 as part of the acquisition of a long-term care facility in 1988. The Note requires the annual retirement of principal in the amount of $20,000. The Company pays interest monthly at the rate of 14% per annum on the outstanding principal amount until maturity in October 2010, when the remaining unpaid principal balance of $1,338,000 is due. The Note is collateralized by the property and equipment of the facility.

On August 11, 1998, in connection with the Merger, the Company entered into a six-year $250,000,000 collateralized credit facility (the “Credit Facility”). During the first four years of the Credit Facility, up to $250,000,000 could be used in connection with synthetic lease financing. Proceeds of the loans could be used for working capital, capital expenditures, acquisitions and general corporate purposes. The Credit Facility is collateralized by substantially all of the Company’s patient accounts receivable, certain real estate and a first or second priority interest in the capital stock of certain of the Company’s subsidiaries. Interest is based on either LIBOR or prime rates of interest (plus applicable margins), at the election of the Company. The Credit Facility requires that the Company maintain an interest/rent coverage ratio which varies by year, and limits aggregate borrowings under the Credit Facility to a predetermined multiple of EBITDA. The Credit Facility contains a number of restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, prohibit the disposition of certain assets, limit the Company’s ability to make capital expenditures in excess of pre-determined levels and limits the ability of the Company to declare and pay certain dividends.

During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the Credit Facility. Accordingly, the Company obtained an amendment (the “First Amendment”) to the Credit Facility effective March 30, 1999 which temporarily limited borrowings under the Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. In order to complete the Cleveland Facility leasing transaction (See Note I), the Company was required to obtain the release of certain collateral held by the bank group which provides the Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the Credit Facility was obtained.

On March 28, 2001, the Company obtained an additional amendment (the “Third Amendment”) to the Credit Facility in order to be able to implement the financial restructuring of the Company’s Discount Notes and Preferred Stock discussed below. The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5,000,000 or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the Credit Facility was obtained.

As of December 31, 2001, total obligations under the Credit Facility were $54,930,000 and consisted of $25,250,000 of revolver loans, $13,700,000 of synthetic lease obligations and $15,980,000 of undrawn letters of credit. As of December 31, 2001, the Company had approximately $70,000 of remaining availability under the Credit Facility (as amended by the Third Amendment) and was not in default of the financial covenants of the Credit Facility. As of December 31, 2001, interest on revolver loans outstanding under the Credit Facility ranged from 5.9% to 6.43%.

In connection with the Merger on August 11, 1998, the Company issued $170,000,000 principal amount at maturity (approximately $99,500,000 gross proceeds) of Discount Notes. Each Discount Note was issued with a principal amount at maturity of $1,000 and an original issue price of $585.25. Interest on the Discount Notes accreted in accordance with a predetermined formula on a semi-annual basis on February 1, and August 1, of each year. Cash interest was not to accrue on the Discount Notes until August 1, 2003. In March 2001, the Company entered into an agreement (the “Restructuring Agreement”) with Investcorp S.A. and the holders of more than a majority in interest of the Company’s Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and Preferred Stock. The Restructuring Agreement contemplated that the Company would offer to exchange for each $1,000 amount at maturity of outstanding Discount Notes a combination of the following: (1) 0.5899118 of a new 12% Senior Subordinated Discount Note due 2007 (the “New Notes”) each having a principal amount at maturity equal to $1,000 and an original issue price of $685.67 (assuming that the New Notes were issued on May 4, 2001), (2)  $88.2353 in cash and (3) common stock purchase warrants for approximately 10.9 shares of its Class A Common Stock. The Company would also offer to exchange common stock purchase warrants for approximately 10.7 shares of its Class A Common Stock for each $1,000 liquidation preference of Preferred Stock (based on the aggregate liquidation preference to be outstanding on May 1, 2001) plus any dividends accrued on such Preferred Stock after May 1, 2001. In conjunction with the restructuring proposal, the Company would solicit consents from holders of outstanding Discount Notes and Preferred Stock to amendments to the Indenture governing the Discount Notes and to the Certificate of Designation governing the Preferred Stock that would eliminate or modify certain restrictive covenants and other provisions contained in the Indenture and the Certificate of Designation and would substantially eliminate the preferences of the Preferred Stock, including the reduction of the liquidation preference from $1,000 to $0.01 per share and the elimination of the right of holders to be paid dividends on shares of Preferred Stock. Also, the Company would issue to Investcorp S.A. (or one or more of its affiliates or designees) up to 15,000 shares of a new series of 13% convertible exchangeable preferred stock (the “New Preferred Stock”) and 1,854,422 common stock purchase warrants for a total purchase price of up to $15,000,000.

On April 6, 2001, the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the Preferred Stock shares were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company has an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which are initially convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

The reduction in the liquidation preference of the Preferred Stock was completed on May 10, 2001, as contemplated by the Restructuring Agreement, the carrying amount of the Preferred Stock was reduced from $57,595,000 to $576 and the amount of the reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company’s Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes, the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company’s Long-term Accrued Interest account. Subsequent to their issuance, the carrying amount of the New Notes increases as the result of accretion and results in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes is recognized such that a constant effective interest rate is applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes.

In connection with the Third Amendment to the Credit Facility and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. This charge resulted from the write off of approximately $1,500,000 of unamortized deferred financing costs incurred when the Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events of $4,145,000.

The New Notes were issued at a discount and interest on the New Notes accretes until August 1, 2004. Cash interest payments will be paid semi-annually in arrears beginning on February 1, 2005 based on the fully accreted value of the New Notes and a 12% cash interest payment rate. The New Notes mature on August 1, 2007.

At any time on or prior to August 1, 2003, the New Notes may be redeemed, in whole but not in part, at the option of the Company upon the occurrence of a “Change of Control” (as defined) in accordance with the prescribed procedures and the payment of any applicable premium (as defined). Upon the occurrence of a Change in Control, unless all New Notes have been called for redemption, each holder of the New Notes will have the right to require, in accordance with the prescribed procedures, the Company to repurchase all or any part of the New Notes at a price equal to 101% of the accreted value of the New Notes. The New Notes must be redeemed in whole on August 1, 2007.

Upon the voluntary or involuntary liquidation of the Company, holders of the New Notes will be entitled to be paid in full 100% of principal and accrued interest out of the assets available for distribution after holders of senior debt have been paid in full. The New Notes are unsecured, subordinate to existing and future senior debt of the Company, but senior in right with all existing and future subordinated debt of the Company. Certain of the subsidiaries of the Company have jointly and severally guaranteed the Company’s payment obligations (subject to maximum amounts per subsidiary) under the New Notes (see Note R). Each New Note guaranteed by such subsidiary is subordinated to any senior debt of such guarantor. The Company derives substantially all of its income from operations through its subsidiaries and consequently, the New Notes are effectively subordinated to the potential claims of creditors of all of the subsidiaries of the Company irrespective of subsidiary guarantees. The New Notes also contain certain restrictive covenants which limit the ability of the Company to incur debt, issue preferred stock, merge or dispose of substantially all of its assets.

Interest expense charged to operations for the years ended December 31, 1999, 2000 and 2001 was $21,678,000, $23,007,000 and $13,270,000, respectively.

As of December 31, 2000 and 2001, the Company's long-term debt, excluding the current portion, consisted of the following:

                                                 2000             2001
                                                 ----             ----

12% Senior subordinated discount notes
   due 2007                                                   $  74,225,000
11% Senior subordinated discount notes
   due 2008                                  $ 128,942,000              -
Mortgages payable                               17,174,000       16,903,000
Revolving loans under Credit Facility           27,750,000       22,750,000
                                             -------------    -------------
                                             $ 173,866,000    $ 113,878,000
                                             =============    =============

As of December 31, 2001, future long-term debt maturities associated with the Company’s debt are as follows:

           2002          $     2,776,000
           2003                5,303,000
           2004               32,910,000
           2005                   20,000
           2006                   20,000
           Thereafter         75,625,000
                          --------------
                            $116,654,000
                            ============

Substantially all of the Company’s assets are subject to liens under long-term debt or operating lease agreements.

I. CAPITAL LEASE OBLIGATION

Until September 27, 2000, the Company, through a wholly owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. As a result of a restructuring charge (See Note P), the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000.

On September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity organized by Investcorp, for $5.0 million, which simultaneously acquired the Cleveland Facilities. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company used the proceeds of the purchase rights assignment to repay the $5.0 million note payable from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) related to the Company’s Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group which provides the Credit Facility. The Company obtained the release of the collateral as part of an amendment to the Company’s Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the Credit Facility was originally obtained.

On December 21, 2001, the Cleveland Facilities were sold to an unaffiliated real estate investment trust and the Company entered into new operating leases with that entity.

J. RETIREMENT PLANS

The Company maintains an employee 401(k) defined contribution plan. All employees who have worked at least one thousand hours and have completed one year (nine months effective January 1, 2002) of continuous service are eligible to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions to this plan may be matched at the discretion of the Company. The Company contributed $298,000 and $385,000 to the plan in 2000 and 2001. There were no contributions made to the plan in 1999.

In September 1995, the Company established a Supplemental Executive Retirement Plan (the “SERP”) to provide benefits to key employees. Participants may defer up to 25% of their compensation which is matched by the Company at a rate of 50% (up to 10% of base salary). Vesting in the matching portion occurs in January of the second year following the plan year in which contributions were made.

K. INCOME TAXES

As required by SFAS 109, the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered the recent and historical results of operations and concluded; in accordance with the applicable accounting methods that it is more likely than not that a certain portion of the deferred tax assets will not be realizable. To the extent that an asset will not be realizable, a valuation allowance is established. The tax effects of temporary differences giving rise to deferred tax assets as of December 31, 2000 and 2001 are as follows:

                                                  2000              2001
                                          ------------      ------------
Deferred tax assets:
     Reserves .......................     $    725,000      $  3,046,000
     Rental payments ................          752,000           687,000
     Interest payments ..............       12,076,000        20,466,000
     Net operating loss carryforwards       10,404,000        19,211,000
     Other ..........................          118,000           414,000
     Valuation allowance ............      (24,075,000)      (29,411,000)
                                          ------------      ------------
     Total deferred tax assets ......     $       --        $ 14,413,000
                                          ============      ============

Deferred tax liabilities:
     Depreciation & Amortization          $       --        $ 14,413,000
                                          ============      ============

  Significant components of the provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                               1999              2000             2001
                                       ------------      ------------     ------------
Current:
     Federal .....................     $ (2,784,000)
     State .......................          418,000      $     70,000     $    225,000
                                       ------------      ------------     ------------
Total current ....................       (2,366,000)           70,000          225,000
                                       ------------      ------------     ------------

Deferred:
     Federal .....................       (6,277,000)       11,596,000             --
     State .......................       (1,661,000)        2,656,000             --
                                       ------------      ------------     ------------
Total deferred ...................       (7,938,000)       14,252,000             --
                                       ------------      ------------     ------------

Total income tax expense (benefit)     $(10,304,000)     $ 14,322,000     $    225,000
                                       ============      ============     ============

  The reconciliation of income tax computed at statutory rates to income tax
(benefit) for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                   1999                       2000                 2001
                                                   ----                       ----                 ----

Statutory rate                              $(9,767,000)  (35.0)%  $   (7,834,000) (35.0)%  $(5,837,000)  35.0%
State income tax, net of federal benefit       (808,000)   (2.9)       (1,765,000) (7.9)        146,000   (0.9)
Permanent differences                            41,000     0.2           198,000   0.9         287,000   (1.7)
Change in valuation allowance                         -      -         23,461,000 104.8       5,336,000  (32.0)
Net operating loss - rate differential          230,000     0.8            90,000   0.4         156,000   (0.9)
Other                                                 -       -           172,000   0.8         137,000   (0.8)
                                            ------------  -------  --------------  -----    -----------  -------
                                            $(10,304,000) (36.9)%  $   14,322,000  64.0%    $   225,000   (1.3)%
                                            ============  =======  ==============  =====    ===========  =======

L. CAPITAL STOCK

Common Stock

On August 11, 1998, as a result of the Merger, the Company authorized the issuance of 500,000 shares of preferred stock with a par value of $.01 per share and 19,000,000 shares (comprised of five classes) of common stock, each with a par value of $.01 per share, consisting of Harborside Class A Common Stock, Harborside Class B Common Stock, Harborside Class C Common Stock, Harborside Class D Common Stock and Common Stock (collectively “Harborside Common Stock”). Effective April 4, 2001, the Company’s Certificate of Incorporation was amended to (a) increase the authorized number of shares of the Company’s Class A Common Stock from 1,200,000 shares to 11,700,000 shares and (b) increase the authorized number of shares of the Company’s Common Stock from 9,500,000 shares to 20,000,000 shares. On November 19, 2001, the Company’s Certificate of Incorporation was again amended to increase the authorized number of shares of the Company’s Class C Common Stock from 1,580,000 shares to 2,280,000 shares.

The numbers of shares of Harborside Common Stock authorized and outstanding as of December 31, 2000 and 2001 are as follows:

                                                        2000                               2001
                                                        ----                               ----

                                            Authorized       Outstanding       Authorized       Outstanding
                                              Shares           Shares            Shares           Shares
                                              ------           ------            ------           ------
Title
-----
Harborside Class A Common Stock             1,200,000           661,332       11,700,000          661,332
Harborside Class B Common Stock             6,700,000         5,940,000        6,700,000        5,940,000
Harborside Class C Common Stock             1,580,000         1,304,500        2,280,000        1,275,167
Harborside Class D Common Stock                20,000            20,000           20,000           20,000
Common Stock                                9,500,000                 -       20,000,000                -
                                           ----------         ---------       ----------        ---------
Total                                      19,000,000         7,925,832       40,700,000        7,896,499
                                           ==========         =========       ===========       =========

Holders of shares of Harborside Class A Common Stock and Common Stock are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to Delaware General Corporate Law (“the DGCL”). Holders of shares of Harborside Class D Common Stock are entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. This number of votes per share results in holders of Harborside Class D Common Stock, as of December 31, 2001, being entitled in the aggregate to a number of votes equal to the total number of outstanding shares of Harborside Class B Common Stock, Harborside Class C Common Stock and Harborside Class D Common Stock as of December 31, 2001. Holders of Harborside Class B Common Stock or Harborside Class C Common Stock will not have any voting rights, except that the holders of the Harborside Class B Common Stock and Harborside Class C Common Stock will have the right to vote as a class to the extent required under the laws of the State of Delaware.

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

Restricted Stock

On September 29, 2000, the Company issued 664,500 shares of restricted Class C common stock (the “Restricted Shares”) to employees of the Company. As part of this restricted stock issuance, 507,705 options granted on August 11, 1998 to purchase shares of the Company’s Class C common stock at $25.00 per share were cancelled. The purpose of the restricted stock issuance was to better enable the Company to retain and motivate key employees. The Restricted Shares generally vest over varying periods of time through December 31, 2003. As of December 31, 2001, 280,000 Restricted Shares were vested. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of the Restricted Shares on the date of grant was approximately $7,000.

Preferred Stock

In connection with the Merger on August 11, 1998, the Company issued 40,000 shares of Preferred Stock. The holders of the Preferred Stock were entitled to receive quarterly dividend payments in arrears beginning November 1, 1998. Dividends were payable in cash or in additional shares of Preferred Stock, at the option of the Company, until August 1, 2003. After August 1, 2003, dividends were to be paid only in cash. During the years ended December 31, 1999, 2000 and 2001, all dividends except for fractional shares amounting to $20,000, $18,000 and $6,000, respectively, were paid in additional shares.

In March 2001, the Company entered into the Restructuring Agreement with Investcorp S.A. and the holders of more than a majority in interest of the Company’s Discount Notes and Preferred Stock for purposes of implementing a restructuring of the Discount Notes and the Preferred Stock (See Note H). On May 10, 2001, the Company completed an exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. As part of the exchange offer, 99.96% of the Preferred Stock shares were tendered and warrants were issued to holders of the Preferred Stock representing the right to purchase (at an exercise price of $0.01 per share) an aggregate of approximately 5% of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which are initially convertible into 150 shares of Class A Common Stock). As contemplated by the Restructuring Agreement, on May 10, 2001, the liquidation preference of the Preferred Stock was reduced from $1,000 to $0.01 per share and the carrying amount of the Preferred Stock was reduced from $57,595,000 to $576. The amount of this reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company’s Accumulated Deficit account.

In connection with the financial restructuring, the Company issued 15,000 shares of New Preferred Stock for a purchase price of $15,000,000. The New Preferred Stock had an initial liquidation preference of $15,000,000 and is entitled to dividends at the greater of: (a) a rate of 13% per annum compounded quarterly and payable in additional shares of New Preferred Stock, or at any time while no New Notes are outstanding, in cash and (b) an amount equal to the dividends payable on outstanding shares of Class A Common Stock, payable quarterly in the same form as such dividends are payable. The New Preferred Stock is mandatorily redeemable on February 1, 2008. Shares of the New Preferred Stock will generally not be redeemable by the Company until August 1, 2004 and thereafter will be redeemable at a premium, which will decline ratably to par by August 1, 2007. In the event of a Change in Control (as defined), the Company may redeem the New Preferred Stock as a whole, but not in part, at a price equal to 100% of the applicable liquidation preference including accrued but unpaid dividends and a “make whole premium” until August 1, 2004. If the Company does not redeem the New Preferred Stock in the event of a Change in Control, the holders of the New Preferred Stock may require the Company to make an offer to purchase the outstanding shares of New Preferred Stock at a price equal to 101% of the applicable liquidation preference. Each share of the New Preferred stock is convertible: (a) into 150 shares of the Company’s Class A Common Stock at any time at the option of the holder; (b) and subject to compliance with certain financial covenants, will also be exchangeable into the New Notes of the Company due 2008, at the option of the Company on any dividend payment date, subject to certain requirements and procedures. The exchange debentures would rank surbordinate to the New Notes.

Upon any voluntary or involuntary liquidation of the Company, holders of the New Preferred Stock will be entitled to be paid out of the assets available for distribution, the liquidation preference per share plus an amount equal to all accumulated and unpaid dividends, before any distribution is made to the holders of Harborside Common Stock. Holders of the New Preferred Stock have no voting rights except as provided by law and in the Certificate of Designation. In the event that dividends are not paid for any six quarterly periods, or upon certain other events, the number of directors constituting the Company’s Board of Directors would be adjusted to permit the holders of the majority of the then outstanding New Preferred Stock, voting separately as a class, to elect two directors.

The Certificate of Designation also contains certain restrictive covenants that limit the Company’s restricted subsidiaries from making certain payments or investments and which limit the Company’s ability to incur debt, issue preferred stock, merge or dispose of substantially all of its assets.

As of December 31, 2001, preferred stock dividends accrete based on the following schedule:

     2002      $  2,222,000
     2003         2,526,000
     2004         2,871,000
     2005         3,262,000
     2006         3,708,000
Thereafter        4,594,000
                  ---------
               $ 19,183,000
               ============

As part of the financial restructuring (See Note H), the Company issued Common Stock Warrants (the “Warrants”) to holders of the Discount Notes, to holders of the Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which are initially convertible into 150 shares of Class A Common Stock). Warrants to purchase an aggregate total of 4,326,641 shares were issued on May 10, 2001. Each warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $0.01 per share. The Warrants will be exercisable at the earliest to occur of (a) a Change of Control, (b) an initial public offering of the Company’s Common Stock, (c) the full redemption of all of the New Notes at the Company’s option and (d) August 1, 2009.

Earnings (Loss) per Common Share Computation

Basic earnings (loss) per common share is computed by dividing net earnings (loss) less preferred stock dividends by the weighted average number of common shares outstanding. Common shares outstanding exclude nonvested Restricted shares in the amounts of 171,000 and 578,000 for the years ended December 31, 2000 and 2001, respectively. The computation of diluted earnings (loss) per share is similar to that of basic earnings (loss) per share except that the number of common shares is increased to reflect the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company consist of shares issuable upon exercise of the Company’s stock options.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 1999, 2000 and 2001:

                                                                        1999              2000              2001
                                                                      -------          --------          -------
Numerator:
     Net loss ...................................................    $(17,601,000)     $(36,706,000)     $(16,902,000)
     Preferred stock dividends ..................................      (6,004,000)       (6,853,000)       (3,774,000)
                                                                     ------------      ------------      ------------
     Loss applicable to common shares ...........................    $(23,605,000)     $(43,559,000)     $(20,676,000)
                                                                     ============      ============      ============

Denominator:
Weighted average shares outstanding .............................       7,261,000         7,432,000         7,913,000

     Adjustment for nonvested Restricted Shares .................            --            (171,000)         (578,000)
                                                                     ------------      ------------      ------------

     Denominator for basic and diluted loss per common share -
     adjusted weighted - average shares and assumed conversions         7,261,000        7,261,000         7,335,000
                                                                     ============      ============      ============

     Basic and diluted loss per common share ....................    $      (3.25)     $     (6.00)      $     (2.82)
                                                                     ============      ============      ============

For the years ended December 31, 1999, 2000 and 2001, the weighted-average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive:

                                                        1999          2000           2001
                                                        ----          ----           ----

Options to purchase common stock                      657,610       492,512        214,131
Non-vested shares of restricted stock                       -       170,664        578,420
Conversion rights of convertible preferred stock            -             -     1,494,960
Warrants to purchase common stock                           -             -      2,797,499
                                                     --------      --------     ----------
                                                      657,610       663,176      5,085,010
                                                     ========      ========     ==========

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

In connection with the Merger, the Company adopted the Harborside Healthcare Corporation Stock Incentive Plan (the “Stock Option Plan”). The Stock Option Plan is administered by the Board of Directors of the Company. The Board of Directors designates which employees of the Company will be eligible to receive awards under the Stock Option Plan, and the amount, timing, and other terms and conditions applicable to such awards. Options will expire on the date determined by the Board of Directors, which will not be later than 30 days after the seventh anniversary of the grant date. Optionees will have certain rights to put to the Company, and the Company will have certain rights to call from the optionee, vested stock options upon termination of the optionee’s employment with the Company prior to an initial public offering. All options granted under the Stock Option Plan during 1998 were granted with an exercise price equal to $25.00, equal to the fair market value of the stock on the date of grant. Options granted under the Stock Option Plan during 1998 were to vest at the end of a seven year period or earlier if certain financial performance criteria were met. All options granted under the Stock Option Plan during 1998 and still outstanding as of September 29, 2000 were cancelled on that date in connection with the issuance of the Restricted Shares. A maximum of 1,600,000 shares have been reserved for issuance in connection with the Stock Option Plan.

On November 19, 2001, the Company granted options, with an exercise price of $1.25 per share, to purchase 905,000 shares of the Company's Class C common stock.

Information with respect to options granted under the Director Plan, the Stock Plan and the Stock Option Plan is as follows:

  Options Outstanding:              Number        Exercise Price    Weighted-Average
                                    of Shares        Per Share       Exercise Price
                                    ---------       ----------       --------------
Balance at December 31, 1999         637,226      $   8.15 - $25.00     $22.94
--------------------------------------------      -----------------     -------
Cancelled                          (527,232)      $  25.00              $25.00
Balance at December 31, 2000         109,994      $   8.15 - $21.69     $13.07
--------------------------------------------      -----------------     -------
Granted                              905,000      $   1.25              $  1.25
============================================      =================     =======
Balance at December 31, 2001       1,014,994      $   1.25 - $21.69     $  2.53
============================================      =================     =======

As of December 31, 1999 and 2000, there were 109,994 exercisable options at a weighted-average exercise price of $13.07. As of December 31, 2001, there were 336,244 exercisable options at a weighted-average exercise price of $5.12.

In 1996, the Company adopted SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS 123, and has applied Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s unaudited pro forma net income and pro forma net income per share for the years ended December 31, 1999, 2000 and 2001 would have been reduced to the amounts indicated below:

                                1999                                      2000                           2001
                                ----                                      ----                           ----

                              Loss          Loss              Loss             Loss             Loss            Loss
                         Applicable to      Per Common        Applicable to    Per Common       Applicable to   Per Common
                         Common Shares      Share Diluted     Common Shares    Share Diluted    Common Shares   Share Diluted
                         -------------      -------------     -------------    -------------    -------------   -------------

      As
   Reported              $(23,605,000)        $(3.25)           $(43,559,000)    $(6.00)          $(20,676,000)   $(2.82)

     Pro
   Forma                 $(24,027,000)        $(3.31)           $(43,559,000)    $(6.00)          $(20,676,000)   $(2.82)

The weighted average fair value of options granted was $0 in 2001. The fair value for each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, no dividend yield, and a risk-free interest rate of 4.75% in 2001. Expected volatility of 0% (except for 109,994 in options held by senior management; such options have an assumed volatility of 40%) was assumed for the year ended December 31, 2001.

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

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program which, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The Company implemented a new general and professional liability program effective, September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of December 31, 2001, the Company maintains a Claims Reserve in the amount of $1,467,000 for incurred but not reported claims. The liabilities for incurred but not reported claims not covered by third-party insurance are discounted at 8% to obtain their present value based on estimated claim payments as determined by an independent actuary. The amount of the reserve was determined through an estimation process that used information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability reserve. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment and the expected effect of various operational and risk management initiatives. The Company will continue to evaluate its insurance reserve requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability reserve will be recorded in the accounting period in which the change in estimate occurs.

The Company owns a 75% interest in a partnership which owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $5,600,000 made to this partnership to refinance a loan which funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The loan matures on May 1, 2002 and the Company expects to refinance the loan on comparable terms prior to the maturity date. The partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership’s debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

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

Note Receivable

The carrying value of the note receivable approximates its fair value at December 31, 2000 and 2001, based on the yield of the note and the present value of expected cash flows.

Long-term Debt

The fair value of the Company’s fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2001, the fair market value of the Company’s New Notes was approximately $53,146,000. The book value of the Company’s New Notes was $74,225,000. The Company estimates that the fair value of its remaining fixed rate debt approximates its carrying amount.

O. RELATED PARTY TRANSACTIONS

A former affiliate of the Company provides data processing services to the Company in return for a monthly fee. Total service charges under this arrangement were $1,173,000, $1,083,000 and $979,000, for the years ended December 31, 1999, 2000 and 2001, respectively.

At the time of the Merger, Investcorp International Inc. received a $6,000,000 management advisory and consulting service fee which is being expensed on a straight-line basis over the life of the related five year agreement. The expense recognized by the Company in connection with this management agreement during the years ended December 31, 1999, 2000 and 2001 was $1,200,000, $1,200,000 and $1,200,000, respectively. As of December 31, 2001, $1,200,000 of the unamortized fee is classified in “Prepaid and other expenses” while $700,000 is classified as “Other assets, net”.

In December 1999, an affiliate of Investcorp S.A., provided the Company with $5,000,000 in financing under a credit agreement. The funds were provided for purposes of making an acquisition deposit on certain facilities currently financed through a capital lease (See Note I). The loan was repaid during the third quarter of 2000.

As of December 31, 2000 the net receivable due from Bowie, L.P. was approximately $0.2 million. As of December 31, 2001 the net payable due to Bowie, L.P. was approximately $0.4 million.

P. RESTRUCTURING COSTS

During the third quarter of 1999, the Company terminated its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. The Company, through a wholly owned subsidiary, had provided physical, speech and occupational services to non-affiliated skilled nursing facilities since 1995. Significant changes in the contract therapy business, primarily related to reductions in Medicare reimbursement for therapy services caused by the Balanced Budget Act of 1997 led to this decision. The Company continues to provide rehabilitation therapy services to nursing facilities which it owns.

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

Q. FACILITY REORGANIZATION COSTS

During the year ended December 31, 2001, the Company recorded a non-recurring charge of $1,080,000 in connection with its decision to revise the marketing approach for facilities operated through subsidiaries in Florida. The Company determined that a local community-based marketing approach would better serve the needs of these facilities. The marketing approach stresses ties to the local community and required renaming these facilities in order to emphasize this approach. In connection with this effort, the Company also restructured certain of its subsidiaries effective October 1, 2001. In order to implement this strategy, the Company recognized certain non-recurring marketing, legal and other expenses.

R. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The information which follows presents the condensed consolidating financial position as of December 31, 2000 and 2001; the condensed consolidating results of operations for the years ended December 31, 1999, 2000 and 2001; and the condensed consolidating cash flows for the years ended December 31, 1999, 2000 and 2001 of (a) the parent company only (“the Parent”), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

R.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                        Condensed Consolidating Balance Sheet
                                               As of December 31, 2000
                              (dollars in thousands, except share and per share amounts)

                                                           Parent       Guarantors   Non-Guarantors Elimination  Consolidated
                                                         ---------      ---------    -------------- -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................     $    --        $   9,317      $  1,407      $    --       $   10,724
   Accounts receivable, net of allowance
    for  doubtful accounts of $2,272 ...............          --           33,111        15,548           --           48,659
   Intercompany receivable .........................       146,953           --            --         (146,953)          --
   Prepaid expenses and other ......................         3,128          8,403         1,649           --           13,180
                                                         ---------      ---------      --------      ---------      ---------
Total current assets ...............................       150,081         50,831        18,604       (146,953)        72,563

Restricted cash ....................................          --            4,116           689           --            4,805
Investments in limited partnerships ................        15,584           --           4,044        (19,628)          --
Property and equipment, net ........................          --           85,719        19,370           --          105,089
Deferred financing and other
 non-current assets, net ...........................         7,109          3,001         1,143           --           11,253
Other assets, net ..................................         1,900           --            --             --            1,900
Note receivable ....................................          --            7,487          --             --            7,487
                                                         ---------      ---------      --------      ---------      ---------
Total assets .......................................     $ 174,674      $ 151,154      $ 43,850      $(166,581)     $ 203,097
                                                         =========      =========      ========      =========      =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ............     $   5,000       $     22      $    228      $    --        $   5,250
   Accounts payable ................................          --            8,331         2,552           --           10,883
   Intercompany payable ............................          --          119,147        11,543       (130,690)          --
   Employee compensation and benefits ..............          --           12,293         3,572           --           15,865
   Other accrued liabilities .......................          --            5,364           937           --            6,301
   Accrued interest ................................           470           --            --             --              470
   Current portion of deferred income ..............          --             --            --              514            514
                                                         ---------      ---------      --------      ---------      ---------
Total current liabilities ..........................         5,470        145,157        18,832       (130,176)        39,283
Long-term portion of deferred income ...............          --              582         1,842           (514)         1,910
Long-term debt .....................................       156,692          1,498        15,676           --          173,866
                                                         ---------      ---------      --------      ---------      ---------
Total liabilities ..................................       162,162        147,237        36,350       (130,690)       215,059
                                                         --------      ---------      ---------      ---------      ---------

13 1/2% Exchangeable preferred stock, redeemable,
 $.01 par value, 250,000 shares authorized;
 55,112 shares issued and outstanding ..............        55,112           --            --             --           55,112
                                                         ---------     ---------      ---------       --------       --------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 19,000,000
shares authorized, 15,275,664 shares issued ........           153          2,569         3,885         (6,454)           153
Additional paid-in capital .........................       191,524           --            --              226        191,750
Common stock in treasury,
at cost, 7,349,832 shares ..........................      (183,746)          --            --             --         (183,746)
Retained earnings (accumulated deficit) ............       (50,531)       (23,407)       (3,459)         2,166        (75,231)
Partners' equity ...................................          --           24,755         7,074        (31,829)          --
                                                         ---------     ----------      --------      ---------      ---------
Total stockholders' equity (deficit) ...............       (42,600)         3,917         7,500        (35,891)       (67,074)
                                                         ---------     ----------      --------      ---------      ---------
Total liabilities and stockholders'
equity (deficit) ...................................     $ 174,674      $ 151,154      $ 43,850      $(166,581)     $ 203,097
                                                         =========      =========      ========      =========      =========

R.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                        Condensed Consolidating Balance Sheet
                                               As of December 31, 2001
                              (dollars in thousands except share and per share amounts)

                                                          Parent    Guarantors     Non-Guarantors      Elimination  Consolidated
                                                        ---------   ---------      ---------------     -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................    $     --     $      7,886     $   1,363      $    --       $    9,249
   Accounts receivable, net of allowance
   for doubtfull accounts of $3,979                           --           32,531        12,971           --           45,502
   Intercompany receivable .........................       141,929           --            --         (141,929)          --
   Prepaid expenses and other ......................         1,400          9,308           920           --           11,628
                                                         ---------      ---------      --------      ---------     ----------
Total current assets ...............................       143,329         49,725        15,254       (141,929)        66,379

Restricted cash ....................................          --            5,130           768           --            5,898
Investments in limited partnerships ................        15,584           --           4,044        (19,628)          --
Property and equipment, net ........................          --           87,815        21,174           --          108,989
Deferred financing and other
 non-current assets, net ...........................           677          2,330           909           --            3,916
Other assets, net ..................................           700           --            --             --              700
Note receivable ....................................          --            7,487          --             --            7,487
                                                         ---------   ------------      --------      ---------      ---------
Total assets .......................................     $ 160,290   $    152,487      $ 42,149      $(161,557)     $ 193,369
                                                         =========   ============      ========      =========      =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ............     $  2,500    $         22      $    254      $    --        $   2,776
   Accounts payable ................................          --           12,514         2,197           --           14,711
   Intercompany payable ............................          --          112,416        13,567       (125,983)          --
   Employee compensation and benefits ..............          --           16,153         3,117           --           19,270
   Other accrued liabilities .......................          --            5,800         1,078           --            6,878
   Accrued interest ................................           147           --            --             --              147
   Current portion of deferred income ..............          --             --            --              521            521
                                                         ---------    -----------      --------      ---------      ---------
Total current liabilities ..........................         2,647        146,905        20,213       (125,462)        44,303
Claims reserve .....................................          --            1,467          --             --            1,467
Long-term portion of deferred income ...............          --              534         1,474           (521)         1,487
Long-term debt .....................................        96,975          1,481        15,422           --          113,878
Long-term accrued interest .........................        47,115           --            --             --           47,115
                                                          --------    -----------      --------      ---------      ---------
Total liabilities ..................................       146,737        150,387        37,109       (125,983)       208,250
                                                          --------    -----------      --------      ---------      ---------

13% Convertible exchangeable preferred stock,
 redeemable,  $.01 par value with a liquidation
 value of  $1,000 per share; 100,000 shares
 authorized; 16,286 shares issued and outstanding ..        16,286           --            --             --           16,286
                                                                                                                                                       ------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 40,700,000
shares authorized, 15,275,664 shares issued ........           153          2,569         3,885         (6,454)           153
Additional paid-in capital .........................       187,748           --            --              228        187,976
Common stock in treasury,
at cost, 7,379,165 shares ..........................      (183,746)          --            --             --         (183,746)
Retained earnings (accumulated deficit) ............        (6,888)       (25,224)       (5,919)         2,481        (35,550)
Partners' equity ...................................          --           24,755         7,074        (31,829)          --
                                                         ---------      ---------      --------      ---------      ---------
Total stockholders' equity (deficit) ...............        (2,733)         2,100         5,040        (35,574)       (31,167)
                                                         ---------      ---------      ---------     ---------      ---------
Total liabilities and stockholders'
equity (deficit) ...................................     $ 160,290      $ 152,487      $ 42,149      $(161,557)     $ 193,369
                                                         =========      =========      ========      =========      =========

R.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Operations
                                         For the year ended December 31, 1999
                                                (dollars in thousands)

                                                         Parent      Guarantors  Non-Guarantors  Elimination   Consolidated
                                                         -------      ---------      --------      --------      ---------

Total net revenues .................................     $    24      $ 217,818      $ 96,498      $(13,725)     $ 300,615
                                                         -------      ---------      --------      --------      ---------

Expenses:
   Facility operating ..............................        --          181,995        80,525       (13,725)       248,795
   General and administrative ......................          65         17,743          --            --           17,808
   Service charges paid to former affiliate ........        --            1,173          --            --            1,173
   Amortization of prepaid management fee ..........       1,200           --            --            --            1,200
   Depreciation and amortization ...................       1,718          6,720         1,811          --           10,249
   Facility rent ...................................        --           13,890         8,504          --           22,394
   Restructuring costs .............................        --            5,745          --            --            5,745
Management fees paid to affiliates .................        --           (5,757)        5,757          --             --
                                                                      ---------      --------      --------      ---------
Total expenses .....................................       2,983        221,509        96,597       (13,725)       307,364
                                                         -------      ---------      --------      --------      ---------

Loss from operations ...............................      (2,959)        (3,691)          (99)         --           (6,749)

Other:
   Interest expense, net ...........................       2,945         16,241         1,709          --           20,895
   Other expense ...................................        --             --            --             261            261
                                                         -------      ---------      --------      ---------     ---------

Loss before income taxes ...........................      (5,904)       (19,932)       (1,808)         (261)       (27,905)
Income tax benefit .................................      (2,303)        (7,195)         (704)         (102)       (10,304)
                                                         -------      ----------     --------      ---------     ---------

Net loss ...........................................     $(3,601)     $ (12,737)     $ (1,104)     $   (159)     $ (17,601)
                                                         =======      =========      ========      ========      =========

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Operations
                                         For the year ended December 31, 2000
                                                (dollars in thousands)

                                                         Parent       Guarantors   Non-Guarantors Elimination  Consolidated
                                                         --------      ---------      ---------      -------      ---------

Total net revenues .................................     $   --        $ 222,479      $ 102,217      $(2,024)     $ 322,672
                                                         --------      ---------      ---------      -------      ---------

Expenses:
   Facility operating ..............................         --          177,732         84,072       (2,024)       259,780
   General and administrative ......................         --           17,993           --           --           17,993
   Service charges paid to former affiliate ........         --            1,083           --           --            1,083
   Amortization of prepaid management fee ..........        1,200           --             --           --            1,200
   Depreciation and amortization ...................        1,808          6,469          1,933         --           10,210
   Facility rent ...................................         --           15,629          8,646         --           24,275
   Loss on termination of capital lease ............         --            8,914           --           --            8,914
   Management fees paid to affiliates ..............         --           (6,045)         6,045         --             --
                                                         --------      ---------      ---------      -------      ---------
Total expenses .....................................        3,008        221,775        100,696       (2,024)       323,455
                                                         --------      ---------      ---------      -------      ---------

Income (loss) from operations ......................       (3,008)           704          1,521         --             (783)

Other:
   Interest expense, net ...........................        4,028         15,941          1,706         --           21,675
Other income .......................................         --             --             --            (74)           (74)
                                                         --------      ---------      ---------      -------      ---------

Income (loss) before income taxes ..................       (7,036)       (15,237)          (185)          74        (22,384)
Income tax expense .................................       14,322           --             --           --           14,322
                                                         --------      ---------      ---------      -------      ---------

Net income (loss) ..................................     $(21,358)     $ (15,237)     $    (185)     $    74      $ (36,706)
                                                         ========      =========      =========      =======      =========

R.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Operations
                                         For the year ended December 31, 2001
                                                (dollars in thousands)

                                                          Parent      Guarantors  Non-Guarantors Elimination  Consolidated
                                                         --------      ---------      ---------      -------      ---------

Total net revenues .................................     $   --        $ 250,547      $ 102,686      $(6,495)     $ 346,738
                                                         --------      ---------      ---------      -------      ---------

Expenses:
   Facility operating ..............................         --          202,412         86,277       (6,495)       282,194
   General and administrative ......................           67         18,976           --           --           19,043
   Service charges paid to former affiliate ........         --              979           --           --              979
   Amortization of prepaid management fee ..........        1,200           --             --           --            1,200
   Depreciation and amortization ...................          525          6,717          2,113         --            9,355
   Facility rent ...................................         --           20,476          8,413         --           28,889
   Financial restructuring costs ...................        8,645            400           --           --            9,045
   Facility reorganization costs ...................         --            1,080           --           --            1,080
   Management fees paid to affiliates ..............         --           (6,489)         6,489         --             --
                                                         --------      ---------      ---------      -------      ---------
Total expenses .....................................       10,437        244,551        103,292       (6,495)       351,785

Income (loss) from operations ......................      (10,437)         5,996           (606)        --           (5,047)

Other:
   Interest expense, net ...........................        2,278          7,813          1,854         --           11,945
Other income .......................................         --             --             --           (315)          (315)
                                                         --------      ---------      ---------      -------      ---------

Income (loss) before income taxes ..................      (12,715)        (1,817)        (2,460)         315        (16,677)
Income tax expense .................................          225           --             --           --              225
                                                         --------      ---------      ---------      -------      ---------

Net income (loss) ..................................     $(12,940)     $  (1,817)     $  (2,460)     $   315      $ (16,902)
                                                         ========      =========      =========      =======      =========

R.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Cash Flows
                                         For the year ended December 31, 1999
                                                (dollars in thousands)

                                                             Parent      Guarantors Non-Guarantors  Elimination   Consolidated
                                                            --------      --------   -------------  -----------   ------------
Operating activities:
Net cash provided (used) by operating activities ......     $  (23,096)   $ 19,958      $ 2,892      $    998      $    752
                                                            --------      --------   -------------  -----------    ---------

Investing activities:
     Additions to property and equipment ..............         --         (10,435)       (2,288)        (474)      (13,197)
     Additions to deferred financing and
      other non-current assets ........................       (1,935)         (308)          (12)        --          (2,255)
     Transfers to (from) restricted cash, net .........         --             336          (122)        (524)         (310)
     Payment of purchase deposit ......................         --          (5,000)         --           --          (5,000)
                                                             --------      --------   ----------     --------       --------

     Net cash used by investing activities ............       (1,935)      (15,407)       (2,422)        (998)      (20,762)
                                                             --------      --------   ----------     --------       --------

Financing activities:
     Borrowings under the revolving line of
      credit ..........................................       20,000          --            --           --          20,000
     Issuance of note payable to affiliate ............        5,000          --            --           --           5,000
     Payment of long-term debt ........................         --             (21)         (185)        --            (206)
     Principal payments of capital lease obligation ...         --          (4,274)         --           --          (4,274)
     Dividends paid on exchangeable preferred stock ...          (20)         --            --           --             (20)
                                                             --------      -------      --------      -------       -------
Net cash provided (used) by financing activities ......       24,980        (4,295)         (185)        --          20,500
                                                             --------      --------     --------      -------       -------

Net increase (decrease) in cash and cash equivalents ..          (51)          256           285         --             490
Cash and cash equivalents, beginning of year ..........           51            99           746         --             896
                                                             --------     --------      --------      -------       -------
Cash and cash equivalents, end of year ................      $   --       $    355      $  1,031      $   --        $ 1,386
                                                             ========     ========      ========      ========      =======

Supplemental Disclosure:
    Interest paid .....................................     $    834      $  4,594      $    483      $   --        $ 5,911
    Income taxes paid .................................     $    243      $    --       $   --        $   --        $   243
    Accretion of preferred dividends ..................     $  5,984      $    --       $   --        $   --        $ 5,984

R.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Cash Flows
                                         For the year ended December 31, 2000
                                                (dollars in thousands)

                                                           Parent     Guarantors  Non-Guarantors  Elimination   Consolidated
                                                          --------   ------------ --------------  -----------   ------------
Operating activities:
Net cash provided by operating activities .............    $  5,029      $19,097       $   2,240     $   --        $ 26,366
                                                           --------      -------       ---------     --------      --------

Investing activities:
     Additions to property and equipment ..............        --          (4,467)       (1,732)         --          (6,199)
     Additions to deferred financing and
      other non-current assets ........................         (11)         (275)          168          --            (118)
     Transfers to restricted cash, net ................        --          (2,290)          (95)         --          (2,385)
                                                           --------      --------      --------     --------       --------
Net cash used by investing activities .................         (11)       (7,032)       (1,659)         --          (8,702)
                                                           --------      --------      --------     --------       --------

Financing activities:
         Payment of note payable to affiliate .........      (5,000)         --            --            --          (5,000)
     Payment of long-term debt ........................        --             (19)         (205)         --            (224)
     Principal payments of capital lease obligation ...        --          (3,084)         --            --          (3,084)
     Dividends paid on exchangeable preferred stock ...         (18)         --            --            --             (18)
                                                           --------      --------      --------     --------       --------
Net cash used by financing activities .................      (5,018)       (3,103)         (205)         --          (8,326)
                                                           --------      --------      --------     --------       --------

Net increase in cash and cash equivalents .............        --           8,962           376          --           9,338
Cash and cash equivalents, beginning of year ..........        --             355         1,031          --           1,386
                                                           --------      --------      --------     --------       --------
Cash and cash equivalents, end of year ................    $   --        $  9,317      $  1,407     $    --        $ 10,724
                                                           ========      ========      ========     ========       ========

Supplemental Disclosure:
    Interest paid .....................................    $ 1,325       $  5,243      $    561     $    --        $  7,129
    Income taxes paid .................................    $   130       $   --        $    --      $    --        $    130
    Accretion of preferred dividends ..................    $ 6,835       $   --        $    --      $    --        $  6,835

R.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidating Statement of Cash Flows
                                         For the year ended December 31, 2001
                                                (dollars in thousands)

                                                            Parent   Guarantors   Non-Guarantors  Elimination   Consolidated
                                                           --------  -----------  --------------  -----------   ------------
Operating activities:
Net cash provided by operating activities .............    $  7,404    $    7,959  $     3,872     $   --        $ 19,235
                                                           --------    ----------  -----------     --------      --------

Investing activities:
     Additions to property and equipment ..............         --         (7,973)      (3,609)        --         (11,582)
     Additions to deferred financing and
      other non-current assets ........................         --           (386)        --           --            (386)
     Transfers to restricted cash, net ................         --         (1,014)         (79)        --          (1,093)
                                                           --------    ----------  -----------     --------      --------
Net cash used by investing activities .................         --         (9,373)      (3,688)        --         (13,061)
                                                           --------    ----------  -----------     --------      --------

Financing activities:
         Issuance of New Preferred Stock ..............       15,000         --           --           --          15,000
         Payment to holders of Discount Notes .........      (15,000)        --           --           --         (15,000)
     Receipt in connection with lease .................          102         --           --           --             102
     Payment on revolving line of credit ..............       (7,500)        --           --           --          (7,500)
     Payment of long-term debt ........................         --            (17)        (228)        --            (245)
     Dividends paid on preferred stock ................           (6)        --           --           --              (6)
                                                            --------      -------      -------      --------      --------
Net cash used by financing activities .................       (7,404)         (17)        (228)        --          (7,649)
                                                            --------      -------      -------      --------      --------

Net decrease in cash and cash equivalents .............         --         (1,431)         (44)        --          (1,475)
Cash and cash equivalents, beginning of year ..........         --          9,317        1,407         --          10,724
                                                            --------      -------      -------      --------      --------
Cash and cash equivalents, end of year ................     $   --        $ 7,886      $ 1,363      $  --         $  9,249
                                                            ========      =======      =======      ========      ========

Supplemental Disclosure:
    Interest paid .....................................     $  1,175      $ 4,030      $   958      $   --        $  6,163
    Income taxes paid .................................     $    257      $   --       $   --       $   --        $    257
    Accretion of preferred dividends ..................     $  3,768      $   --       $   --       $   --        $  3,768

S.  SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The Company's unaudited quarterly financial information follows:

                                             Year Ended December 31, 1999
                                             ----------------------------

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total
                                    -------             -------            -------          -------         -----

Total net revenues                $71,704,000        $75,016,000         $77,590,000      $76,305,000    $300,615,000
Income (loss) from operations      (4,541,000)           347,000         (3,972,000)        1,417,000     (6,749,000)

Loss before
 income taxes                      (9,404,000)       (4,976,000)         (9,241,000)      (4,284,000)    (27,905,000)
Income tax (benefit)               (3,668,000)       (1,940,000)         (3,604,000)      (1,092,000)    (10,304,000)
                                   -----------       -----------         -----------      -----------    ------------
Net loss                           (5,736,000)       (3,036,000)         (5,637,000)      (3,192,000)    (17,601,000)
Preferred stock dividends          (1,427,000)       (1,475,000)         (1,525,000)      (1,577,000)     (6,004,000)
                                   -----------       -----------         -----------      -----------   -------------
Loss applicable to
common shares                      (7,163,000)       (4,511,000)         (7,162,000)      (4,769,000)    (23,605,000)
                                   ===========       ===========         ===========      ===========    ============

Loss per
 common share:
   Basic and Diluted              $     (0.99)       $    (0.62)         $    (0.99)      $    (0.58)    $     (3.25)
                                  ===========        ==========          ===========      ==========     ============

                                             Year Ended December 31, 2000
                                             ----------------------------

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total
                                    -------             -------            -------          -------         -----

Total net revenues                $78,976,000        $79,414,000        $ 80,927,000     $ 83,355,000    $322,672,000
Income (loss) from operations      2,075,000           2,379,000         (6,219,000)          982,000       (783,000)

Loss before
 income taxes                      (3,949,000)       (3,325,000)        (11,944,000)      (3,166,000)    (22,384,000)
Income tax (benefit) expense       (1,540,000)       (1,297,000)         (4,658,000)       21,817,000      14,322,000
                                   -----------       -----------         -----------       ----------      ----------
Net loss                           (2,409,000)       (2,028,000)         (7,286,000)     (24,983,000)    (36,706,000)
Preferred stock dividends          (1,630,000)       (1,685,000)         (1,741,000)      (1,797,000)     (6,853,000)
                                   -----------       -----------         -----------      -----------     -----------
Loss applicable to
common shares                      (4,039,000)       (3,713,000)         (9,027,000)     (26,780,000)    (43,559,000)
                                   ===========       ===========         ===========     ============    ============

Loss per
 common share:
   Basic and Diluted              $     (0.56)       $    (0.51)         $    (1.24)     $     (3.69)    $     (6.00)
                                  ============       ===========         ===========     ============    ============

                                             Year Ended December 31, 2001
                                             ----------------------------

                                     First              Second              Third            Fourth
                                    Quarter             Quarter            Quarter          Quarter         Total
                                    -------             -------            -------          -------         -----

Total net revenues                $82,086,000       $ 86,127,000         $88,210,000     $90,315,000   $ 346,738,000
Income (loss) from operations      (1,767,000)       (4,815,000)           1,593,000         (58,000)     (5,047,000)

Loss before
 income taxes                      (6,436,000)       (7,734,000)           (455,000)      (2,052,000)    (16,677,000)
Income tax expense                         -                   -                   -         225,000         225,000
                                   ----------       ------------         -----------      -----------   ------------
Net loss                           (6,436,000)       (7,734,000)           (455,000)      (2,277,000)    (16,902,000)
Preferred stock dividends          (1,860,000)         (905,000)           (497,000)        (512,000)     (3,774,000)
                                   -----------      ------------         -----------      -----------   ------------
Loss applicable to
common shares                      (8,296,000)       (8,639,000)           (952,000)      (2,789,000)    (20,676,000)
                                   ==========        ==========          ===========      ===========   =============

Loss per
 common share:
   Basic and Diluted               $    (1.13)       $    (1.18)         $    (0.13)     $    (0.38)    $      (2.82)
                                   ===========       ===========         ===========     ===========    =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company pays no remuneration to its employees or to executives of Investcorp for serving as directors.

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name and Principal Offices with the Company

 NAME                               AGE         POSITION
 ----                               ---         --------
Stephen L. Guillard                 52    Chief Executive Officer and Director
Damian N. Dell'Anno                 42    President, Chief Operating Officer and Director
William H. Stephan                  45    Senior Vice President, Chief Financial Officer and
Director
Christopher J. O'Brien              43    Director
Lars  C. Haegg                      36    Director
James O. Egan                       53    Director
William C. McCollum                 30    Director

Stephen L. Guillard has served as Chief Executive Officer of the Company since March 21, 1996 (and President from March 21, 1996 through August 30, 2001) and of the predecessors of the Company since May 1988 and as a Director and Chairman of the Board of the Company since its incorporation. Mr. Guillard previously served as Chairman, President and Chief Executive Officer of Diversified Health Services (“DHS”), a long-term care company which Mr. Guillard co-founded in 1982. DHS operated approximately 7,500 long-term care and assisted living beds in five states. Mr. Guillard has a total of 28 years of experience in the long-term care industry and is a licensed Nursing Home Administrator.

Damian N. Dell’Anno has served as President of the Company since August 30, 2001. Mr. Dell’Anno previously had served as Executive Vice President of Operations of the Company since March 21, 1996 and its predecessors since 1994. From 1993 to 1994, he served as the head of the specialty services group for the predecessors of the Company and was instrumental in developing the Company’s rehabilitation therapy business. From 1989 to 1993, Mr. Dell’Anno was Vice President of Reimbursement for the predecessors of the Company. From 1988 to 1989, Mr. Dell’Anno served as Director of Budget, Reimbursement and Cash Management for The Mediplex Group, Inc. (“Mediplex”), a long-term care company. Mr. Dell’Anno has a total of 18 years of experience in the long-term care industry.

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

Christopher J. O'Brien has been an executive of Investcorp S.A. since December 1993. Prior to joining Investcorp S.A., he was a Managing Director of Mancuso & Company, a private New York-based merchant bank. He is a director of IWO Holdings, Inc. (Independent Wireless One Corporation), SIND Holdings, Inc. (SI Corporation), Stratus Computer Systems International S.A. and H.S. TelePacific Holdings Corp.

Lars C. Haegg has been an executive of Investcorp S.A. since 1998. Prior to joining Investcorp S.A., Mr. Haegg worked with McKinsey & Company where he was responsible for leading consulting teams for media, retail and electronics clients. Mr. Haegg previously worked with Strategic Planning Associates (now Mercer Management Consulting) in the telecommunications and consumer goods sectors. He is a director of Stratus Computer Systems International S.A. and H.S. TelePacific Holdings Corp.

James O. Egan has been an executive of Investcorp S.A. since January 1999. Prior to joining Investcorp S.A., he was employed by KPMG, an accounting firm, as a Partner; Riverwood International, a paperboard, packaging and machinery company, as Senior Vice President and Chief Financial Officer; and Coopers & Lybrand LLP, an accounting firm, as a Partner. He is a director of CSK Auto Corporation, Werner Holding Co. (DE), Inc., IWO Holdings, Inc. (Independent Wireless One Corporation) and Jostens Inc.

William C. McCollum has been an executive of Investcorp S.A. since May 1996. Prior to joining Investcorp S.A., Mr. McCollum was a financial Analyst with Chase Securities Inc. He is a director of the Neptune Technology Group Holdings Inc.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company:

NAME                               AGE                           POSITION
----                               ---                           --------

Stephen L. Guillard                   52    Chief Executive Officer and Director
Damian N. Dell'Anno                   42    President, Chief Operating Officer and Director
William H. Stephan                    45    Senior Vice President, Chief Financial Officer and
Director
Bruce J. Beardsley                    38    Senior Vice President of Acquisitions
Steven Raso                           37    Senior Vice President of Operations

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for 2001, 2000 and 1999 awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”).

                                    Annual Compensation                     Long Term Compensation
                                    -------------------                     ----------------------
                                                                              Awards            Payouts

                                                      Other                      Securities
                                                      Annual      Restricted     Underlying All Other
Name and                            Salary   Bonus    Compen-     Stock          Options/   Compen-
Principal Position         Year        ($)  ($)(1)    sation ($)  Award(s)($)(2) SARs #     sation($)(3)
------------------         ----     ------  --------- ----------  -------------- ------     -----------

Stephen L. Guillard        2001    423,094    95,000           0        0       320,000       34,794
Chief Executive            2000    397,523    86,250           0    1,550             0       28,280
Officer                    1999    345,000         0           0        0             0       14,440

Damian N. Dell'Anno        2001    300,780    70,000           0        0       150,000       17,768
President and Chief        2000    281,259    45,000           0    1,010             0       13,750
Operating Officer          1999    225,000         0           0        0             0        9,000

William H. Stephan         2001    253,842    55,000           0        0       105,000       13,349
Senior Vice                2000    227,692    38,000           0      700             0       11,295
President and              1999    190,000         0           0        0             0        9,500
Chief Financial
Officer

Bruce J. Beardsley         2001    238,078    50,000           0        0       105,000       14,415
Senior Vice                2000    226,249    40,000           0      700             0       11,000
President of               1999    200,000         0           0        0             0       10,000
Acquisitions

Steven V. Raso             2001    181,538    35,000           0        0        67,500       11,515
Senior Vice                2000    177,499    28,000           0      490             0        8,750
President of               1999    140,000         0           0        0             0        7,000
Operations

(1) On May 23, 2001, in recognition of the successful completion of the Company’s financial restructuring plan, the Company’s Board of Directors awarded bonus payments in the amounts of $95,000, $70,000, $55,000, $50,000 and $35,000 to Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso, respectively.

(2) On September 29, 2000, the Company granted 155,000, 101,000, 70,000, 70,000 and 49,000 shares of restricted stock to Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso, respectively. As part of this stock issuance, options granted on August 11, 1998 to purchase shares of the Company’s Class C common stock at $25.00 per share in the amounts of 160,904, 104,666, 72,641, 72,641, and 50,771 shares for Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso, respectively, were cancelled. One-third of the shares of restricted stock vest annually beginning on December 31, 2001. As of December 31, 2001, the aggregate restricted stock holdings for each of the Named Executive Officers consisted of the following: Mr. Guillard, 155,000 shares with a value of $1,510; Mr. Dell’Anno, 101,000 shares with a value of $1,010; Mr. Stephan, 70,000 shares with a value of $700; Mr. Beardsley, 70,000 shares with a value of $700; and Mr. Raso, 49,000 shares with a value of $490.

(3) Includes matching contributions made by the Company under its Supplemental Executive Retirement Plan and 401(k) Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS

                         NUMBER OF       PERCENT OF TOTAL                                          GRANT
                        SECURITIES         OPTIONS/SARS                                            DATE
                        UNDERLYING          GRANTED TO            EXERCISE OR                     PRESENT
                       OPTIONS/SARS        EMPLOYEES IN           BASE PRICE     EXPIRATION        VALUE
       NAME             GRANTED (#)         FISCAL YEAR             ($/SH)          DATE          ($)(2)
       ----             -----------         -----------             ------          ----          ------

Stephen L. Guillard   (1)    320,000          35.4%                  1.25     November 19, 2008        -

Damian N. Dell'Anno   (1)    150,000          16.6%                  1.25     November 19, 2008        -

William H. Stephan    (1)    105,000          11.6%                  1.25     November 19, 2008        -

Bruce J. Beardsley    (1)    105,000          11.6%                  1.25     November 19, 2008        -

Steven V. Raso        (1)     67,500           7.5%                  1.25     November 19, 2008        -

(1) Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso received options to purchase shares of Harborside Class C Common Stock on November 19, 2001. These options become exercisable to the extent of one-fourth of the number of option shares on December 31, 2001, one-fourth of the number of option shares on December 31, 2002, one-fourth of the number of option shares on December 31, 2003 and one-fourth of the number of option shares on December 31, 2004. In certain circumstances, vesting of these options is accelerated. These options terminate (with certain exceptions) thirty days after the seventh anniversary of their date of grant.

(2) Underlying shares are not publicly traded and are subject to repurchase by the Company under certain circumstances at the employee’s cost or at the then current value of the underlying share, as determined by the Company’s Board of Directors upon the termination of the employee’s employment with the Company. None of these options are classified as in-the-money for purposes of this table.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information concerning the aggregate number of exercisable and unexercisable stock options and stock appreciation rights held as of the end of 2001. No stock options were exercised by the Named Executive Officers during 2001.

                               NUMBER OF
                               SECURITIES                 VALUE OF
                               UNDERLYING                 UNEXERCISED
                               UNEXERCISED                IN-THE MONEY
                               OPTIONS/SARS AT            OPTIONS/SARS AT
                               FISCAL YEAR END            FISCAL YEAR END ($)

                               EXERCISABLE/                EXERCISABLE/
         NAME                  UNEXERCISABLE            UNEXERCISABLE (1)
         ----                  -------------            -----------------

       Stephen L. Guillard        80,000/240,000                      0
       Damian N. Dell'Anno        48,060/112,500                      0
       William H. Stephan          64,582/78,750                      0
       Bruce J. Beardsley          65,412/78,750                      0
       Steven V. Raso              38,815/50,625                      0

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

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso (collectively, the “Employment Agreements”). Under the terms of the Employment Agreements, Mr. Guillard serves as Chief Executive Officer of the Company, Mr. Dell’Anno serves as President and Chief Operating Officer of the Company, Mr. Stephan serves as Senior Vice President and Chief Financial Officer of the Company, Mr. Beardsley serves as Senior Vice President of Acquisitions of the Company and Mr. Raso serves as Senior Vice President of Operations of the Company. Through March 31, 1999, Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso received minimum annual base salaries of $345,000, $225,000, $190,000, $200,000 and $140,000, respectively. The salaries of Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso were to be increased to $375,000, $240,000, $200,000, $215,000 and $150,000, respectively, effective April 1, 1999. Through December 31, 1999, Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso elected to forgo the scheduled compensation adjustments. In January 2000, the amounts of compensation due to these individuals as a result of these elective deferrals were paid by the Company, and as of January 1, 2000, the salaries of Messrs. Guillard, Dell’Anno, Stephan, Beardsley, and Raso were increased to $375,000, $270,000, $200,000, $215,000 and $170,000, respectively. On March 1, 2000, Mr. Stephan’s salary was increased to $225,000. On August 11, 2001, the salaries of Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso were increased to $500,000, $350,000, $300,000, $275,000 and $200,000, respectively. Under the terms of these Employment Agreements, the salaries of each officer will be subject to further adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company.

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

Each officer has the right to terminate his Employment Agreement on 30 days notice. The Company has the right to terminate an Employment Agreement without obligation for severance only for Good Cause (as defined in the Employment Agreements). The Employment Agreements provide for severance benefits to be paid in the event an officer’s employment is terminated if such termination is, in the case of termination by the Company, without Good Cause, or, in the case of termination by an officer, for Good Reason (as defined in the Employment Agreements). If the Company terminates the employment of an officer without Good Cause or the officer terminates his employment for Good Reason, the officer will be entitled to receive severance benefits which will include (i) the vesting of the pro rata portion of stock options subject to vesting in the then current year attributable to the part of the year that the officer was employed, (ii) the ability to exercise vested stock options for the period ending on the earlier of the date that is 180 days from the date his employment is terminated or the specific expiration date stated in the options, and (iii) in the case of Mr. Guillard, for the period ending 30 months after termination, in the case of Mr. Dell’Anno, for the period ending 24 months after termination, and in the cases of Messrs. Stephan, Beardsley and Raso, for the period ending 18 months after termination, payment of the officer’s compensation at the rate most recently in effect; subject to such officer’s compliance with noncompetition and nonsolicitation covenants for such 18, 24 or 30 month period, as applicable.

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

As of March 1, 2002, there were 661,332 shares of Harborside Class A Common Stock, 20,000 shares of Harborside Class D Common Stock and no shares of Common Stock outstanding. Holders of shares of Harborside Class A Common Stock and Common Stock of the Company are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. Holders of Harborside Class D Common Stock are entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL.

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

The following table sets forth certain information regarding the beneficial ownership of the voting stock of the Company as of March 1, 2002. The table sets forth, as of that date, (i) each person known by the Company to be the beneficial owner of more than 5% of any class of voting stock of the Company, (ii) each person who was a director of the Company or a Named Executive Officer of the Company and (iii) all directors of the Company and executive officers of the Company as a group. None of the Company’s directors or officers own shares of Harborside Class D Common Stock. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

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

HARBORSIDE CLASS D COMMON STOCK
                                          (91% Of Voting Power)

                                                    Number of         Percent of
Name and address of Beneficial Owner                Shares (2)         Class
------------------------------------                ----------         -----

INVESTCORP S.A. (6)(7).........................       20,000            100.0
SIPCO Limited (8)..............................       20,000            100.0
CIP Limited (9)(10)............................       18,400             92.0
Ballet Limited (9)(10).........................        1,840              9.2
Denary Limited (9)(10).........................        1,840              9.2
Gleam Limited (9)(10)..........................        1,840              9.2
Highlands Limited (9)(10)......................        1,840              9.2
Nobel Limited (9)(10)..........................        1,840              9.2
Outrigger Limited (9)(10)......................        1,840              9.2
Quill Limited (9)(10)..........................        1,840              9.2
Radial Limited (9)(10).........................        1,840              9.2
Shoreline Limited (9)(10)......................        1,840              9.2
Zinnia Limited (9)(10).........................        1,840              9.2
INVESTCORP Investment Equity Limited (7).......        1,600              8.0

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

(3) Includes shares of stock that are subject to options exercisable within 60 days of March 1, 2002.

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

(6) Investcorp S.A. does not directly own any stock in the Company. The number of shares shown as owned by Investcorp S.A. includes all of the shares owned by INVESTCORP Investment Equity Limited (See note (7) below). Investcorp S.A. owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (See note (10) below). Investcorp S.A. may be deemed to share beneficial ownership of the shares of voting stock of the Company held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp S.A., pursuant to which each such entities has granted such affiliate the authority to direct the voting and disposition of the Company voting stock owned by such entity for so long as such agreement is in effect. Investcorp S.A. is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(7) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly owned subsidiary of Investcorp S.A., with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(8) SIPCO Limited may be deemed to control Investcorp S.A. through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December of 1999, the Company borrowed $5 million from an affiliate of Investcorp S.A. to fund a payment of $5 million to the landlord of four facilities in Ohio. In return for the payment, the Company received an option to acquire the four facilities. Interest on this loan was payable quarterly in arrears and was based on a ninety-day LIBOR rate plus 275 basis points. The Company exercised its option to acquire the four facilities on June 30, 2000. On September 27, 2000, the Company assigned its purchase rights for the four facilities to an investment entity organized by Investcorp, for $5.0 million, which simultaneously acquired the four facilities. Also on that date, the Company entered into new operating leases for each of the four facilities with combined annual rent of approximately $5.9 million. The Company used the proceeds of the purchase rights assignment to repay the $5.0 million note payable from an affiliate of Investcorp S.A. On December 21, 2001, the four facilities were sold to an unaffiliated real estate investment trust and the Company entered into new operating leases with that entity.

PART IV

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
                         Preferred Stock

      3.1(c)**           Amended and Restated By-laws of the Registrant

      3.1(d)****         Form of Certificate of Incorporation of certain registrants, as amended

      3.2(a)****         Certificate of Incorporation of Sailors, Inc.

      3.1(e)***          Amended Certificate of Designation of the Registrant for the Redeemable Preferred
                         Stock (formerly known as131/2% Exchangeable Preferred Stock)

      3.1(f)***          Certificate of Designation of the Registrant for the 13% Convertible Exchangeable
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

      4.8****            Form of Letter of Transmittal (filed as Exhibit 1.4)

      4.9***             Second Supplemental Indenture, dated as of May 10, 2001, between the Registrant, the Guarantors as defined therein and United States Trust Company of New York, as trustee, relating to the 11% Senior Subordinated Discount Notes due 2008

      4.10***            Indenture, dated as of May 10, 2001, among the Registrant, the Guarantors as defined therein and United States Trust Company of New York, as trustee, relating to the 12%
                         Senior Subordinated Discount Notes due 2007

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

     10.2(f)*            Affiliated Party Subordination Agreement, dated October 13, 1994, by and among\
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

     10.19 (c)           SECOND AMENDMENT, dated as of September 25, 2000 to the       Credit Agreement, dated
                         as of August 11, 1998 among HARBORSIDE HEALTHCARE CORPORATION, a Delaware corporation, the other entities listed on the signature pages thereof, as joint and several borrowers thereunder, the banks and other financial institutions or entities parties thereto, CHASE SECURITIES INC., as arranger, MORGAN STANLEY SENIOR FUNDING, INC. and
                         BT ALEX. BROWN INCORPORATED, as co-arrangers, MORGAN STANLEY SENIOR FUNDING, INC., as syndication agent, BANKERS TRUST COMPANY, as documentation agent, and THE CHASE
                         MANHATTAN BANK, as administrative agent for the Lenders.

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
                         Harborside Healthcare Limited Partnership, Harborside Healthcare Corporation and
                         Meditrust Company LLC

     10.30***            LEASE dated September 26, 2000, by and between, HHC BEACHWOOD, INC. as LANDLORD AND
                         HARBORSIDE OF CLEVELAND LIMITED PARTNERSHIP as TENANT

     10.31***            LEASE dated September 26, 2000, by and between, HHC BROADVIEW, INC. as LANDLORD AND
                         HARBORSIDE OF CLEVELAND LIMITED PARTNERSHIP as TENANT

     10.32***            LEASE dated September 26, 2000, by and between, HHC WESTBAY, INC. as LANDLORD AND
                         HARBORSIDE CLEVELAND LIMITED PARTNERSHIP as TENANT

     10.33*****          Series A Warrant Agreement, dated as of May 10, 2001, between the Registrant and
                         United States Trust Company of New York, as warrant agent

     10.34*****          Series B Warrant Agreement, dated as of May 10, 2001, between the Registrant and
                         United States Trust Company of New York, as warrant agent

     10.35*****          Warrant Registration Rights Agreement, dated as of May 10, 2001, by the Registrant for the benefit of holders of Series A Warrants and Series B Warrants

     10.36*****          Preferred Stock Registration Rights Agreement, dated as of May 10, 2001, between the
                         Registrant and the investors listed on the signature pages thereto

     21.1                Subsidiaries of the Registrant

      *                  Incorporated by reference to the Registrant's Registration Statement on Form S-1
                         (Registration No. 333-3096)

     **                  Incorporated by reference to the Registrant's Registration Statement on Form S-4
                         (Registration No. 333-51633)

     ***                 Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Registration No. 333-64679)

     ****                Incorporated by reference to the Registrant's Registration Statement on Form S-4
                         (Registration No. 333-64679)

     *****               Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Registration No. 333-64679)

      #                  Replaces previously filed exhibit

      +                  Management contract or compensation plan or arrangement required to be filed as an exhibit.

    (b)                  Reports on Form 8-K:

                         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of
March 2002.

                         HARBORSIDE HEALTHCARE
                         CORPORATION

                         By   /s/ Stephen L. Guillard
                              -----------------------
                              Chief Executive Officer and Director

Pursuant to the
requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ Stephen L. Guillard        Chief Executive Officer and Director
-----------------------
                               (Principal Executive Officer)

/s/ Damian N. Dell'Anno        President and Director
-----------------------

/s/ William H. Stephan         Senior Vice President, Chief Financial Officer and Director
----------------------
                               (Principal Financial and Accounting Officer)

/s/ Christopher J. O'Brien     Director
--------------------------

/s/ Lars C. Haegg              Director
-----------------

/s/ James O. Egan              Director
-----------------

/s/ William C. McCollum        Director
-----------------------

                                          Harborside Healthcare Corporation
                                                  One Beacon Street
                                                   Boston, MA 02210

March 30, 2002

Securities and Exchange Commission
450 Fifth Avenue, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

In accordance with Item
601(b)(4)(iii) of Regulation S-K, Harborside Healthcare Corporation (the
“Company”) has not filed herewith any instrument with respect to long term debt not being registered where the total number of securities authorized thereunder does not exceed ten percent (10%) of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such agreement to the Securities and Exchange Commission upon request.

                                           Very truly yours,

                                           HARBORSIDE HEALTHCARE CORPORATION

                                           By: /s/ William H.Stephan
                                               ----------------------
                                               Chief Financial Officer

Exhibit 21.1

Subsidiaries of Harborside Healthcare Corporation as of December 31, 2001:

                                                 Jurisdiction of
                                                 Incorporation or
        Name                                     Organization              Doing Business As
        -----                                    ------------              -----------------

1.    Bay Tree Nursing Center Corp.              Massachusetts

2.    Belmont Nursing Center Corp.               Massachusetts             Harborside Healthcare - Perrysburg

3.    Bowie Center Limited Partnership           Maryland                  Larkin Chase Nursing and Restorative Center

4.    Countryside Care Center Corp.              Massachusetts             Harborside Healthcare -Terre Haute

5.    Harborside of Cleveland
       Limited Partnership                       Massachusetts             Harborside Healthcare - Beachwood
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Broadview Heights
                                                                           Rehabilitation and Nursing
                                                                           Center
                                                                           Harborside Healthcare - Westlake I
                                                                           Rehabilitation and Nursing Center
                                                                           Harborside Healthcare - Westlake II
                                                                           Rehabilitation and Nursing Center

6.   Huntington Place Limited Partnership        Florida                   Huntington Place Rehabilitation and
     (f/k/a Harborside Florida Limited                                     Nursing Center
     Partnership)

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
       Partnership                                                         Ready Nurse

16.  Harborside Toledo Corporation               Massachusetts

17.  Harborside Toledo Limited Partnership       Massachusetts             Harborside Healthcare - Swanton

18.  HHCI Limited Partnership                    Massachusetts             Harborside Healthcare - New Haven
                                                                           Harborside Healthcare - Woods Edge
                                                                           Harborside Healthcare - Indianapolis
                                                                           Harborside Healthcare - Troy

19.  KHI Corporation                             Delaware

20.  Maryland Harborside Corp.                   Massachusetts

21.  Oakhurst Manor Nursing Center               Massachusetts
       Corp.

22.  Orchard Ridge Nursing Center                Massachusetts
       Corp.

23.  Riverside Retirement Limited Partnership    Massachusetts             Harborside Healthcare - Decatur

24.  Sunset Point Nursing Center Corp.           Massachusetts

25.  West Bay Nursing Center Corp.               Massachusetts

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
                                                                           Harborside Healthcare - New Lebanon
                                                                           Harborside Healthcare - Dayton

29.  Harborside Connecticut
       Limited Partnership                       Massachusetts             Harborside Healthcare - Arden House
                                                                           Harborside Healthcare - Governor's House
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
     Limited Partnership                         Massachusetts             Harborside Healthcare - Sylvania
                                                                           Harborside Healthcare - Point Place

32.  Harborside Danbury
     Limited Partnership                         Massachusetts             Harborside Healthcare - Glen Hill
                                                                           Harborside - Glen Crest

33.  Harborside Acquisition
     Limited Partnership V                       Massachusetts

34.  Harborside Acquisition
     Limited Partnership VI                      Massachusetts

35.  Harborside Acquisition
     Limited Partnership VII                     Massachusetts

36.  Harborside Acquisition
     Limited Partnership VIII                    Massachusetts

37.  Harborside Acquisition
     Limited Partnership IX                      Massachusetts

38.  Harborside Acquisition
     Limited Partnership X                       Massachusetts

39.  Sailors, Inc.                               Delaware

40.  New Jersey Harborside Corp.                 Massachusetts

41.  Bridgewater Assisted Living                 New Jersey

42.  Harborside Healthcare Management, LLC       Delaware

43.  Harborside Administrative Services, LLC     Delaware                  Harborside Healthcare

44.  Florida Administrative Services, LLC        Delaware                  Compass Healthcare Services

45.  Florida Holdings I, LLC                     Delaware

46.  Florida Holdings II, LLC                    Delaware

47.  Florida Holdings III, LLC                   Delaware

48.  1775 Huntington Lane, LLC                   Delaware

49.  2600 Highlands Boulevard North, LLC         Delaware                  Bay Tree Rehabilitation and Nursing Center

50.  2900 Twelfth Street North, LLC              Delaware                  Lakeside Pavilion Rehabilitation and
                                                                           Nursing Center

51.  1501 SE 24th Road, LLC                      Delaware                  Oakhurst Rehabilitation and
                                                                           Nursing Center

52.  4927 Voorhees Road, LLC                     Delaware                  Orchard Ridge Rehabilitation and
                                                                           Nursing Center

53.  1240 Pinebrook Road, LLC                    Delaware                  Pinebrook Rehabilitation and
                                                                           Nursing Center

54.  4602 Northgate Court, LLC                   Delaware                  Springwood Rehabilitation and
                                                                           Nursing Center

55.  1980 Sunset Point Road, LLC                 Delaware                  Sunset Point Rehabilitation and
                                                                           Nursing Center

56.  3865 Tampa Road North, LLC                  Delaware                  West Bay Rehabilitation and Nursing Center

57.  Massachusetts Holdings I, LLC               Delaware

58.  Ohio Holdings I, LLC                        Delaware

59.  Marietta Healthcare, LLC                    Delaware                  Marietta Nursing and Rehabilitation Center

60.  Mashpee Healthcare, LLC                     Delaware                  Harborside Healthcare - Mashpee

61.  Wakefield Healthcare, LLC                   Delaware                  Harborside Healthcare - Wakefield

62.  Falmouth Healthcare, LLC                    Delaware                  Harborside Healthcare - Falmouth

63.  Westfield Healthcare, LLC                   Delaware                  Harborside Healthcare - Westfield