Form 10-Q
period 2002-03-31
HARBORSIDE HEALTHCARE CORP
filed 2002-05-15
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

..

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No      Not Applicable

Number of shares of common stock, par value $0.01 per share outstanding as of May 10, 2002: 7,893,999.

                                  HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                   Table of Contents

                                                                                Page
                                                                                ----

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            as of December 31, 2001 and March 31, 2002                          3

         Condensed Consolidated Statements of Operations
            for the Three Months ended
            March 31, 2001 and 2002                                             4

         Condensed Consolidated Statement of Changes
            in Stockholders' Deficit for the Three Months
            ended March 31, 2002                                                5

         Condensed Consolidated Statements of Cash Flows
            for the Three Months ended March 31, 2001 and 2002                  6

         Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             22

Part II  OTHER INFORMATION                                                      23

         Signatures                                                             24

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

                                                                                      December 31,     March 31,
                                                                                          2001           2002
                                                                                       ---------      ---------
            ASSETS ...............................................................                    (unaudited)
Current assets:
  Cash and cash equivalents ......................................................     $   9,249      $   7,278
  Accounts receivable, net of allowances for doubtful
   accounts of $3,979 and $4,507, respectively ...................................        45,502         49,996
  Prepaid expenses and other .....................................................        11,628         10,968
                                                                                       ---------      ---------
    Total current assets .........................................................        66,379         68,242

Restricted cash ..................................................................         5,898          6,161
Property and equipment, net ......................................................       108,989        108,740
Deferred financing and other non-current assets, net .............................         3,916          4,126
Other assets, net ................................................................           700            400
Note receivable ..................................................................         7,487          7,487
                                                                                       ---------      ---------
    Total assets .................................................................     $ 193,369      $ 195,156
                                                                                       =========      =========

          LIABILITIES
Current liabilities:
  Current maturities of long-term debt ...........................................     $   2,776      $   2,783
  Accounts payable ...............................................................        14,711         13,187
  Employee compensation and benefits .............................................        19,270         20,948
  Other accrued liabilities ......................................................         6,878          6,515
  Accrued interest ...............................................................           147            307
  Current portion of deferred income .............................................           521
                                                                                       ---------      ---------
                                                                                                            521
                                                                                                      ---------
    Total current liabilities ....................................................        44,303         44,261

Claims reserve ...................................................................         1,467          2,635
Long-term portion of deferred income .............................................         1,487          1,357
Long-term debt ...................................................................       113,878        116,031
Long-term accrued interest .......................................................        47,115         45,812
                                                                                       ---------      ---------
    Total liabilities ............................................................       208,250        210,096
                                                                                       ---------      ---------

13% Convertible exchangeable preferred stock, redeemable, $.01 par value with a liquidation value of $1,000 per share; 100,000 shares authorized;
  16,286 and 16,815 shares issued and outstanding, respectively ..................        16,286         16,815

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 40,700,000 shares
  authorized and 15,275,664 shares issued ........................................           153            153
Additional paid-in capital .......................................................       187,976        187,447
Common stock in treasury, at cost, 7,379,165 and
 7,381,665 shares, respectively ..................................................      (183,746)      (183,746)
Accumulated deficit ..............................................................       (35,550)       (35,609)
                                                                                       ---------      ---------
    Total stockholders' deficit ..................................................       (31,167)       (31,755)
                                                                                       ---------      ---------
    Total liabilities and stockholders' deficit ..................................     $ 193,369      $ 195,156
                                                                                       =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share amounts)

                                                 For the three months ended March 31,
                                                 ------------------------------------

                                                           2001          2002
                                                       --------      --------

Total net revenues ...............................     $ 82,086      $ 94,511
                                                       --------      --------

     Expenses:
          Facility operating .....................       67,089        77,268
          General and administrative .............        4,562         4,922
          Service charges paid to former affiliate          275           192
          Amortization of prepaid management fee .          300           300
          Depreciation and amortization ..........        2,303         2,298
          Facility rent ..........................        7,153         7,437
          Financial restructuring costs ..........        2,171          --
                                                       --------      --------

          Total expenses .........................       83,853        92,417
                                                       --------      --------

 Income (loss) from operations ...................       (1,767)        2,094

      Other:
          Interest expense, net ..................        4,623         1,931
          Other expense ..........................           46           162
                                                       --------      --------

Income (loss) before income taxes ................       (6,436)            1
   Income taxes ..................................         --              60
                                                       --------      --------
      Net loss ...................................     $ (6,436)     $    (59)
                                                       ========      ========

Loss applicable to common shares:
          Net loss ...............................     $ (6,436)     $    (59)
          Preferred stock dividends ..............       (1,860)         (529)
                                                       --------      --------
Loss applicable to common shares .................     $ (8,296)     $   (588)
                                                       ========      ========

Loss per common share (Note C):
          Basic and diluted ......................     $  (1.13)     $  (0.08)
                                                       ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(dollars in thousands)

                                                            Additional
                                               Common         Paid-In      Treasury     Accumulated
                                               Stock          Capital       Stock         Deficit      Total
                                   ----------    ----------     ---------    --------      ---------

Stockholders' deficit, December 31, 2001..... $      153    $ 187,976     $ (183,746)    $ (35,550)   $ (31,167)

Preferred stock dividends....................          -        (529)               -           -          (529)

Net loss for the three months ended
  March 31, 2002.............................          -            -               -          (59)         (59)
                                              ----------    ---------     -----------     ---------   ----------
Stockholders' deficit, March 31, 2002........ $      153    $ 187,447     $ (183,746)     $ (35,609)  $ (31,755)
                                              ==========    =========     ===========     ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

                                                                                For the three months ended March 31,
                                                                                ------------------------------------
                                                                                              2001          2002
                                                                                          --------      --------
Operating activities:
  Net loss ..........................................................................     $ (6,436)     $    (59)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation of property and equipment ..........................................        1,845         1,958
    Amortization of deferred financing and other non-current assets .................          458           229
    Amortization of prepaid management fee ..........................................          300           300
    Amortization of deferred income .................................................         (128)         (130)
    Accretion of senior subordinated discount notes .................................        3,515         2,227
    Amortization of long-term accrued interest ......................................         --          (1,303)
    Amortization of loan costs and fees (included in rental and interest expense)....           36            36
    Noncash charges related to financial restructuring ..............................        1,471          --
                                                                                          --------      --------
                                                                                             1,061         3,258
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable .......................................        2,489        (4,494)
   (Increase) decrease in prepaid expenses and other ................................         (683)          660
   Increase (decrease) in accounts payable ..........................................          441        (1,524)
   Increase in employee compensations and benefits ..................................        1,068         1,678
   Increase in accrued interest .....................................................            4           160
   Increase (decrease) in other accrued liabilities .................................        1,188          (363)
   Increase in claims reserve accrual ...............................................         --           1,168
                                                                                          --------      --------
    Net cash provided by operating activities .......................................        5,568           543
                                                                                          --------      --------

Investing activities:
  Additions to property and equipment ...............................................       (3,011)       (1,709)
  Additions to deferred financing and other
   non-current assets ...............................................................         --            (475)
  Transfers to restricted cash, net .................................................         (270)         (263)
                                                                                          --------      --------
  Net cash (used) by investing activities ...........................................       (3,281)       (2,447)
                                                                                          --------      --------

Financing activities:
  Payments of long-term debt ........................................................          (60)          (67)
    Dividends paid on preferred stock ...............................................           (3)         --
                                                                                          --------      --------
  Net cash (used) by financing activities ...........................................          (63)          (67)
                                                                                          --------      --------

Net increase (decrease) in cash and cash equivalents ................................        2,224        (1,971)
Cash and cash equivalents, beginning of period ......................................       10,724         9,249
                                                                                          --------      --------
Cash and cash equivalents, end of period ............................................     $ 12,948      $  7,278
                                                                                          ========      ========

Supplemental Disclosure:
  Interest paid .....................................................................     $  1,464      $    988
                                                                                          ========      ========
    Income taxes paid ...............................................................     $     43      $     43
                                                                                          ========      ========
  Accretion of preferred stock dividends ............................................     $  1,857      $    529
                                                                                          ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. General

Harborside Healthcare Corporation, through its subsidiaries, (on a consolidated basis, the “Company” or “Harborside”) provides high quality long-term care, subacute care and other specialty medical services in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of March 31, 2002, the Company operated 55 long-term care facilities (18 owned, 36 leased and one managed) with a total of 6,761 licensed beds. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s filing on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2002, the results of its operations for the three-month periods ended March 31, 2001 and 2002 and its cash flows for the three-month periods ended March 31, 2001 and 2002. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

C. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share for the periods ended March 31, 2001 and March 31, 2002:

                                                                   Three Months Ended
                                                                       March 31,
                                                                  2001             2002
                                                               -----------      -----------
Numerator:
Net loss .................................................     $(6,436,000)     $   (59,000)
Preferred stock dividends ................................      (1,860,000)        (529,000)
                                                               -----------      -----------
Loss applicable to common shares .........................     $(8,296,000)     $  (588,000)
                                                               ===========      ===========

Denominator (for basic and diluted loss per common share):
Weighted average common shares outstanding ...............       7,922,343        7,895,666
Adjustment for non-vested restricted shares ..............        (587,844)        (354,334)
                                                               -----------      -----------
Adjusted weighted-average shares .........................       7,334,499        7,541,332
                                                               ===========      ===========

Basic and diluted loss per common share ..................     $     (1.13)     $     (0.08)
                                                               ===========      ===========

For the three-month periods ended March 31, 2001 and 2002, the weighted-average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive:

                                                         Three Months Ended
                                                             March 31,
                                                          2001          2002
                                                     ---------     ---------

Options to purchase common stock ...............       109,994     1,014,994
Non-vested shares of restricted stock ..........       587,844       354,334
Conversion rights of convertible preferred stock          --       2,442,019
Warrants to purchase common stock ..............          --       4,326,641
                                                     ---------     ---------
                                                       697,838     8,137,988
                                                     =========     =========

D. Recent Acquisition

Effective March 1, 2002, the Company entered into an operating lease for four skilled nursing facilities with 487 licensed beds located in Massachusetts. In connection with this acquisition, the Company did not assume any operating assets or liabilities from the prior operator.

E. Condensed Consolidating Financial Information

Certain of the Company’s subsidiaries are precluded from guaranteeing the debt of the parent company (the “Non-Guarantors”), based on current agreements in effect. The Company’s remaining subsidiaries (the “Guarantors”) are not restricted from serving as guarantors of the parent company debt. The Guarantors are comprised of Harborside Healthcare Limited Partnership, Belmont Nursing Center Corp., Orchard Ridge Nursing Center Corp., Oakhurst Manor Nursing Center Corp., Riverside Retirement Limited Partnership, Harborside Connecticut Limited Partnership, Harborside of Florida Limited Partnership, Harborside of Ohio Limited Partnership, Harborside Healthcare Baltimore Limited Partnership, Harborside of Cleveland Limited Partnership, Harborside of Dayton Limited Partnership, Harborside Massachusetts Limited Partnership, Harborside of Rhode Island Limited Partnership, Harborside North Toledo Limited Partnership, Harborside Healthcare Advisors Limited Partnership, Harborside Toledo Corp., KHI Corporation, Harborside Danbury Limited Partnership, Harborside Acquisition Limited Partnership V, Harborside Acquisition Limited Partnership VI, Harborside Acquisition Limited Partnership VII, Harborside Acquisition Limited Partnership VIII, Harborside Acquisition Limited Partnership IX, Harborside Acquisition Limited Partnership X, Sailors, Inc., New Jersey Harborside Corp., Bridgewater Assisted Living Limited Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership, Harborside Rehabilitation Limited Partnership, Harborside Healthcare Network Limited Partnership, Harborside Health I Corporation, Harborside Danbury Limited Partnership, 1501 SE 24th Road, LLC, 4927 Voorhees Road, LLC, 1775 Huntington Lane, LLC, Florida Holdings I, LLC, Florida Administrative Services, LLC, Harborside Administrative Services, LLC, Harborside Healthcare Management, LLC, 4602 Northgate Court, LLC, 1240 Pinebrook Road, LLC, 2900 Twelfth Street North, LLC, 2600 Highlands Boulevard North, LLC, 1980 Sunset Point Road, LLC, 3865 Tampa Road, LLC, Florida Holdings II, LLC, Florida Holdings III, LLC, Massachusetts Holdings I, LLC, Mashpee Healthcare, LLC, Wakefield Healthcare, LLC, Falmouth Healthcare, LLC, Westfield Healthcare, LLC, Ohio Holdings I, LLC and Marietta Healthcare, LLC.

The information which follows presents the condensed consolidating financial position as of December 31, 2001 and March 31, 2002; the condensed consolidating results of operations for the three-month periods ended March 31, 2001 and 2002; and the consolidating cash flows for the three-month periods ended March 31, 2001 and 2002 of (a) the parent company only (“the Parent”), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of December 31, 2001

(Unaudited)

(dollars in thousands)

                                                                         Parent       Guarantors   Non-Guarantors   Elimination  Consolidated
                                                                        --------      ---------    --------------   ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents .......................................     $    --       $    7,886     $    1,363     $     --        $   9,249
  Accounts receivable, net of allowance for
   doubtful accounts of $3,979 ....................................          --           32,531         12,971           --           45,502
  Intercompany receivable .........................................       141,929           --             --         (141,929)          --
  Prepaid expenses and other ......................................         1,400          9,308            920           --           11,628
                                                                        ---------      ---------     ----------     ----------      ---------
   Total current assets ...........................................       143,329         49,725         15,254       (141,929)        66,379

Restricted cash ...................................................          --            5,130            768           --            5,898
Investments in limited partnerships ...............................        15,584           --            4,044        (19,628)          --
Property and equipment, net .......................................          --           87,815         21,174           --          108,989
Deferred financing and other
 non-current assets, net ..........................................           677          2,330            909           --            3,916
Other assets, net .................................................           700           --             --             --              700
Note receivable ...................................................          --            7,487           --             --            7,487
                                                                        ---------      ---------      ---------      ---------      ---------
   Total assets ...................................................     $ 160,290      $ 152,487      $  42,149      $(161,557)     $ 193,369
                                                                        =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt ............................     $   2,500      $      22      $     254      $    --        $   2,776
  Accounts payable ................................................          --           12,514          2,197           --           14,711
  Intercompany payable ............................................          --          112,416         13,567       (125,983)          --
  Employee compensation and benefits ..............................          --           16,153          3,117           --           19,270
  Other accrued liabilities .......................................          --            5,800          1,078           --            6,878
  Accrued interest ................................................           147           --             --             --              147
  Current portion of deferred income ..............................          --             --             --              521            521
                                                                        ---------      ---------      ---------     ----------      ---------
   Total current liabilities ......................................         2,647        146,905         20,213       (125,462)        44,303

Claims Reserve ....................................................          --            1,467           --             --            1,467
Long-term portion of deferred income ..............................          --              534          1,474           (521)         1,487
Long-term debt ....................................................        96,975          1,481         15,422           --          113,878
Long-term accrued interest ........................................        47,115           --             --             --           47,115
                                                                        ---------      ---------      ---------     ----------      ----------
   Total liabilities ..............................................       146,737        150,387         37,109       (125,983)       208,250
                                                                        ---------      ---------      ---------     ----------      ----------

13% Convertible exchangeable preferred stock,
 redeemable, $.01 par value with a liquidation
 value of $1,000 per share; 100,000 shares
 authorized; 16,286 issued and outstanding ........................        16,286           --             --             --           16,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 40,700,000
  shares authorized, 15,275,664 shares issued .....................           153          2,569          3,885         (6,454)           153
Additional paid-in capital ........................................       187,748           --             --              228        187,976
Common stock in treasury, at cost, 7,379,165 shares(183,746) ......          --             --             --         (183,746)
Retained earnings (accumulated deficit) ...........................        (6,888)       (25,224)        (5,919)         2,481        (35,550)
Partners' equity ..................................................          --           24,755          7,074        (31,829)          --
                                                                        ----------     ---------      ---------      ---------
   Total stockholders' equity (deficit) ...........................        (2,733)         2,100          5,040        (35,574)       (31,167)
                                                                        ----------     ---------      ---------      ---------     ----------
   Total liabilities and stockholders' equity (deficit)                 $  160,290     $ 152,487      $  42,149      $(161,557)    $  193,369
                                                                        ==========     =========      =========      =========     ==========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of March 31, 2002

(Unaudited)

(dollars in thousands)

                                                                  Parent       Guarantors     Non-Guarantors Elimination    Consolidated
                                                                 ---------      ---------      ---------      ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents ................................     $    --        $   5,821     $    1,457     $     --        $   7,278
  Accounts receivable, net of allowance for
   doubtful accounts of $4,507 .............................          --           39,657         10,339           --           49,996
  Intercompany receivable ..................................       142,235           --             --         (142,235)          --
  Prepaid expenses and other ...............................         1,465          9,227            276           --           10,968
                                                                 ---------      ---------      ---------      ---------      ---------
   Total current assets ....................................       143,700         54,705         12,072       (142,235)        68,242

Restricted cash ............................................          --            5,380            781           --            6,161
Investment in limited partnership ..........................        15,584           --            4,044        (19,628)          --
Property and equipment, net ................................          --           87,534         21,206           --          108,740
Deferred financing and other
  non-current assets, net ..................................           651          2,624            851           --            4,126
Other assets, net ..........................................           400           --             --             --              400
Note receivable ............................................          --            7,487           --             --            7,487
                                                                 ---------      ---------      ---------      ---------      ---------
   Total assets ............................................     $ 160,335      $ 157,730      $  38,954      $(161,863)     $ 195,156
                                                                 =========      =========      =========      =========      =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt .....................     $   2,500      $      22      $     261      $    --        $   2,783
  Accounts payable .........................................             1         11,376          1,810           --           13,187
  Intercompany payable .....................................          --          113,026         13,101       (126,127)          --
  Employee compensation and benefits .......................          --           18,838          2,110           --           20,948
  Other accrued liabilities ................................          --            5,813            702           --            6,515
  Accrued interest .........................................          --              307           --             --              307
  Current portion of deferred income .......................          --             --             --              521            521
                                                                 ---------      ---------      ---------      ---------      ---------
   Total current liabilities ...............................         2,501        149,382         17,984       (125,606)        44,261

Claims Reserve .............................................          --            2,635           --             --            2,635
Long-term portion of deferred income .......................          --              496          1,382           (521)         1,357
Long-term debt .............................................        99,202          1,475         15,354           --          116,031
Long-term accrued interest .................................        45,812           --             --             --           45,812
                                                                 ---------      ---------      ---------      ---------      ---------
   Total liabilities .......................................       147,515        153,988         34,720       (126,127)       210,096
                                                                 ---------      ---------      ---------      ---------      ---------
13% Convertible exchangeable preferred stock,
   redeemable,  $.01 par value with a liquidation
   value of $1,000 per share; 100,000 shares
   authorized; 16,815 shares issued and outstanding.........        16,815           --             --             --           16,815

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 40,700,000
    shares authorized; 15,275,664 shares issued ............           153          2,569          3,885         (6,454)           153
Additional paid-in capital .................................       187,219           --             --              228        187,447
Common stock in treasury, at cost, 7,381,665 shares               (183,746)          --             --             --         (183,746)

Retained earnings (accumulated deficit) ....................        (7,621)       (23,582)        (6,725)         2,319        (35,609)
Partners' equity ...........................................          --           24,755          7,074        (31,829)          --
                                                                 ---------      ---------      ---------      ---------      ---------

   Total stockholders' equity (deficit) ....................        (3,995)         3,742          4,234        (35,736)       (31,755)
                                                                 ---------      ---------      ---------      ---------      ---------
   Total liabilities and stockholders' equity (deficit) ....     $ 160,335      $ 157,730      $  38,954      $(161,863)     $ 195,156
                                                                 =========      =========      =========      =========      =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2001

(Unaudited)

(dollars in thousands)

                                                       Parent     Guarantors  Non-Guarantors  Elimination   Consolidated
                                                      --------      --------      --------      --------      --------

Total net revenues ..............................     $   --        $ 57,865      $ 25,455      $ (1,234)     $ 82,086
                                                      --------      --------      --------      --------      --------

Expenses:
  Facility operating ............................         --          46,672        21,651        (1,234)       67,089
  General and administrative ....................           23         4,539          --            --           4,562
  Service charges paid to former affiliate ......         --             275          --            --             275
  Amortization of prepaid management fee ........          300          --            --            --             300
  Depreciation and amortization .................          303         1,499           501          --           2,303
  Facility rent .................................         --           5,006         2,147          --           7,153
  Financial restructuring costs .................        2,171          --            --            --           2,171
  Management fees paid to affiliates ............         --          (1,511)        1,511          --            --
                                                                    --------      --------      --------      --------
   Total expenses ...............................        2,797        56,480        25,810        (1,234)       83,853
                                                      --------      --------      --------      --------      --------

Income (loss) from operations ...................       (2,797)        1,385          (355)         --          (1,767)

Other:
  Interest expense, net .........................        1,081         3,119           423          --           4,623
  Other expense .................................         --            --            --              46            46
                                                      --------      --------      --------      --------      --------

Loss before income taxes ........................       (3,878)       (1,734)         (778)          (46)       (6,436)
Income tax expense ..............................         --            --            --            --            --
                                                      --------      --------      --------      --------      --------
  Net loss ......................................     $ (3,878)     $ (1,734)     $   (778)     $    (46)     $ (6,436)
                                                      ========      ========      ========      ========      ========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2002

(Unaudited)

(dollars in thousands)

                                                          Parent     Guarantors  Non-Guarantors  Elimination   Consolidated
                                                         --------      --------      --------      --------      --------

Total net revenues .................................     $   --        $ 79,421      $ 17,496      $ (2,406)     $ 94,511
                                                         --------      --------      --------      --------      --------

Expenses:
 Facility operating ................................         --          65,011        14,663        (2,406)       77,268
 General and administrative ........................           14         4,908          --            --           4,922
 Service charges paid to former affiliate ..........         --             192          --            --             192
 Amortization of prepaid management fee ............          300          --            --            --             300
 Depreciation and amortization .....................           76         1,667           555          --           2,298
  Facility rent ....................................         --           5,917         1,520          --           7,437
  Management fees paid to affiliates ...............         --          (1,137)        1,137          --            --
                                                         --------      --------      --------      --------      --------
   Total expenses ..................................          390        76,558        17,875        (2,406)       92,417
                                                         --------      --------      --------      --------      --------

Income (loss) from operations ......................         (390)        2,863          (379)         --           2,094

Other:
  Interest expense, net ............................          283         1,221           427          --           1,931
  Other expense ....................................         --            --            --             162           162
                                                         --------      --------      --------      --------      --------

Income (loss) before income taxes ..................         (673)        1,642          (806)         (162)            1
Income tax expense .................................           60          --            --            --              60
                                                         --------      --------      --------      --------      --------
  Net income (loss) ................................     $   (733)     $  1,642      $   (806)     $   (162)     $    (59)
                                                         ========      ========      ========      ========      ========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2001

(Unaudited)

(dollars in thousands)

                                                     Parent     Guarantors      Non-Guarantors  Elimination   Consolidated
                                                    --------      --------      --------------     --------      --------
Operating activities:
   Net cash provided by operating activities:.......$      3      $  4,053      $  1,512           $   --        $  5,568
                                                    --------      --------      --------------     --------      --------

Investing activities:
  Additions to property and equipment ..............    --          (1,756)             (1,255)        --          (3,011)
  Transfers (to) restricted cash, net ..............    --            (259)                (11)        --            (270)
                                                    --------      --------      --------------     --------      --------
   Net cash (used) by investing activities .........    --          (2,015)             (1,266)        --          (3,281)
                                                    --------      --------      --------------     --------      --------

Financing activities:
  Payments of long-term debt .......................    --              (6)                (54)        --             (60)
  Dividends paid on exchangeable preferred stock ...      (3)         --                  --           --              (3)
                                                                                                                 --------
   Net cash (used) by financing activities .........      (3)           (6)                (54)        --             (63)
                                                     --------     --------      --------------     --------      --------

Net increase in cash and cash equivalents ..........    --           2,032                 192         --           2,224
Cash and cash equivalents, beginning of period .....    --           9,317               1,407         --          10,724
                                                    --------      --------      --------------     --------      --------
  Cash and cash equivalents, end of period   .......$    --        $ 11,349      $        1,599    $   --        $ 12,948
                                                    ========      ========      ==============     ========      ========

Supplemental Disclosure:
  Interest paid ....................................$    342      $    988      $          134     $   --        $  1,464
                                                    ========      ========      ==============     ========      ========
  Income taxes paid ................................$     43      $   --        $       --         $   --        $     43
                                                    ========      ========      ==============     ========      ========
  Accretion of preferred stock dividends............$  1,857      $   --        $       --         $   --        $  1,857
                                                    ========      ========      ==============     ========      ========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2001

(Unaudited)

(dollars in thousands)

                                                         Parent     Guarantors     Non-Guarantors   Elimination  Consolidated
                                                        -------      -------      --------------     -------      -------
Operating activities:
   Net cash provided (used) by operating activities:     $     50    $    (263)     $          756     $  --        $   543
                                                         -------      -------       --------------     -------      -------

Investing activities:
  Additions to property and equipment ...............        --         (1,120)               (589)       --         (1,709)
  Additions to deferred financing and other
   non-current assets ...............................         (50)        (425)               --          --           (475)
  Transfers to restricted cash, net .................        --           (250)                (13)       --           (263)
                                                          -------      -------      --------------     -------      -------
   Net cash (used) by investing activities ..........         (50)      (1,795)               (602)       --         (2,447)
                                                          -------      -------      --------------     -------      -------

Financing activities:
   Payments of long-term debt .......................        --             (7)                (60)       --            (67)
                                                          -------      -------      --------------     -------      -------
   Net cash (used) by financing activities ..........        --             (7)                (60)       --            (67)
                                                          -------      -------      --------------     -------      -------

Net increase (decrease) in cash and cash equivalents         --         (2,065)                 94        --         (1,971)
Cash and cash equivalents, beginning of period ......        --          7,886               1,363        --          9,249
                                                          -------      -------      --------------     -------      -------
Cash and cash equivalents, end of period $ ..........        --        $ 5,821      $        1,457     $  --        $ 7,278
                                                          =======      =======      ==============     =======      =======

Supplemental Disclosure:
  Interest paid .....................................     $   145      $   625      $          218     $  --        $   988
                                                          =======      =======      ==============     =======      =======
  Income taxes paid .................................     $    43      $  --        $      --          $  --        $    43
                                                          =======      =======      ==============     =======      =======
  Accretion of preferred stock dividends   ..........     $   529      $  --        $      --          $  --        $   529
                                                          =======      =======      ==============     =======      =======

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

OVERVIEW

Harborside Healthcare Corporation, through its subsidiaries, is a leading provider of high-quality long-term care, subacute care and other specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of March 31, 2002, the Company operated 55 facilities (18 owned, 36 leased and one managed) with a total of 6,761 licensed beds. As described in Note A to the unaudited condensed consolidated financial statements included elsewhere in this report, the Company accounts for its investment in one of its owned facilities using the equity method of accounting. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer’s and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities.

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

IMPAIRMENT OF PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company reviews the carrying value of its property and equipment and intangible assets on a quarterly basis. The Company’s review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers a number of factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. During the first quarter of 2001, the Company recognized adjustments to the carrying value of its deferred financing costs in connection with an amendment to the Company’s Credit Facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of December 31, 2001 and March 31, 2002, the Company’s intangible assets included no assets that are classified as goodwill. The Company does not believe that the adoption of SFAS 142 will have a material impact on its financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized. The Company does not believe that the adoption of SFAS 143 will have a material impact on its financial position, results of operations, or cash flows.

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

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                                              As of March 31,
                                              -----------------------------
                                                         2001             2002
                                                         ----             ----

Facilities operated (1)                                    50               55
Licensed beds (1)                                       6,124            6,761

  The following table sets forth certain operating data for the periods indicated:

                                               For the three months ended March 31,
                                             --------------------------------------

                                                        2001          2002
                                                        ----          ----
                             Patient days (2):
                               Private and other      105,141        97,168
                               Medicare                66,872        85,469
                               Medicaid               299,887       308,316
                                                      -------       -------
                             Total                    471,900       490,953
                                                      =======       =======

                             Total net revenues:
                               Private and other         23.8%         20.6%
                               Medicare                  28.4%         33.3%
                               Medicaid                  47.8%         46.1%
                                                        -----         -----
                             Total                      100.0%        100.0%
                                                        =====         =====

                             Average occupancy rate (3)  89.2%         88.2%
                             Quality mix (4)             52.2%         53.9%

(1)  Includes one managed facility with 106 licensed beds on March 31, 2001 and
     March 31, 2002.
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

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002

Total Net Revenues. Total net revenues increased by $12,425,000 or 15.1%, from $82,086,000 in the first quarter of 2001 to $94,511,000 in the first quarter of 2002. The increase in total revenues, from 2001 to 2002, was primarily the result of higher average revenues per patient day at the Company’s “same store” facilities. The Company began operating a leased skilled nursing facility in Marietta, Ohio on November 1, 2001, and additionally, effective March 1, 2002, the Company entered into an operating lease for four skilled nursing facilities with 487 licensed beds located in Massachusetts. Approximately, $4,192,000 of the increase in revenues from 2001 to 2002 resulted from the operation of these five new facilities. The remainder of the revenue increase was attributable to the Company’s “same store” facilities. The average occupancy rate at all of the Company’s facilities decreased from 89.2% during the first quarter of 2001 to 88.2% during the first quarter of 2002; however, average net patient service revenues (including ancillary services) per patient day at the Company’s “same store” facilities increased from $172 in the first quarter of 2001 to $192 in the first quarter of 2002, or approximately 11%. The Company’s “same store” average Medicare Part A per diem rate increased from $326 per Medicare patient day in the first quarter of 2001 to $344 per Medicare patient day in the first quarter of 2002, while the Company’s “same store” average per diem Medicaid rate increased from $130 in the first quarter of 2001 to $142 in the first quarter of 2002. The Balanced Budget Refinement Act of 1999 (“BBRA”) temporarily increased the Federal per diem Medicare Part A rates by 20% for fifteen resource utilization groups (“RUG”) categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative RUG categories) beginning on April 1, 2000. These increased rates will stay in effect until the date on which the Centers for Medicare and Medicaid Services (“CMS”) implements a revised prospective payment system (“PPS”) that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provided for a four percent temporary increase in the Federal per diem Medicare Part A rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem Medicare Part A rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories.

Primarily as the result of the Medicare rate increases implemented on April 1, 2001, the Company’s “same store” average Medicare Part A payment rate increased from $326 per Medicare patient day during the first quarter of 2001 to $344 per Medicare patient day during the first quarter of 2002. The Company’s quality mix of private, Medicare and insurance revenues was 52.2% for the three months ended March 31, 2001 as compared to 53.9% for the three months ended March 31, 2002.

Facility Operating Expenses. Facility operating expenses increased by $10,179,000 or 15.2%, from $67,089,000 in the first quarter of 2001 to $77,268,000 in the first quarter of 2002. Of this increase, $3,721,000 resulted from the acquisition of the Marietta, Ohio facility on November 1, 2001 and the four Massachusetts facilities on March 1, 2002. The overall increase in operating expenses in 2002 was primarily the result of higher expenditures for employee wages and benefit costs. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $360,000, from $4,562,000 in the first quarter of 2001 to $4,922,000 in the first quarter of 2002. The Company reimburses a former affiliate for data processing services provided to the Company. During the first quarter of 2001, such reimbursements totaled $275,000 compared to $192,000 during the first quarter of 2002.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $300,000 during the first quarter of 2001 and the first quarter of 2002.

Depreciation and Amortization. Depreciation and amortization decreased from $2,303,000 in the first quarter of 2001 to $2,298,000 in the first quarter of 2002.

Facility Rent. Facility rent expense increased by $284,000 from $7,153,000 in the first quarter of 2001 to $7,437,000 in the first quarter of 2002. Most of the increase in rent expense was associated with the leasing of the new Ohio facility and the four new Massachusetts facilities.

Financial Restructuring Costs. On March 28, 2001, the Company obtained an amendment (the “Third Amendment”) to the Company’s credit facility (the “Credit Facility”). The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5 million or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the Credit Facility, during the first quarter of 2001 the Company wrote off approximately $1.5 million of the deferred financing costs incurred when the Credit Facility was obtained and approximately $0.7 million incurred in connection with obtaining the amendment.

Interest Expense, net. Interest expense, net, decreased from $4,623,000 in the first quarter of 2001 to $1,931,000 in the first quarter of 2002. This decrease is the result of the restructuring of the Company’s Discount Notes completed in May 2001. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate.

Income Tax Expense. Income tax expense (all relating to state income taxes) was $60,000 for the first quarter of 2002.

Net Loss. The Company's net loss decreased from $6,436,000 in the first quarter of 2001 to $59,000 in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. The Company has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under a credit facility. The Company’s existing leased facilities are leased from either the owner of the facilities, from an investment entity that has purchased the facilities from the owner, or through synthetic lease borrowings. The Company’s existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases that provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed purchase option price which the Company believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing the Company to realize the value appreciation of the facility while maintaining financial flexibility.

In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the “Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the “Preferred Stock”) mandatorily redeemable in 2010. Interest on the Discount Notes was to accrete at 11% per annum until August 1, 2003 and then become payable in cash, semi-annually in arrears, beginning on February 1, 2004. Dividends on the Preferred Stock were payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends were required to be paid in cash. In August 1998, the Company also entered into a new $250 million collateralized credit facility (the “Credit Facility”). The terms of the Credit Facility originally provided up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that would convert to a term loan on an annual basis on each anniversary of the closing. During the first four years of the facility, any or all of the full $250 million of availability under the Credit Facility could be used for synthetic lease financings. Proceeds of loans under the facility can be used for acquisitions, working capital purposes, capital expenditures and general corporate purposes. Interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company’s leverage ratio) at the election of the Company. The Credit Facility contains various financial and other restrictive covenants and limits aggregate borrowings under the Credit Facility to a predetermined multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

Until September 27, 2000, the Company, through a wholly-owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. As a result of this restructuring charge, the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000 and on September 27, 2000 the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity (organized by Investcorp S.A.) for $5.0 million, which acquired the Cleveland Facilities on September 27, 2000. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company also repaid the $5.0 million loan from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) originally incurred in obtaining the Company’s Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group that provides the Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the Credit Facility was originally obtained.

On March 28, 2001, the Company obtained an additional amendment (the “Third Amendment”) to the Credit Facility. The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also requires the Company to repay, on an annual basis, the greater of $5.0 million or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the Credit Facility, during the three months ended March 31, 2001, the Company was required to write off approximately $2.2 million of deferred financing costs incurred when the Credit facility was originally obtained.

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

On April 6, 2001, the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company had an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which will initially be convertible into 150 shares of Class A Common Stock, and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

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

As of March 31, 2002, total borrowings under the Credit Facility were $53,688,000 and consisted of $25,250,000 of revolver loans, $13,700,000 of synthetic lease obligations and $14,738,000 of undrawn letters of credit. As of March 31, 2002, the Company had approximately $1,312,000 of funding available under the Credit Facility (as amended by the Third Amendment) and was not in default of the financial covenants of the Credit Facility as amended by the Third Amendment.

The Company’s operating activities during the first three months of 2001 provided net cash of $5,568,000 as compared to providing net cash of $543,000 during the first three months of 2002. The decrease in net cash provided by operations during the first three months of 2002 was primarily due to an increase in accounts receivable.

Net cash used by investing activities was $3,281,000 during the first three months of 2001 as compared to $2,447,000 used during the first three months of 2002. The primary use of cash for investing purposes during the first three months of 2001 and 2002 was to fund additions of property and equipment associated with the maintenance of the Company’s long-term care facilities.

Net cash used by financing activities was $63,000 during the first three months of 2001 as compared to $67,000 during the first three months of 2002.

As of March 31, 2002, in addition to the Discount Notes (which had an accreted balance of $76,452,000), the Company had two mortgage loans outstanding totaling $17,112,000 and $25,250,000 in advances on its Credit Facility. One mortgage loan had an outstanding principal balance of $15,615,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the operating revenues of the four mortgaged facilities in each applicable year and operating revenues during the twelve-month base period. The Company’s other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,497,000 at March 31, 2002, of which $1,338,000 is due in 2010.

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

The Company owns a 75% interest in a partnership that owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $5,600,000 made to this partnership to refinance a loan that funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The loan matures on July 1, 2002 and the Company expects to refinance the loan on comparable terms prior to the maturity date. The partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership’s debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table provides information about the Company’s contractual obligations as of March 31, 2002, excluding current liabilities except for the current portion of long-term debt.

                                    Payments due by Years

                                         Total      Remaining 2002   2003 and 2004  2005 and 2006     After 2006

Long-term debt                         $118,814,000  $  2,783,000    $ 38,143,000    $    39,000    $   77,849,000
Operating leases (1)                    228,175,000    22,596,000      59,802,000     49,676,000        96,101,000
                                       ------------   -----------    ------------    -----------    --------------
Total contractual and cash obligations $346,989,000  $ 25,379,000    $ 97,945,000    $49,715,000    $  173,950,000
                                       ============  ============    ============    ===========    ==============

(1) The operating lease obligation amounts include the annual facility rent payments for two long-term care facilities whose acquisitions were financed by the Company through the synthetic leasing capability of its Credit Facility. The Company’s annual rent obligations under these synthetic leases reflect payment of interest only on the lessor’s $13,700,000 of underlying debt obligations. At the maturity of the leases, the Company is obligated to either purchase the facilities and refinance the $13,700,000 of underlying debt or assist the lessor in remarketing the facilities and reimburse the lessor if the fair market value of the facilities at that time is less than the amount of the underlying debt obligation.

The Company issued $15,000,000 of New Preferred Stock on May 10, 2001. As long as the Company’s New Notes remain outstanding, the New Preferred Stock is entitled to dividends at a rate of 13% per annum compounded quarterly and payable in additional shares of New Preferred Stock. The New Preferred Stock is mandatorily redeemable on February 1, 2008.

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program that, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past two years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provides caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of March 31, 2002, the Company maintained a Claims Reserve in the amount of $2,635,000 for incurred but not reported claims. The amount of the reserve was determined through an estimation process that used information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability reserve. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. At this time, the Company estimates that, effective September 1, 2001, its annual cost for professional and general liability insurance for existing facilities will increase from approximately $2,500,000 under the prior program to $6,500,000 under the new program. The Company will continue to evaluate its insurance reserve requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability reserve will be recorded in the accounting period in which the change in estimate occurs. There can be no assurances the recent Florida tort reform legislation will have a positive impact on claims activity, that the coverage limits of the Company’s insurance program will be adequate or that insurance will continue to be available to the Company in the future.

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

Final HIPAA privacy regulations were published during the fourth quarter of 2000. However, on March 27, 2002, the U.S. Department of Health and Human Services published in the Federal Register a proposed rule which if finally adopted would modify the regulations published during 2000. In general, the regulations apply to “protected health information”, which is defined as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of health care to the individual or payment of that health care. The regulations further impose requirements on health care providers to contractually obligate certain of their contractors who may receive protected health care information during the course of rendering services on behalf of such health care provider to abide by certain privacy requirements as well. In addition, the current HIPAA regulations provide that certain state privacy laws may not be preempted by HIPAA. Accordingly, the Company, in certain instances, will remain subject to various state privacy laws in jurisdictions in which it currently operates facilities. HIPAA provides for the imposition of civil and criminal penalties if protected health information is improperly disclosed. The Company must comply with the privacy regulations by April of 2003. Given the issuance of the recent proposed rulemaking, it is uncertain the extent to which the regulations that were published in 2000 will change. The Company is continuing to evaluate the impact of the privacy regulations on its operations.

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

9.   The continued availability and pricing of insurance for the inherent risks of liability in the healthcare industry. Claims activity associated with the Company's self-insured risk programs.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company’s debt obligations bear interest at fixed rates and are not affected by changes in market interest rates; however, borrowings under the Company’s Credit Facility are sensitive to changes in interest rates. Under the Credit Facility, interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company’s leverage), at the Company’s election. As the prime and LIBOR rates of interest increase, interest expense associated with the Company’s borrowings under the Credit Facility would also increase. An increase of 1% in the applicable rate would increase the Company’s annual interest cost by approximately $253,000.

The Company did not experience significant changes in interest rates during the three months ended March 31, 2002. As part of the Company’s risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the three-month periods ending March 31, 2001 or March 31, 2002.

PART II - OTHER INFORMATION

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

DATE:   May 15, 2002