Form 10-Q
period 2002-06-30
HARBORSIDE HEALTHCARE CORP
filed 2002-08-14
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

..

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No      Not Applicable

Number of shares of common stock, par value $0.01 per share outstanding as of August 10, 2002: 7,880,666.

                                           HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                            Table of Contents

                                                                                Page
                                                                                ----

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            as of December 31, 2001 and June 30, 2002                           3

         Condensed Consolidated Statements of Operations
            for the Three Months and Six Months ended
            June 30, 2001 and 2002                                              4

         Condensed Consolidated Statement of Changes
            in Stockholders' Deficit for the Six Months
            ended June 30, 2002                                                 5

         Condensed Consolidated Statements of Cash Flows
            for the Six Months ended June 30, 2001 and 2002                     6

         Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             23

Part II  OTHER INFORMATION                                                      24

         Signatures                                                             25

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

                                                                         December 31,      June 30,
                                                                              2001           2002
                                                                               ----          ----
            ASSETS                                                                        (unaudited)
Current assets:
  Cash and cash equivalents ..............................................   $   9,249    $  12,652
  Accounts receivable, net of allowances for doubtful
   accounts of $3,979 and $5,180, respectively ...........................      45,502       48,431
  Prepaid expenses and other .............................................      11,628       12,244
                                                                             ---------    ---------
    Total current assets .................................................      66,379       73,327

Restricted cash ..........................................................       5,898        6,340
Property and equipment, net ..............................................     108,989      108,213
Deferred financing and other non-current assets, net .....................       3,916        3,948
Other assets, net ........................................................         700          100
Note receivable ..........................................................       7,487        7,487
                                                                             ---------    ---------
    Total assets .........................................................   $ 193,369    $ 199,415
                                                                             =========    =========

          LIABILITIES
Current liabilities:
  Current maturities of long-term debt ...................................   $   2,776    $   5,290
  Accounts payable .......................................................      14,711       15,768
  Employee compensation and benefits .....................................      19,270       22,271
  Other accrued liabilities ..............................................       6,878        6,458
  Accrued interest .......................................................         147          206
  Current portion of deferred income .....................................         521          521
                                                                             ---------    ---------
    Total current liabilities ............................................      44,303       50,514

Claims reserve ...........................................................       1,467        4,025
Long-term portion of deferred income .....................................       1,487        1,226
Long-term debt ...........................................................     113,878      113,683
Long-term accrued interest ...............................................      47,115       44,510
                                                                             ---------    ---------
    Total liabilities ....................................................     208,250      213,958
                                                                             ---------    ---------

13% Convertible exchangeable preferred stock, redeemable, $.01 par value with a liquidation value of $1,000 per share; 100,000 shares authorized;
  16,286 and 17,362 shares issued and outstanding, respectively ..........      16,286       17,362

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 40,700,000 shares
  authorized and 15,275,664 shares issued ................................         153          153
Additional paid-in capital ...............................................     187,976      186,900
Common stock in treasury, at cost, 7,379,165 and
 7,394,998 shares, respectively ..........................................    (183,746)    (183,746)
Accumulated deficit ......................................................     (35,550)     (35,212)
                                                                             ---------    ---------
    Total stockholders' deficit ..........................................     (31,167)     (31,905)
                                                                             ---------    ---------
    Total liabilities and stockholders' deficit ..........................   $ 193,369    $ 199,415
                                                                             =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share amounts)

                                            For the three months ended June 30,For  the six months ended June 30,
                                            ---------------------------------------------------------------------

                                                          2001         2002         2001         2002
                                                     ---------    ---------    ---------    ---------

Total net revenues ...............................   $  86,127    $ 101,011    $ 168,213    $ 195,522
                                                     ---------    ---------    ---------    ---------

Expenses:
 Facility operating ..............................      69,086       83,036      136,175      160,304
 General and administrative ......................       5,057        5,066        9,619        9,988
 Service charges paid to former affiliate.........         276          192          551          384
 Amortization of prepaid management fee ..........         300          300          600          600
 Depreciation and amortization ...................       2,128        2,357        4,431        4,655
 Facility rent ...................................       7,221        7,797       14,374       15,234
 Financial restructuring costs ...................       6,874         --          9,045         --
                                                     ---------    ---------    ---------    ---------

 Total expenses ..................................      90,942       98,748      174,795      191,165
                                                     ---------    ---------    ---------    ---------

Income (loss) from operations ....................      (4,815)       2,263       (6,582)       4,357

Other:
 Interest expense, net ...........................       3,054        1,884        7,677        3,815
 Other (income) expense ..........................        (135)         (78)         (89)          84
                                                     ---------    ---------    ---------    ---------

Income (loss) before income taxes ................      (7,734)         457      (14,170)         458
Income tax expense ...............................        --             60         --            120
                                                     ---------    ---------    ---------    ---------
 Net income (loss) ...............................   $  (7,734)   $     397    $ (14,170)   $     338
                                                     =========    =========    =========    =========

Income (loss) applicable to common shares:
 Net income (loss) ...............................   $  (7,734)   $     397    $ (14,170)   $     338
 Preferred stock dividends .......................        (905)        (547)      (2,765)      (1,076)
                                                     ---------    ---------    ---------    ---------
Loss applicable to common shares .................   $  (8,639)   $    (150)   $ (16,935)   $    (738)
                                                     =========    =========    =========    =========

Loss per common share (Note C):
 Basic and diluted ...............................   $   (1.18)   $   (0.02)   $   (2.31)   $   (0.10)
                                                     =========    =========    =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(dollars in thousands)

                                                           Additional
                                              Common         Paid-In     Treasury   Accumulated
                                               Stock         Capital       Stock      Deficit    Total
                                        ----------      ----------   ---------  ----------   -------

Stockholders' deficit, December 31, 2001   $     153   $ 187,976    $(183,746)   $ (35,550)   $ (31,167)

Preferred stock dividends ..............        --        (1,076)        --           --         (1,076)

Net income for the six months ended
  June 30, 2002 ........................        --          --           --            338          338
                                           ---------   ---------    ---------    ---------    ---------

Stockholders' deficit, June 30, 2002 ...   $     153   $ 186,900    $(183,746)   $ (35,212)   $ (31,905)
                                           =========   =========    =========    =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

                                                                            For the six months ended June 30,
                                                                            ---------------------------------
                                                                                        2001        2002
                                                                                    --------    --------
Operating activities:
  Net income (loss) .............................................................   $(14,170)   $    338
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation of property and equipment ......................................      3,697       4,192
    Amortization of deferred financing and other non-current assets .............        734         463
    Amortization of prepaid management fee ......................................        600         600
    Amortization of deferred income .............................................       (258)       (261)
    Accretion of senior subordinated discount notes .............................      6,199       4,454
    Amortization of long-term accrued interest ..................................       (623)     (2,605)
    Amortization of loan costs and fees (included in rental and interest expense)         72          72
    Noncash charges related to financial restructuring ..........................      4,896        --
                                                                                    --------    --------
                                                                                       1,147       7,253
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable ...................................      4,521      (2,929)
   (Increase) decrease in prepaid expenses and other ............................      1,197        (616)
   Increase in accounts payable .................................................      1,804       1,057
   Increase in employee compensation and benefits ...............................      1,545       3,001
   Increase (decrease) in accrued interest ......................................       (116)
                                                                                                      59
   Decrease in other accrued liabilities ........................................       (633)       (420)
   Increase in claims reserve accrual ...........................................       --         2,558
                                                                                    --------    --------
    Net cash provided by operating activities ...................................      9,465       9,963
                                                                                    --------    --------

Investing activities:
  Additions to property and equipment ...........................................     (5,488)     (3,416)
  Additions to deferred financing and other
   non-current assets ...........................................................       (196)       (567)
  Transfers to restricted cash, net .............................................       (544)       (442)
                                                                                    --------    --------
    Net cash (used) by investing activities .....................................     (6,228)     (4,425)
                                                                                    --------    --------

Financing activities:
  Issuance of preferred stock ...................................................     15,000        --
  Payment to holders of subordinated debt .......................................    (15,000)       --
  Payment on revolving line of credit ...........................................     (2,000)     (2,000)
  Receipt in connection with lease ..............................................        102        --
  Payments of long-term debt ....................................................       (117)       (135)
    Dividends paid on preferred stock ...........................................         (6)       --
                                                                                    --------    --------
    Net cash (used) by financing activities .....................................     (2,021)     (2,135)
                                                                                    --------    --------

Net increase in cash and cash equivalents .......................................      1,216       3,403
Cash and cash equivalents, beginning of period ..................................     10,724       9,249
                                                                                    --------    --------
  Cash and cash equivalents, end of period ......................................   $ 11,940    $ 12,652
                                                                                    ========    ========

Supplemental Disclosure:
  Interest paid .................................................................   $  2,879    $  2,367
                                                                                    ========    ========
    Income taxes paid ...........................................................   $    112    $     48
                                                                                    ========    ========
  Accretion of preferred stock dividends ........................................   $  2,759    $  1,076
                                                                                    ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. General

Harborside Healthcare Corporation, through its subsidiaries, (on a consolidated basis, the “Company” or “Harborside”) provides high quality long-term care, subacute care and other specialty medical services in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of June 30, 2002, the Company operated 55 long-term care facilities (18 owned, 36 leased and one managed) with a total of 6,761 licensed beds. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s filing on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2002, the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2002 and its cash flows for the six-month periods ended June 30, 2001 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

C. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share for the periods ended June 30, 2001 and June 30, 2002:

                                                                     Three Months Ended            Six Months Ended
                                                                        June 30,                       June 30,
                                                                  2001           2002             2001         2002
                                                                  ----           ----             ----         ----
Numerator:
Net income (loss) ........................................   $ (7,734,000)   $    397,000    $(14,170,000)   $    338,000
Preferred stock dividends ................................       (905,000)       (547,000)     (2,765,000)     (1,076,000)
                                                             ------------    ------------    ------------    ------------
Loss applicable to common shares .........................   $ (8,639,000)   $   (150,000)   $(16,935,000)   $   (738,000)
                                                             ============    ============    ============    ============

Denominator (for basic and diluted loss per common share):
Weighted average common shares outstanding ...............      7,919,766       7,886,160       7,921,047       7,890,887
Adjustment for non-vested restricted shares ..............       (585,267)       (344,828)       (586,548)       (349,555)
                                                             ------------    ------------    ------------    ------------
Adjusted weighted-average shares .........................      7,334,499       7,541,332       7,334,499       7,541,332
                                                             ============    ============    ============    ============

Basic and diluted loss per common share ..................   $      (1.18)   $      (0.02)   $      (2.31)   $      (0.10)
                                                             ============    ============    ============    ============

For the three-month and six-month periods ended June 30, 2001 and 2002, the weighted-average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive:

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                             2001        2002        2001        2002
                                                        ---------   ---------   ---------   ---------

Options to purchase common stock .....................    109,994   1,011,532     109,994   1,013,253
Non-vested shares of restricted stock ................    585,267     344,828     586,548     349,555
Conversion rights of convertible preferred stock .....  1,285,714   2,522,571     646,409   2,383,070
Warrants to purchase common stock ....................  2,472,366   4,326,641   1,243,013   4,326,641
                                                        ---------   ---------   ---------   ---------
                                                        4,453,341   8,205,572   2,585,964   8,072,519
                                                        =========   =========   =========   =========

D. Recent Acquisition

Effective March 1, 2002, the Company entered into an operating lease for four skilled nursing facilities with 487 licensed beds located in Massachusetts. In connection with this acquisition, the Company did not assume any operating assets or liabilities from the prior operator.

E. Condensed Consolidating Financial Information

Certain of the Company’s subsidiaries are precluded from guaranteeing the debt of the parent company (the “Non-Guarantors”), based on current agreements in effect. The Company’s remaining subsidiaries (the “Guarantors”) are not restricted from serving as guarantors of the parent company debt. The Guarantors are comprised of Harborside Healthcare Limited Partnership, Belmont Nursing Center Corp., Orchard Ridge Nursing Center Corp., Oakhurst Manor Nursing Center Corp., Riverside Retirement Limited Partnership, Harborside Connecticut Limited Partnership, Harborside of Florida Limited Partnership, Harborside of Ohio Limited Partnership, Harborside Healthcare Baltimore Limited Partnership, Harborside of Cleveland Limited Partnership, Harborside of Dayton Limited Partnership, Harborside Massachusetts Limited Partnership, Harborside of Rhode Island Limited Partnership, Harborside North Toledo Limited Partnership, Harborside Healthcare Advisors Limited Partnership, Harborside Toledo Corp., KHI Corporation, Harborside Danbury Limited Partnership, Harborside Acquisition Limited Partnership V, Harborside Acquisition Limited Partnership VI, Harborside Acquisition Limited Partnership VII, Harborside Acquisition Limited Partnership VIII, Harborside Acquisition Limited Partnership IX, Harborside Acquisition Limited Partnership X, Sailors, Inc., New Jersey Harborside Corp., Bridgewater Assisted Living Limited Partnership, Maryland Harborside Corp., Harborside Homecare Limited Partnership, Harborside Rehabilitation Limited Partnership, Harborside Healthcare Network Limited Partnership, Harborside Health I Corporation, 1501 SE 24th Road, LLC, 4927 Voorhees Road, LLC, 1775 Huntington Lane, LLC, Florida Holdings I, LLC, Florida Administrative Services, LLC, Harborside Administrative Services, LLC, Harborside Healthcare Management, LLC, 4602 Northgate Court, LLC, 1240 Pinebrook Road, LLC, 2900 Twelfth Street North, LLC, 2600 Highlands Boulevard North, LLC, 1980 Sunset Point Road, LLC, 3865 Tampa Road, LLC, Florida Holdings II, LLC, Florida Holdings III, LLC, Massachusetts Holdings I, LLC, Mashpee Healthcare, LLC, Wakefield Healthcare, LLC, Falmouth Healthcare, LLC, Westfield Healthcare, LLC, Ohio Holdings I, LLC and Marietta Healthcare, LLC.

The information which follows presents the condensed consolidating financial position as of December 31, 2001 and June 30, 2002; the condensed consolidating results of operations for the three-month and six-month periods ended June 30, 2001 and 2002; and the consolidating cash flows for the six-month periods ended June 30, 2001 and 2002 of (a) the parent company only (“the Parent”), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of December 31, 2001

(Unaudited)

(dollars in thousands)

                                                                 Parent    Guarantors  Non-Guarantors Elimination  Consolidated
                                                               --------    ----------  -------------- ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................   $    --      $   7,886   $    1,363   $     --     $   9,249
  Accounts receivable, net of allowance for
   doubtful accounts .......................................        --         32,531       12,971         --         45,502
  Intercompany receivable ..................................     141,929         --           --       (141,929)        --
  Prepaid expenses and other ...............................       1,400        9,308          920         --         11,628
                                                               ---------    ---------    ---------   ---------    ----------
   Total current assets ....................................     143,329       49,725       15,254     (141,929)      66,379

Restricted cash ............................................        --          5,130          768         --          5,898
Investments in limited partnerships ........................      15,584         --          4,044      (19,628)        --
Property and equipment, net ................................        --         87,815       21,174         --        108,989
Deferred financing and other
 non-current assets, net ...................................         677        2,330          909         --          3,916
Other assets, net ..........................................         700         --           --           --            700
Note receivable ............................................        --          7,487         --           --          7,487
                                                               ---------    ---------    ---------    ---------    ---------
   Total assets ............................................   $ 160,290    $ 152,487    $  42,149    $(161,557)   $ 193,369
                                                               =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt .....................   $   2,500    $      22    $     254    $    --      $   2,776
  Accounts payable .........................................        --         12,514        2,197         --         14,711
  Intercompany payable .....................................        --        112,416       13,567     (125,983)        --
  Employee compensation and benefits .......................        --         16,153        3,117         --         19,270
  Other accrued liabilities ................................        --          5,800        1,078         --          6,878
  Accrued interest .........................................         147         --           --           --            147
  Current portion of deferred income .......................        --           --           --            521          521
                                                               ---------    ---------    ---------    ---------    ---------
   Total current liabilities ...............................       2,647      146,905       20,213     (125,462)      44,303

Claims Reserve .............................................        --          1,467         --           --          1,467
Long-term portion of deferred income .......................        --            534        1,474         (521)       1,487
Long-term debt .............................................      96,975        1,481       15,422         --        113,878
Long-term accrued interest .................................      47,115         --           --           --         47,115
                                                               ---------    ---------    ---------    ---------    ---------
   Total liabilities .......................................     146,737      150,387       37,109     (125,983)     208,250
                                                               ---------    ---------    ---------    ---------    ---------

13% Convertible exchangeable preferred stock,
 redeemable, $.01 par value with a liquidation
 value of $1,000 per share; 100,000 shares
 authorized; 16,286 issued and outstanding .................      16,286         --           --           --         16,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 40,700,000
  shares authorized, 15,275,664 shares issued ..............         153        2,569        3,885       (6,454)         153
Additional paid-in capital .................................     187,748         --           --            228      187,976
Common stock in treasury, at cost, 7,379,165 shares             (183,746)        --           --           --       (183,746)
Retained earnings (accumulated deficit) ....................      (6,888)     (25,224)      (5,919)       2,481      (35,550)
Partners' equity ...........................................        --         24,755        7,074      (31,829)        --
                                                               ---------    ---------    ---------    ---------    ---------
   Total stockholders' equity (deficit) ....................      (2,733)       2,100        5,040      (35,574)     (31,167)
                                                               ---------    ---------    ---------    ---------    ---------
   Total liabilities and stockholders' equity (deficit) ....   $ 160,290    $ 152,487    $  42,149    $(161,557)   $ 193,369
                                                               =========    =========    =========    =========    =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of June 30, 2002

(Unaudited)

(dollars in thousands)

                                                               Parent     Guarantors  Non-Guarantors  Elimination  Consolidated
                                                               ------     ----------  --------------  -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................   $    --      $  11,744    $     908    $    --      $  12,652
  Accounts receivable, net of allowance for
   doubtful accounts .......................................        --         38,299       10,132         --         48,431
  Intercompany receivable ..................................     140,901         --           --       (140,901)        --
  Prepaid expenses and other ...............................       1,344        9,901          999         --         12,244
                                                               ---------    ---------    ---------    ---------    ---------
   Total current assets ....................................     142,245       59,944       12,039     (140,901)      73,327

Restricted cash ............................................        --          5,621          719         --          6,340
Investments in limited partnership .........................      15,584         --          4,044      (19,628)        --
Property and equipment, net ................................        --         87,141       21,072         --        108,213
Deferred financing and other
  non-current assets, net ..................................         576        2,581          791         --          3,948
Other assets, net ..........................................         100         --           --           --            100
Note receivable ............................................        --          7,487         --           --          7,487
                                                               ---------    ---------    ---------    ---------    ---------
   Total assets ............................................   $ 158,505    $ 162,774    $  38,665    $(160,529)   $ 199,415
                                                               =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt .....................   $   5,000    $      22    $     268    $    --      $   5,290
  Accounts payable .........................................           1       13,969        1,798         --         15,768
  Intercompany payable .....................................        --        111,771       13,100     (124,871)        --
  Employee compensation and benefits .......................        --         20,087        2,184         --         22,271
  Other accrued liabilities ................................        --          5,736          722         --          6,458
  Accrued interest .........................................        --            206         --           --            206
  Current portion of deferred income .......................        --           --           --            521          521
                                                               ---------    ---------    ---------    ---------    ---------
   Total current liabilities ...............................       5,001      151,791       18,072     (124,350)      50,514

Claims Reserve .............................................        --          3,720          305         --          4,025
Long-term portion of deferred income .......................        --            457        1,290         (521)       1,226
Long-term debt .............................................      96,929        1,470       15,284         --        113,683
Long-term accrued interest .................................      44,510         --           --           --         44,510
                                                               ---------    ---------    ---------    ---------    ---------
   Total liabilities .......................................     146,440      157,438       34,951     (124,871)     213,958
                                                               ---------    ---------    ---------    ---------    ---------
13% Convertible exchangeable preferred stock,
   redeemable,  $.01 par value with a liquidation
   value of $1,000 per share; 100,000 shares
   authorized; 17,362 shares issued and outstanding ........      17,362         --           --           --         17,362

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 40,700,000
    shares authorized; 15,275,664 shares issued ............         153        2,569        3,885       (6,454)         153
Additional paid-in capital .................................     186,672         --           --            228      186,900
Common stock in treasury, at cost, 7,394,998 shares(183,746)        --           --           --       (183,746)
Retained earnings (accumulated deficit) ....................      (8,376)     (21,988)      (7,245)       2,397      (35,212)
Partners' equity ...........................................        --         24,755        7,074      (31,829)        --
                                                               ---------    ---------    ---------    ---------    ---------

   Total stockholders' equity (deficit) ....................      (5,297)       5,336        3,714      (35,658)     (31,905)
                                                               ---------    ---------    ---------    ---------    ---------
   Total liabilities and stockholders' equity (deficit) ....   $ 158,505    $ 162,774    $  38,665    $(160,529)   $ 199,415
                                                               =========    =========    =========    =========    =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2001

(Unaudited)

(dollars in thousands)

                                                       Parent   Guarantors Non-Guarantors Elimination Consolidated
                                                       --------    --------    --------   --------    --------

Total net revenues .................................   $   --      $ 60,537    $ 27,028   $ (1,438)   $ 86,127
                                                       --------    --------    --------   --------    --------

Expenses:
  Facility operating ...............................       --        48,365      22,159     (1,438)     69,086
  General and administrative .......................         13       5,044        --         --         5,057
  Service charges paid to former affiliate .........       --           276        --         --           276
  Amortization of prepaid management fee ...........        300        --          --         --           300
  Depreciation and amortization ....................        118       1,493         517       --         2,128
  Facility rent ....................................       --         5,022       2,199       --         7,221
  Financial restructuring costs ....................      6,474         400        --         --         6,874
  Management fees paid to affiliates ...............       --        (1,621)      1,621       --          --
                                                       --------    --------    --------   --------    --------
   Total expenses ..................................      6,905      58,979      26,496     (1,438)     90,942
                                                       --------    --------    --------   --------    --------
Income (loss) from operations ......................     (6,905)      1,558         532       --        (4,815)
                                                                                                           815

Other:
  Interest expense, net ............................        641       2,028         385       --         3,054
  Other (income) ...................................       --          --          --         (135)       (135)
                                                       --------    --------    --------   --------    --------

Income (loss) before income taxes ..................     (7,546)       (470)        147        135      (7,734)
Income tax expense .................................       --          --          --         --          --
                                                       --------    --------    --------   --------    --------
  Net income (loss) ................................   $ (7,546)   $   (470)   $    147   $    135    $ (7,734)
                                                       ========    ========    ========   ========    ========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2002

(Unaudited)

(dollars in thousands)

                                                       Parent     Guarantors Non-Guarantors Elimination  Consolidated
                                                       ---------    ---------    ---------    ---------    ---------

Total net revenues .................................   $    --      $  85,257    $  18,028    $  (2,274)   $ 101,011
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
 Facility operating ................................        --         70,468       14,842       (2,274)      83,036
 General and administrative ........................          36        5,030         --           --          5,066
 Service charges paid to former affiliate ..........        --            192         --           --            192
 Amortization of prepaid management fee ............         300         --           --           --            300
 Depreciation and amortization .....................          76        1,715          566         --          2,357
 Facility rent .....................................        --          6,260        1,537         --          7,797
 Management fees paid to affiliates ................        --         (1,169)       1,169         --           --
                                                       ---------    ---------    ---------    ---------    ---------
   Total expenses ..................................         412       82,496       18,114       (2,274)      98,748
                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ......................        (412)       2,761          (86)        --          2,263

Other:
  Interest expense, net ............................         283        1,167          434         --          1,884
  Other (income) ...................................        --           --           --            (78)         (78)
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ..................        (695)       1,594         (520)          78          457
Income tax expense .................................          60         --           --           --             60
                                                       ---------    ---------    ---------    ---------    ---------
  Net income (loss) ................................   $    (755)   $   1,594    $    (520)   $      78    $     397
                                                       =========    =========    =========    =========    =========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2002

(Unaudited)

(dollars in thousands)

                                                       Parent     Guarantors Non-Guarantors  Elimination  Consolidated
                                                       ---------    ---------    ---------    ---------    ---------

Total net revenues .................................   $    --      $ 118,402    $  52,483    $  (2,672)   $ 168,213
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
  Facility operating ...............................        --         95,037       43,810       (2,672)     136,175
  General and administrative .......................          36        9,583         --           --          9,619
  Service charges paid to former affiliate .........        --            551         --           --            551
  Amortization of prepaid management fee ...........         600         --           --           --            600
  Depreciation and amortization ....................         421        2,992        1,018         --          4,431
  Facility rent ....................................        --         10,028        4,346         --         14,374
  Financial restructuring costs ....................       8,645          400         --           --          9,045
  Management fees paid to affiliates ...............        --         (3,132)       3,132         --           --
                                                       ---------    ---------    ---------    ---------    ---------
   Total expenses ..................................       9,702      115,459       52,306       (2,672)     174,795
                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ......................      (9,702)       2,943          177         --         (6,582)

Other:
  Interest expense, net ............................       1,722        5,147          808         --          7,677
  Other (income) ...................................        --           --           --            (89)         (89)
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ..................     (11,424)      (2,204)        (631)          89      (14,170)
Income tax expense .................................        --           --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------
  Net income (loss) ................................   $ (11,424)   $  (2,204)   $    (631)   $      89    $ (14,170)
                                                       =========    =========    =========    =========    =========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the xix months ended June 30, 2002

(Unaudited)

(dollars in thousands)

                                                        Parent     Guarantors Non-Guarantors  Elimination  Consolidated
                                                       ---------    ---------    ---------    ---------    ---------

Total net revenues .................................   $    --      $ 164,678    $  35,524    $  (4,680)   $ 195,522
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
 Facility operating ................................        --        135,479       29,505       (4,680)     160,304
 General and administrative ........................          50        9,938         --           --          9,988
 Service charges paid to former affiliate ..........        --            384         --           --            384
 Amortization of prepaid management fee ............         600         --           --           --            600
 Depreciation and amortization .....................         152        3,382        1,121         --          4,655
 Facility rent .....................................        --         12,177        3,057         --         15,234
 Management fees paid to affiliates ................        --         (2,306)       2,306         --           --
                                                       ---------    ---------    ---------    ---------    ---------
   Total expenses ..................................         802      159,054       35,989       (4,680)     191,165
                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ......................        (802)       5,624         (465)        --          4,357

Other:
  Interest expense, net ............................         566        2,388          861         --          3,815
  Other expense ....................................        --           --           --             84           84
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ..................      (1,368)       3,236       (1,326)         (84)         458
Income tax expense .................................         120         --           --           --            120
                                                       ---------    ---------    ---------    ---------    ---------
  Net income (loss) ................................   $  (1,488)   $   3,236    $  (1,326)   $     (84)   $     338
                                                       =========    =========    =========    =========    =========

E. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2001

(Unaudited)

(dollars in thousands)

                                                       Parent   Guarantors Non-Guarantors Elimination Consolidated
                                                       --------    --------    --------    ---------  --------
Operating activities:
   Net cash provided by operating activities:......    $  1,904    $  5,550    $  2,011    $   --     $  9,465
                                                       --------    --------    --------    --------   --------

Investing activities:
  Additions to property and equipment ..............       --        (3,491)     (1,997)       --       (5,488)
  Additions to deferred financing and other
    non-current assets .............................       --          (196)       --          --         (196)
  Transfers to restricted cash, net ................       --          (521)        (23)       --         (544)
                                                       --------    --------    --------    --------   --------
   Net cash (used) by investing activities .........       --        (4,208)     (2,020)       --       (6,228)
                                                       --------    --------    --------    --------   --------

Financing activities:
  Issuance of preferred stock ......................     15,000        --          --          --       15,000
  Payment to holders of subordinated debt ..........    (15,000)       --          --          --      (15,000)
  Payment on revolving line of credit ..............     (2,000)       --          --          --       (2,000)
  Receipt in connection with lease .................        102        --          --          --          102
  Payments of long-term debt .......................       --            (8)       (109)       --         (117)
  Dividends paid on exchangeable preferred stock ...         (6)       --          --          --           (6)
                                                       --------    --------    --------    --------   --------
   Net cash (used) by financing activities .........     (1,904)         (8)       (109)       --       (2,021)
                                                       --------    --------    --------    --------   --------

Net increase (decrease) in cash and cash equivalents       --         1,334        (118)       --        1,216
Cash and cash equivalents, beginning of period .....       --         9,317       1,407        --       10,724
                                                       --------    --------    --------    --------   --------
  Cash and cash equivalents, end of period $ .......       --      $ 10,651    $  1,289    $   --     $ 11,940
                                                       ========    ========    ========    ========   ========

Supplemental Disclosure:
  Interest paid ....................................   $    646    $  1,930    $    303    $   --     $  2,879
                                                       ========    ========    ========    ========   ========
  Income taxes paid ................................   $    112    $   --      $   --      $   --     $    112
                                                       ========    ========    ========    ========   ========
  Accretion of preferred stock dividends ...........   $  2,759    $   --      $   --      $   --     $  2,759
                                                       ========    ========    ========    ========   ========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2002

(Unaudited)

(dollars in thousands)

                                                      Parent     Guarantors Non-Guarantors Elimination Consolidated
                                                       --------    --------    --------    ----------   --------
Operating activities:
   Net cash provided by operating activities:  .....   $   2,050    $  7,326    $    587    $    --     $  9,963
                                                       --------    --------    --------    ---------   --------

Investing activities:
  Additions to property and equipment ..............       --        (2,448)       (968)        --       (3,416)
  Additions (to) deferred financing and other
   non-current assets ..............................        (50)       (517)       --           --         (567)
  Transfers to restricted cash, net ................       --          (491)         49         --         (442)
                                                       --------    --------    --------    ---------   --------
   Net cash (used) by investing activities .........        (50)     (3,456)       (919)        --       (4,425)
                                                       --------    --------    --------    ---------   --------

Financing activities:
    Payment on revolving line of credit ............     (2,000)       --          --           --       (2,000)
   Payments of long-term debt ......................       --           (12)       (123)        --         (135)
                                                       --------    --------    --------    ---------   --------
   Net cash (used) by financing activities .........     (2,000)        (12)       (123)        --       (2,135)
                                                       --------    --------    --------    ---------   --------

Net increase (decrease) in cash and cash equivalents       --         3,858        (455)        --        3,403
Cash and cash equivalents, beginning of period .....       --         7,886       1,363         --        9,249
                                                       --------    --------    --------    ---------   --------
Cash and cash equivalents, end of period $ .........       --      $ 11,744    $    908    $    --     $ 12,652
                                                       ========    ========    ========    =========   ========

Supplemental Disclosure:
  Interest paid ....................................   $    351    $  1,482    $    534    $    --     $  2,367
                                                       ========    ========    ========    =========   ========
  Income taxes paid ................................   $     48    $   --      $   --      $    --     $     48
                                                       ========    ========    ========    =========   ========
  Accretion of preferred stock dividends $ .........      1,076    $   --      $   --      $    --     $  1,076
                                                       ========    ========    ========    =========   ========

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

OVERVIEW

Harborside Healthcare Corporation, through its subsidiaries, is a leading provider of high-quality long-term care, subacute care and other specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of June 30, 2002, the Company operated 55 facilities (18 owned, 36 leased and one managed) with a total of 6,761 licensed beds. As described in Note A to the unaudited condensed consolidated financial statements included elsewhere in this report, the Company accounts for its investment in one of its owned facilities using the equity method of accounting. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer’s and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations of the Company are based on the Company’s condensed consolidated financial statements, included elsewhere within this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

IMPAIRMENT OF PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company reviews the carrying value of its property and equipment and intangible assets on a quarterly basis. The Company’s review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers a number of factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. During the first quarter of 2001, the Company recognized an adjustment to the carrying value of its deferred financing costs in connection with an amendment to the Company’s Credit Facility. During the first half of 2001, the Company recognized adjustments to the carrying value of deferred financing costs related to its Credit Facility and its subordinated debt and preferred stock issuances. This adjustment was due to the Company's completion of a restructuring agreement as further explained in the "Liquidity and Capital Resources" section of this report.

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
                                                     ----------------------------
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

  The following table sets forth certain operating data for the periods indicated:

                                  For the three months ended June 30,  For the six months ended June 30,
                                  ----------------------------------------------------------------------

                                           2001          2002              2001         2002
                                           ----          ----              ----         ----
                Patient days (2):
                  Private and other       102,889      100,831            208,030      197,999
                  Medicare                 76,638       92,037            143,510      177,506
                  Medicaid                297,135      325,032            597,022      633,348
                                          -------      -------            -------      -------
                Total                     476,662      517,900            948,562    1,008,853
                                          =======      =======            =======    =========

                Total net revenues:
                  Private and other          22.3%       20.1%             23.0%         20.3%
                  Medicare                   32.4%       34.3%             30.5%         33.9%
                  Medicaid                   45.3%       45.6%             46.5%         45.8%
                                           ------       ------            ------        ------
                Total                       100.0%      100.0%            100.0%        100.0%
                                           ======       ======            ======        ======

                Average occupancy rate (3)   89.1%       87.7%             89.1%         87.9%
                Quality mix (4)              54.7%       54.4%             53.5%         54.2%

(1)  Includes one managed  facility  with 106 licensed beds on June 30, 2001 and
     June 30, 2002.

(2)"Patient days" includes  billed bed days for the  facilities  operated by the
     Company  excluding billed bed days of the managed facility and the facility accounted for using the equity method of accounting.

(3)  "Average  occupancy  rate" is computed by dividing the number of billed bed days by the total number of available  licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the
     Company excluding the managed facility.

(4)  "Quality  mix"  consists  of the  percentage  of the  Company's  total  net revenues that are derived from sources other than state Medicaid programs.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2002

Total Net Revenues. Total net revenues increased by $14,884,000 or 17.3%, from $86,127,000 in the second quarter of 2001 to $101,011,000 in the second quarter of 2002. The increase in total revenues, from 2001 to 2002, was primarily due to the operation of five additional facilities. The Company began operating a leased skilled nursing facility in Marietta, Ohio on November 1, 2001, and four leased skilled nursing facilities in Massachusetts on March 1, 2002. Approximately, $8,279,000 of the increase in revenues from 2001 to 2002 resulted from the operation of these five new facilities. The remainder of the revenue increase was attributable to higher average revenues per patient day at the Company’s “same store” facilities. The average occupancy rate at all of the Company’s facilities decreased from 89.1% during the second quarter of 2001 to 87.7% during the second quarter of 2002; however, average net patient service revenues (including ancillary services) per patient day at the Company’s “same store” facilities increased from $178 in the second quarter of 2001 to $194 in the second quarter of 2002, or approximately 9%. The Company’s “same store” average Medicare Part A per diem rate increased from $342 per Medicare patient day in the second quarter of 2001 to $350 per Medicare patient day in the second quarter of 2002, while the Company’s “same store” average per diem Medicaid rate increased from $131 in the second quarter of 2001 to $143 in the second quarter of 2002. The Balanced Budget Refinement Act of 1999 (“BBRA”) temporarily increased the Federal per diem Medicare Part A rates by 20% for fifteen resource utilization groups (“RUG”) categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative RUG categories) beginning on April 1, 2000. These increased rates will stay in effect until the date on which the Centers for Medicare and Medicaid Services (“CMS”) implements a revised prospective payment system (“PPS”) that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provided for a four percent temporary increase in the Federal per diem Medicare Part A rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem Medicare Part A rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories.

The Company’s quality mix of private, Medicare and insurance revenues was 54.7% for the three months ended June 30, 2001 as compared to 54.4% for the three months ended June 30, 2002.

Facility Operating Expenses. Facility operating expenses increased by $13,950,000 or 20.2%, from $69,086,000 in the second quarter of 2001 to $83,036,000 in the second quarter of 2002. Of this increase, $7,361,000 resulted from the operation of five new facilities. The increase in operating expenses in 2002 at “same store” facilities was primarily the result of higher expenditures for employee wages and benefit costs. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $9,000, from $5,057,000 in the second quarter of 2001 to $5,066,000 in the second quarter of 2002. The Company reimburses a former affiliate for data processing services provided to the Company. During the second quarter of 2001, such reimbursements totaled $276,000 compared to $192,000 during the second quarter of 2002.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $300,000 during the second quarter of 2001 and the second quarter of 2002.

Depreciation and Amortization. Depreciation and amortization increased from $2,128,000 in the second quarter of 2001 to $2,357,000 in the second quarter of 2002.

Facility Rent. Facility rent expense increased by $576,000 from $7,221,000 in the second quarter of 2001 to $7,797,000 in the second quarter of 2002. Most of the increase in rent expense was associated with the leasing of the new Ohio facility and the four new Massachusetts facilities.

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

Interest Expense, net. Interest expense, net, decreased from $3,054,000 in the second quarter of 2001 to $1,884,000 in the second quarter of 2002. This decrease is primarily the result of the restructuring of the Company’s Discount Notes completed in May 2001. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate.

Income Tax Expense. Income tax expense (all relating to state income taxes) was $60,000 for the second quarter of 2002.

Net Loss. The Company incurred a net loss of $7,734,000 during the second quarter of 2001 compared to net income of $397,000 during the second quarter of 2002.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2002

Total Net Revenues. Total net revenues increased by $27,309,000 or 16.2%, from $168,213,000 in the first half of 2001 to $195,522,000 in the first half of 2002. The increase in total revenues, from 2001 to 2002, was primarily the result of higher average revenues per patient day at the Company’s “same store” facilities. The Company began operating a leased skilled nursing facility in Marietta, Ohio on November 1, 2001, and four leased skilled nursing facilities on March 1, 2002. Approximately, $12,471,000 of the increase in revenues from 2001 to 2002 resulted from the operation of these five new facilities. The remainder of the revenue increase was attributable to the Company’s “same store” facilities. The average occupancy rate at all of the Company’s facilities decreased from 89.1% during the first half of 2001 to 87.9% during the first half of 2002; however, average net patient service revenues (including ancillary services) per patient day at the Company’s “same store” facilities increased from $175 in the first half of 2001 to $193 in the first half of 2002, or approximately 10%. The Company’s “same store” average Medicare Part A per diem rate increased from $334 per Medicare patient day in the first half of 2001 to $347 per Medicare patient day in the first half of 2002, while the Company’s “same store” average per diem Medicaid rate increased from $131 in the first half of 2001 to $142 in the first half of 2002. The Balanced Budget Refinement Act of 1999 (“BBRA”) temporarily increased the Federal per diem Medicare Part A rates by 20% for fifteen resource utilization groups (“RUG”) categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative RUG categories) beginning on April 1, 2000. These increased rates will stay in effect until the date on which the Centers for Medicare and Medicaid Services (“CMS”) implements a revised prospective payment system (“PPS”) that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provided for a four percent temporary increase in the Federal per diem Medicare Part A rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem Medicare Part A rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories.

Primarily as the result of the Medicare rate increases implemented on April 1, 2001, the Company’s “same store” average Medicare Part A payment rate increased from $334 per Medicare patient day during the first half of 2001 to $347 per Medicare patient day during the first half of 2002. The Company’s quality mix of private, Medicare and insurance revenues was 53.5% for the six months ended June 30, 2001 as compared to 54.2% for the six months ended June 30, 2002.

Facility Operating Expenses. Facility operating expenses increased by $24,129,000 or 17.7%, from $136,175,000 in the first half of 2001 to $160,304,000 in the first half of 2002. Of this increase, $11,081,000 resulted from the operation of five new facilities. The overall increase in operating expenses in 2002 was primarily the result of higher expenditures for employee wages and benefit costs. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $369,000, from $9,619,000 in the first half of 2001 to $9,988,000 in the first half of 2002. The Company reimburses a former affiliate for data processing services provided to the Company. During the first half of 2001, such reimbursements totaled $551,000 compared to $384,000 during the first half of 2002.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $600,000 during the first half of 2001 and the first half of 2002.

Depreciation and Amortization. Depreciation and amortization increased from $4,431,000 in the first half of 2001 to $4,655,000 in the first half of 2002.

Facility Rent. Facility rent expense increased by $860,000 from $14,374,000 in the first half of 2001 to $15,234,000 in the first half of 2002. Most of the increase in rent expense was associated with the leasing of the new Ohio facility and the four new Massachusetts facilities.

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

Interest Expense, net. Interest expense, net, decreased from $7,677,000 in the first half of 2001 to $3,815,000 in the first half of 2002. This decrease is primarily the result of the restructuring of the Company’s Discount Notes completed in May 2001. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate.

Income Tax Expense. Income tax expense (all relating to state income taxes) was $120,000 for the first half of 2002.

Net Income (loss). The Company incurred a net loss of $14,170,000 during the first half of 2001 compared to net income of $338,000 during the first half of 2002.

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

As of June 30, 2002, total borrowings under the Credit Facility were $52,483,000 and consisted of $23,250,000 of revolver loans, $13,700,000 of synthetic lease obligations and $15,533,000 of undrawn letters of credit. As of June 30, 2002, the Company had approximately $17,000 of funding available under the Credit Facility (as amended by the Third Amendment) and was not in default of the financial covenants of the Credit Facility as amended by the Third Amendment.

The Company’s operating activities during the first half of 2001 provided net cash of $9,465,000 as compared to providing net cash of $9,963,000 during the first half of 2002.

Net cash used by investing activities was $6,228,000 during the first half of 2001 as compared to $4,425,000 used during the first half of 2002. The primary use of cash for investing purposes during the first half of 2001 and 2002 was to fund additions of property and equipment associated with the maintenance of the Company’s long-term care facilities.

Net cash used by financing activities was $2,021,000 during the first half of 2001 as compared to $2,135,000 during the first half of 2002.

As of June 30, 2002, in addition to the Discount Notes (which had an accreted balance of $78,679,000), the Company had two mortgage loans outstanding totaling $17,044,000 and $23,250,000 in advances on its Credit Facility. One mortgage loan had an outstanding principal balance of $15,552,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the operating revenues of the four mortgaged facilities in each applicable year and operating revenues during the twelve-month base period. The Company’s other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,492,000 at June 30, 2002, of which $1,338,000 is due in 2010.

Harborside expects that its capital expenditures for 2002, excluding acquisitions of new long-term care facilities, will aggregate approximately $7,000,000. Harborside’s expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed primarily through operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future, to refinance the New Notes when they mature on August 1, 2007 or to refinance the New Preferred Stock when it becomes mandatorily redeemable on February 1, 2008. The Company continues to evaluate additional sources of capital funding to support its acquisition program.

The Company owns a 75% interest in a partnership that owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $5,600,000 made to this partnership to refinance a loan that funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The loan matures on September 15, 2002 and the Company expects to refinance the loan on comparable terms prior to the maturity date. The partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership’s debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

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

CONTRACTUAL OBLIGATIONS

  The following table provides information about the Company's contractual obligations as of June 30, 2002, excluding current liabilities except for the current portion of long-term debt.

                                    Payments due by Years
                                         Total      Remaining 2002   2003 and 2004  2005 and 2006     After 2006

Long-term debt                         $ 118,973,000  $  5,290,000      $33,572,000    $    37,000    $  80,074,000

Operating leases (1)                     220,844,000    15,008,000       60,062,000     49,676,000       96,098,000
                                       -------------   -----------      -----------    -----------    -------------
Total contractual and cash obligations $ 339,817,000  $ 20,298,000      $93,634,000    $ 49,713,00    $ 176,172,000
                                       =============  ============      ===========    ===========    =============

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

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program that, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past two years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provides caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of June 30, 2002, the Company maintained a Claims Reserve in the amount of $4,025,000 for incurred but not reported claims. The amount of the reserve was determined through an estimation process that used information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability reserve. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. At this time, the Company estimates that, effective September 1, 2001, its annual cost for professional and general liability insurance for existing facilities will increase from approximately $2,500,000 under the prior program to $6,500,000 under the new program. The Company will continue to evaluate its insurance reserve requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability reserve will be recorded in the accounting period in which the change in estimate occurs. There can be no assurances the recent Florida tort reform legislation will have a positive impact on claims activity, that the coverage limits of the Company’s insurance program will be adequate or that insurance will continue to be available to the Company in the future.

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

The foregoing review ofsignificant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures  previously made by the
Company.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company’s debt obligations bear interest at fixed rates and are not affected by changes in market interest rates; however, borrowings under the Company’s Credit Facility are sensitive to changes in interest rates. Under the Credit Facility, interest is based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company’s leverage), at the Company’s election. As the prime and LIBOR rates of interest increase, interest expense associated with the Company’s borrowings under the Credit Facility would also increase. An increase of 1% in the applicable rate would increase the Company’s annual interest cost by approximately $233,000.

The Company did not experience significant changes in interest rates during the six months ended June 30, 2002. As part of the Company’s risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps. By entering into an interest rate swap, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the six-month periods ending June 30, 2001 or June 30, 2002.

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

DATE:   August 14, 2002