Form 10-Q
period 2002-09-30
HARBORSIDE HEALTHCARE CORP
filed 2002-11-14
CIK 1011693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No      Not Applicable

Number of shares of common stock, par value $0.01 per share outstanding as of November 11, 2002: 7,877,166.

                 HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                 Table of Contents

                                                                                Page
                                                                                ----

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            as of December 31, 2001 and September 30, 2002                      3

         Condensed Consolidated Statements of Operations
            for the Three Months and Nine Months ended
            September 30, 2001 and 2002                                         4

         Condensed Consolidated Statement of Changes
            in Stockholders' Deficit for the Nine Months
            ended September 30, 2002                                            5

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended September 30, 2001 and 2002               6

         Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             24

Item 4.  Controls and Procedures                                                24

Part II  OTHER INFORMATION                                                      25

         Signatures                                                             26

         Certifications                                                         27

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

                                                                                December 31,  September 30,
                                                                                    2001         2002
                                                                                 ---------    ---------
            ASSETS .............................................................              (unaudited)
Current assets:
  Cash and cash equivalents .................................................... $   9,249    $  20,424
  Accounts receivable, net of allowances for doubtful
  accounts of $3,979 and $5,894, respectively ..................................    45,502       47,620
  Prepaid expenses and other ...................................................    11,628       12,405
                                                                                 ---------    ---------
    Total current assets .......................................................    66,379       80,449

Restricted cash ................................................................     5,898        6,418
Property and equipment, net ....................................................   108,989      117,892
Deferred financing and other intangibles, net ..................................     3,916        8,612
Other assets, net ..............................................................       700          170
Note receivable ................................................................     7,487        7,487
                                                                                 ---------    ---------
    Total assets ............................................................... $ 193,369    $ 221,028
                                                                                 =========    =========

          LIABILITIES
Current liabilities:
  Current maturities of long-term debt ......................................... $   2,776    $     297
  Accounts payable .............................................................    14,711       14,595
  Employee compensation and benefits ...........................................    19,270       24,388
  Other accrued liabilities ....................................................     6,878        7,974
  Accrued interest .............................................................       147          325
  Current portion of deferred income ...........................................       521          395
                                                                                 ---------    ---------
    Total current liabilities ..................................................    44,303       47,974

Claims reserve .................................................................     1,467        5,353
Long-term portion of deferred income ...........................................     1,487          992
Long-term debt .................................................................   113,878      140,712
Long-term accrued interest .....................................................    47,115       43,108
                                                                                 ---------    ---------
    Total liabilities ..........................................................   208,250      238,139
                                                                                 ---------    ---------

13% Convertible exchangeable preferred stock, redeemable, $.01 par value with a liquidation value of $1,000 per share; 100,000 shares authorized;
  16,286 and 17,926 shares issued and outstanding, respectively ................    16,286       17,926

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 40,700,000 shares
  authorized and 15,275,664 shares issued ......................................       153          153
Additional paid-in capital .....................................................   187,976      186,336
Common stock in treasury, at cost, 7,379,165 and
 7,398,498 shares, respectively ................................................  (183,746)    (183,746)
Accumulated other comprehensive loss ...........................................      --           (159)
Accumulated deficit ............................................................   (35,550)     (37,621)
                                                                                 ---------    ---------
    Total stockholders' deficit ................................................   (31,167)     (35,037)
                                                                                 ---------    ---------
    Total liabilities and stockholders' deficit ................................ $ 193,369    $ 221,028
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
                                                     ----------------------    ----------------------

                                                          2001         2002         2001         2002
                                                     ---------    ---------    ---------    ---------

Total net revenues ...............................   $  88,210    $ 103,756    $ 256,423    $ 299,278
                                                     ---------    ---------    ---------    ---------

     Expenses:
          Facility operating .....................      71,209       85,690      207,384      245,994
          General and administrative .............       4,805        5,154       14,424       15,142
          Service charges paid to former affiliate         250          189          801          573
          Amortization of prepaid management fee .         300          300          900          900
          Depreciation and amortization ..........       2,117        2,443        6,548        7,098
          Facility rent ..........................       7,186        7,783       21,560       23,017
          Financial restructuring costs ..........        --           --          9,045         --
          Facility reorganization costs ..........         750         --            750         --
          Financing costs (Note E) ...............        --          2,835         --          2,835
                                                     ---------    ---------    ---------    ---------

          Total expenses .........................      86,617      104,394      261,412      295,559
                                                     ---------    ---------    ---------    ---------

 Income (loss) from operations ...................       1,593         (638)      (4,989)       3,719

      Other:
          Interest expense, net ..................       2,097        1,948        9,774        5,763
          Other income ...........................         (49)        (237)        (138)        (153)
                                                     ---------    ---------    ---------    ---------

Loss before income taxes .........................        (455)      (2,349)     (14,625)      (1,891)
Income tax expense ...............................        --             60         --            180
                                                     ---------    ---------    ---------    ---------
      Net loss ...................................   $    (455)   $  (2,409)   $ (14,625)   $  (2,071)
                                                     =========    =========    =========    =========

Loss applicable to common shares:
          Net loss ...............................   $    (455)   $  (2,409)   $ (14,625)   $  (2,071)
          Preferred stock dividends ..............        (497)        (564)      (3,262)      (1,640)
                                                     ---------    ---------    ---------    ---------
Loss applicable to common shares .................   $    (952)   $  (2,973)   $ (17,887)   $  (3,711)
                                                     =========    =========    =========    =========

Loss per common share (Note C):
          Basic and diluted ......................   $   (0.13)   $   (0.39)   $   (2.44)   $   (0.49)
                                                     =========    =========    =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(dollars in thousands)

                                                                                     Accumulated
                                                          Additional                    Other
                                               Common       Paid-In      Treasury   Comprehensive Accumulated
                                                Stock      Capital        Stock         Loss        Deficit      Total
                                             ----------   ----------    ---------    -------      -------    ----------

Stockholders' deficit, December 31, 2001 ..  $       153    $ 187,976    $(183,746)        --      $ (35,550)   $ (31,167)

Preferred stock dividends .................          --        (1,640)        --           --           --         (1,640)

Comprehensive loss:
   Net loss for the nine months ended
     September 30, 2002 ...................          --          --           --           --         (2,071)      (2,071)
   Unrealized loss on derivative instrument          --          --           --           (159)        --           (159)
                                              -----------   ---------    ---------    ---------    ---------    ---------
     Total comprehensive loss .............          --          --           --           (159)      (2,071)      (2,230)
                                              -----------   ---------    ---------    ---------    ---------    ---------

Stockholders' deficit, September 30, 2002 .   $       153   $ 186,336    $(183,746)   $    (159)   $ (37,621)   $ (35,037)
                                              ===========   =========    =========    =========    =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

                                                                         For the nine months ended September 30,
                                                                         ---------------------------------------
                                                                                            2001        2002
                                                                                        --------    --------
Operating activities:
  Net loss ..........................................................................   $(14,625)   $ (2,071)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation of property and equipment ..........................................      5,603       6,356
    Amortization of deferred financing and other non-current assets .................        945         742
    Amortization of prepaid management fee ..........................................        900         900
    Amortization of deferred income .................................................       (388)       (391)
    Accretion of senior subordinated discount notes .................................      8,279       6,794
    Amortization of long-term accrued interest ......................................     (1,793)     (4,007)
    Amortization of loan costs and fees (included in rental and interest expense)....        107        108
    Noncash charges related to refinancing ..........................................       --           436
    Noncash charges related to financial restructuring ..............................      4,896        --
                                                                                        --------    --------
                                                                                           3,924       8,867
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable .......................................      3,741      (2,118)
   (Increase) decrease in prepaid expenses and other ................................         74        (977)
   Increase (decrease) in accounts payable ..........................................      1,931        (116)
   Increase in employee compensation and benefits ...................................      2,181       5,118
   Increase (decrease) in accrued interest ..........................................        (28)
                                                                                                         178
   Increase in other accrued liabilities ............................................        232       1,096
   Increase in claims reserve accrual ...............................................        418       3,886
                                                                                        --------    --------
    Net cash provided by operating activities .......................................     12,473      15,934
                                                                                        --------    --------

Investing activities:
  Additions to property and equipment ...............................................     (8,195)    (15,259)
  Additions to deferred financing and other
   intangible assets ................................................................       (200)     (6,212)
  Transfers to restricted cash, net .................................................       (851)       (520)
  Purchase of interest rate cap .....................................................       --          (329)
                                                                                        --------    --------
    Net cash (used) by investing activities .........................................     (9,246)    (22,320)
                                                                                        --------    --------

Financing activities:
  Repayment of revolving line of credit .............................................     (4,000)    (25,250)
  Borrowings under secured credit facility ..........................................       --        43,015
  Issuance of preferred stock .......................................................     15,000        --
  Payment to holders of subordinated debt ...........................................    (15,000)       --
  Receipt in connection with lease ..................................................        102        --
  Payments of long-term debt ........................................................       (182)       (204)
    Dividends paid on exchangeable preferred stock ..................................         (6)       --
                                                                                        --------    --------
    Net cash provided (used) by financing activities ................................     (4,086)     17,561
                                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents ................................       (859)     11,175
Cash and cash equivalents, beginning of period ......................................     10,724       9,249
                                                                                        --------    --------
  Cash and cash equivalents, end of period ..........................................   $  9,865    $ 20,424
                                                                                        ========    ========

Supplemental Disclosure:
  Interest paid .....................................................................   $  4,179    $  3,445
                                                                                        ========    ========
    Income taxes paid ...............................................................   $    112    $    206
                                                                                        ========    ========
  Accretion of preferred stock dividends ............................................   $  3,256    $  1,640
                                                                                        ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. General

Harborside Healthcare Corporation, through its subsidiaries, (on a consolidated basis, the "Company" or "Harborside") provides high quality long-term care, subacute care and other specialty medical services in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of September 30, 2002, the Company operated 55 long-term care facilities (18 owned, 36 leased and one managed) with a total of 6,761 licensed beds. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

B. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's filing on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002, the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2002 and its cash flows for the nine-month periods ended September 30, 2001 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

C. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share for the periods ended September 30, 2001 and September 30, 2002:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                                    2001           2002         2001         2002
                                                                    ----           ----         ----         ----
Numerator:
Net loss .................................................   $   (455,000)   $ (2,409,000)   $(14,625,000)   $ (2,071,000)
Preferred stock dividends ................................       (497,000)       (564,000)     (3,262,000)     (1,640,000)
                                                             ------------    ------------    ------------    ------------
Loss applicable to common shares .........................   $   (952,000)   $ (2,973,000)   $(17,887,000)   $ (3,711,000)
                                                             ============    ============    ============    ============

Denominator (for basic and diluted loss per common share):
Weighted average common shares outstanding ...............      7,911,825       7,877,420       7,917,839       7,886,348
Adjustment for non-vested restricted shares ..............       (577,326)       (336,088)       (583,440)       (344,931)
                                                             ------------    ------------    ------------    ------------
Adjusted weighted-average shares .........................      7,334,499       7,541,332       7,334,499       7,541,417
                                                             ============    ============    ============    ============

Basic and diluted loss per common share ..................   $      (0.13)   $      (0.39)   $     (2.44)    $      (0.49)
                                                             ============    ============    ============    ============

For the three-month and nine-month periods ended September 30, 2001 and 2002, the weighted-average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive:

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                      2001           2002         2001         2002
                                                      ----           ----         ----         ----

Options to purchase common stock                      109,994       995,739      109,994        993,919
Non-vested shares of restricted stock                 577,326       336,088      583,440        344,931
Conversion rights of convertible preferred stock    2,293,637     2,603,951    1,201,519      2,457,506
Warrants to purchase common stock                   4,326,641     4,326,641    2,282,184      4,326,641
                                                   ----------     ---------    ---------      ---------
                                                    7,307,598     8,262,419    4,177,137      8,122,997
                                                   ==========    ==========    =========      =========

D. Recent Acquisition

Effective March 1, 2002, the Company entered into an operating lease for four skilled nursing facilities with 487 licensed beds located in Massachusetts. In connection with this acquisition, the Company did not assume any operating assets or liabilities from the prior operator.

E. Secured Credit Facility, Financing Costs and Interest Rate Cap Agreement

On September 13, 2002, the Company entered into a new three-year collateralized credit facility (the "Secured Credit Facility") that provides access to a maximum of $100 million. Borrowings under the Secured Credit Facility were used to repay all amounts owed in connection with the termination of the Company's previous Credit Facility (including amounts outstanding in connection with a $13,700,000 synthetic lease obligation) as well as related closing costs and expenses. The terms of the Secured Credit Facility provide a maximum of $25 Million on a revolving credit basis and a maximum of $75 Million in the form of a term loan. Proceeds from the Secured Credit Facility can be used for the acquisition of additional healthcare facilities (including required working capital), joint venture investments, letters of credit, and general corporate purposes. The Secured Credit Facility is collateralized by substantially all of the Company's patient accounts receivable, certain real estate and a first or second priority interest in the capital stock of certain of the Company's subsidiaries. Interest on the revolving credit facility is payable monthly in arrears at a rate of LIBOR plus 4.25% (or Prime plus 1.25%) at the election of the Company. The terms of the Secured Credit Facility initially limit availability through the term loan to $60 million, but this amount may be increased to $75 Million at the election of the Company after the occurrence of certain events. Interest on the term loan is payable monthly in arrears at the rate of LIBOR plus 4.1% with a minimum interest rate of 7%. The Secured Credit Facility contains a number of restrictive covenants that, among other things, restrict the Company's ability to dispose of certain assets, limits the Company's ability to declare and pay certain dividends, and requires the Company to maintain a minimum occupancy, as well as predetermined levels of fixed charge coverage and debt service coverage as defined in the loan agreement. As of September 30, 2002, the Company had borrowed approximately $43.0 Million through the Secured Credit Facility (in the form of a term loan) and issued letters of credit totaling approximately $19.1 Million.

In connection with entering into the Secured Credit Facility, the Company incurred non-recurring Financing Costs totaling $2,835,000. This non-recurring charge includes $1,700,000 recorded in connection with the termination of a synthetic lease for two of the Company's facilities (the "Synthetic Lease Properties") made through the Company's prior Credit Facility. The Company was obligated to purchase the Synthetic Lease Properties at a pre-determined price ($13,700,000) upon the occurrence of certain events including a termination of the prior Credit Facility. The carrying value of the Synthetic Lease Properties was recorded at the purchase price ($13,700,000), less a charge of $1,700,000 to reflect uncertainties related to the value of these properties in connection with the expiration of a significant portion of Medicare reimbursement effective October 1, 2002. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".) Additionally, the Company wrote off un-amortized deferred financing coats associated with the prior Credit Facility ($666,000), recognized bonus payments to executive officers for securing the replacement financing (totaling $350,000) and incurred certain other professional and recording costs.

In connection with obtaining the Secured Credit Facility, the Company purchased an interest rate cap on $40 million notional principal amount that matures on September 1, 2005. This interest rate cap is intended to provide the Company partial protection from exposure to the floating interest rate associated with $40 million of term loan borrowings. The entire amount of this interest rate cap has been designated an effective cash flow hedge to limit possible increases in interest payments on its term loan. The interest rate cap limits the Company's exposure to an increase in the underlying LIBOR rate to (a) 5.23% if LIBOR is less than 6.23% or (b) 6.23% if LIBOR increases above 6.23%.

Changes in the fair market value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, are reported as "Accumulated Other Comprehensive Income or Loss" ("AOCIL") in the "Stockholders' Deficit" section of the Company's consolidated balance sheet. On September 30, 2002, the fair market value of the interest rate cap was $170,000 which amount was included in "Other Assets, net". A loss of $159,000 was charged to AOCIL for the three months ended September 30, 2002. None of the losses in AOCIL related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation during the next twelve months.

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

The information which follows presents the condensed consolidating financial position as of December 31, 2001 and September 30, 2002; the condensed consolidating results of operations for the three-month and nine-month periods ended September 30, 2001 and 2002; and the consolidating cash flows for the nine-month periods ended September 30, 2001 and 2002 of (a) the parent company only ("the Parent"), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of December 31, 2001

(Unaudited)

(dollars in thousands)

                                                                 Parent    Guarantors  Non-Guarantors Elimination  Consolidated
                                                               --------    ----------  -------------- ------------ ----------------
ASSETS
Current assets:
  Cash and cash equivalents ................................   $    --      $   7,886   $    1,363   $     --     $   9,249
  Accounts receivable, net of allowance for
   doubtful accounts .......................................        --         32,531       12,971         --         45,502
  Intercompany receivable ..................................     141,929         --           --       (141,929)        --
  Prepaid expenses and other ...............................       1,400        9,308          920         --         11,628
                                                               ---------    ---------    ---------   ---------    ----------
   Total current assets ....................................     143,329       49,725       15,254     (141,929)      66,379

Restricted cash ............................................        --          5,130          768         --          5,898
Investments in limited partnerships ........................      15,584         --          4,044      (19,628)        --
Property and equipment, net ................................        --         87,815       21,174         --        108,989
Deferred financing and other
 non-current assets, net ...................................         677        2,330          909         --          3,916
Other assets, net ..........................................         700         --           --           --            700
Note receivable ............................................        --          7,487         --           --          7,487
                                                               ---------    ---------    ---------    ---------    ---------
   Total assets ............................................   $ 160,290    $ 152,487    $  42,149    $(161,557)   $ 193,369
                                                               =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt .....................   $   2,500    $      22    $     254    $    --      $   2,776
  Accounts payable .........................................        --         12,514        2,197         --         14,711
  Intercompany payable .....................................        --        112,416       13,567     (125,983)        --
  Employee compensation and benefits .......................        --         16,153        3,117         --         19,270
  Other accrued liabilities ................................        --          5,800        1,078         --          6,878
  Accrued interest .........................................         147         --           --           --            147
  Current portion of deferred income .......................        --           --           --            521          521
                                                               ---------    ---------    ---------    ---------    ---------
   Total current liabilities ...............................       2,647      146,905       20,213     (125,462)      44,303

Claims Reserve .............................................        --          1,467         --           --          1,467
Long-term portion of deferred income .......................        --            534        1,474         (521)       1,487
Long-term debt .............................................      96,975        1,481       15,422         --        113,878
Long-term accrued interest .................................      47,115         --           --           --         47,115
                                                               ---------    ---------    ---------    ---------    ---------
   Total liabilities .......................................     146,737      150,387       37,109     (125,983)     208,250
                                                               ---------    ---------    ---------    ---------    ---------

13% Convertible exchangeable preferred stock,
 redeemable, $.01 par value with a liquidation
 value of $1,000 per share; 100,000 shares
 authorized; 16,286 issued and outstanding .................      16,286         --           --           --         16,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 40,700,000
  shares authorized, 15,275,664 shares issued ..............         153        2,569        3,885       (6,454)         153
Additional paid-in capital .................................     187,748         --           --            228      187,976
Common stock in treasury, at cost, 7,379,165 shares             (183,746)        --           --           --       (183,746)
Retained earnings (accumulated deficit) ....................      (6,888)     (25,224)      (5,919)       2,481      (35,550)
Partners' equity ...........................................        --         24,755        7,074      (31,829)        --
                                                               ---------    ---------    ---------    ---------    ---------
   Total stockholders' equity (deficit) ....................      (2,733)       2,100        5,040      (35,574)     (31,167)
                                                               ---------    ---------    ---------    ---------    ---------
   Total liabilities and stockholders' equity (deficit) ....   $ 160,290    $ 152,487    $  42,149    $(161,557)   $ 193,369
                                                               =========    =========    =========    =========    =========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

As of September 30, 2002

(Unaudited)

(dollars in thousands)

                                                          Parent   Guarantors   Non-Guarantors  Elimination  Consolidated
                                                          ------   ----------   --------------  -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ...........................   $    --      $  19,093   $    1,331   $     --      $  20,424
  Accounts receivable, net of allowance for
   doubtful accounts ..................................        --         37,496       10,124         --         47,620
  Intercompany receivable .............................     117,841         --           --       (117,841)        --
  Prepaid expenses and other ..........................       1,235       10,202          968         --         12,405
                                                          ---------    ---------    ---------    ---------    ---------
   Total current assets ...............................     119,076       66,791       12,423     (117,841)      80,449

Restricted cash .......................................        --          5,856          562         --          6,418
Investments in limited partnership ....................      15,584         --          4,044      (19,628)        --
Property and equipment, net ...........................        --         97,048       20,844         --        117,892
Deferred financing and other
  intangibles, net ....................................        --          7,878          734         --          8,612
Other assets, net .....................................         170         --           --           --            170
Note receivable .......................................        --          7,487         --           --          7,487
                                                          ---------    ---------    ---------    ---------    ---------
   Total assets .......................................   $ 134,830    $ 185,060    $  38,607    $(137,469)   $ 221,028
                                                          =========    =========    =========    =========    =========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt ................   $    --      $      22    $     275    $    --      $     297
  Accounts payable ....................................           2       12,952        1,641         --         14,595
  Intercompany payable ................................        --         88,764       13,284     (102,048)        --
  Employee compensation and benefits ..................        --         21,938        2,450         --         24,388
  Other accrued liabilities ...........................        --          7,055          919         --          7,974
  Accrued interest ....................................        --            325         --           --            325
  Current portion of deferred income ..................        --           --           --            395          395
                                                          ---------    ---------    ---------    ---------    ---------
   Total current liabilities ..........................           2      131,056       18,569     (101,653)      47,974

Claims reserve ........................................        --          4,950          403         --          5,353
Long-term portion of deferred income ..................        --            189        1,198         (395)         992
Long-term debt ........................................      81,019       44,480       15,213         --        140,712
Long-term accrued interest ............................      43,108         --           --           --         43,108
                                                          ---------    ---------    ---------    ---------    ---------
   Total liabilities ..................................     124,129      180,675       35,383     (102,048)     238,139
                                                          ---------    ---------    ---------    ---------    ---------

13% Convertible exchangeable preferred stock,
   redeemable,  $.01 par value with a liquidation
   value of $1,000 per share; 100,000 shares
   authorized; 17,926 shares issued and outstanding ...      17,926         --           --           --         17,926

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 40,700,000
    shares authorized; 15,275,664 shares issued .......         153        2,569        3,885       (6,454)         153
Additional paid-in capital ............................     186,108         --           --            228      186,336
Common stock in treasury, at cost, 7,398,498 shares ...    (183,746)        --           --           --       (183,746)
Accumulated other comprehensive loss ..................        (159)        --           --           --           (159)
Retained earnings (accumulated deficit) ...............      (9,581)     (22,939)      (7,735)       2,634      (37,621)
Partners' equity ......................................        --         24,755        7,074      (31,829)        --
                                                          ---------    ---------    ---------    ---------    ---------

   Total stockholders' equity (deficit) ...............      (7,225)       4,385        3,224      (35,421)     (35,037)
                                                          ---------    ---------    ---------    ---------    ---------
   Total liabilities and stockholders' equity (deficit)   $ 134,830    $ 185,060    $  38,607    $(137,469)   $ 221,028
                                                          =========    =========    =========    =========    =========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2001

(Unaudited)

(dollars in thousands)

                                             Parent   Guarantors  Non-Guarantors Elimination Consolidated
                                             ------   ----------- -------------- ----------- --------------

Total net revenues .......................   $   --      $ 63,466    $ 26,493    $ (1,749)   $ 88,210
                                             --------    --------    --------    --------    --------

Expenses:
  Facility operating .....................       --        51,030      21,928      (1,749)     71,209
  General and administrative .............         21       4,784        --          --         4,805
  Service charges paid to former affiliate       --           250        --          --           250
  Amortization of prepaid management fee .        300        --          --          --           300
  Depreciation and amortization ..........         52       1,522         543        --         2,117
  Facility rent ..........................       --         4,953       2,233        --         7,186
  Facility reorganization costs ..........       --           750        --          --           750
  Management fees paid to affiliates .....       --        (1,550)      1,550        --          --
                                             --------    --------    --------    --------    --------
   Total expenses ........................        373      61,739      26,254      (1,749)     86,617
                                             --------    --------    --------    --------    --------
Income (loss) from operations ............       (373)      1,727         239        --         1,593
                                                                                                  815

Other:
  Interest expense, net ..................        278       1,316         503        --         2,097
  Other income ...........................       --          --          --           (49)        (49)
                                             --------    --------    --------    --------    --------

Income (loss) before income taxes ........       (651)        411        (264)         49        (455)
Income tax expense .......................       --          --          --          --          --
                                             --------    --------    -------     --------    --------
  Net income (loss) ......................   $   (651)   $    411    $   (264)   $     49    $   (455)
                                             ========    ========    ========    ========    ========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2002

(Unaudited)

(dollars in thousands)

                                              Parent   Guarantors   Non-Guarantors Elimination Consolidated
                                              ------   ------------ -------------- -----------  -----------

Total net revenues .......................   $    --      $  87,346    $  18,825    $  (2,415)   $ 103,756
                                             ---------    ---------    ---------    ---------    ---------

Expenses:
  Facility operating .....................        --         72,600       15,505       (2,415)      85,690
  General and administrative .............          35        5,119         --           --          5,154
  Service charges paid to former affiliate        --            189         --           --            189
  Amortization of prepaid management fee .         300         --           --           --            300
  Depreciation and amortization ..........          75        1,795          573         --          2,443
  Facility rent ..........................        --          6,198        1,585         --          7,783
  Financing costs ........................         450        2,385         --           --          2,835
  Management fees paid to affiliates .....        --         (1,217)       1,217         --           --
                                             ---------    ---------    ---------    ---------    ---------
   Total expenses ........................         860       87,069       18,880       (2,415)     104,394
                                             ---------    ---------    ---------    ---------    ---------
Loss from operations .....................        (860)         277          (55)        --           (638)

Other:
  Interest expense, net ..................         285        1,228          435         --          1,948
  Other income ...........................        --           --           --           (237)        (237)
                                             ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ........      (1,145)        (951)        (490)         237       (2,349)
Income tax expense .......................          60         --           --           --             60
                                             ---------    ---------    ---------    ---------    ---------
  Net income (loss) ......................   $  (1,205)   $    (951)   $    (490)   $     237    $  (2,409)
                                             =========    =========    =========    =========    =========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2001

(Unaudited)

(dollars in thousands)

                                              Parent    Guarantors  Non-Guarantors Elimination  Consolidated
                                              ------   ------------ -------------- -----------  --------------

Total net revenues .......................   $    --      $ 181,868    $  78,976    $  (4,421)   $ 256,423
                                             ---------    ---------    ---------    ---------    ---------

Expenses:
  Facility operating .....................        --        146,067       65,738       (4,421)     207,384
  General and administrative .............          57       14,367         --           --         14,424
  Service charges paid to former affiliate        --            801         --           --            801
  Amortization of prepaid management fee .         900         --           --           --            900
  Depreciation and amortization ..........         473        4,514        1,561         --          6,548
  Facility rent ..........................        --         14,981        6,579         --         21,560
  Financial restructuring costs ..........       8,645          400         --           --          9,045
  Facility reorganization costs ..........        --            750         --           --            750
  Management fees paid to affiliates .....        --         (4,682)       4,682         --           --
                                             ---------    ---------    ---------    ---------    ---------
   Total expenses ........................      10,075      177,198       78,560       (4,421)     261,412
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ............     (10,075)       4,670          416         --         (4,989)

Other:
  Interest expense, net ..................       2,000        6,463        1,311         --          9,774
  Other income ...........................        --           --           --           (138)        (138)
                                             ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ........     (12,075)      (1,793)        (895)         138      (14,625)
Income tax expense .......................        --           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
  Net income (loss) ......................   $ (12,075)   $  (1,793)   $    (895)   $     138    $ (14,625)
                                             =========    =========    =========    =========    =========

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2002

(Unaudited)

(dollars in thousands)

                                              Parent   Guarantors   Non-Guarantors Elimination Consolidated
                                              ------   ------------ -------------- ----------- --------------

Total net revenues .......................   $    --      $ 252,024    $  54,349    $  (7,095)   $ 299,278
                                             ---------    ---------    ---------    ---------    ---------

Expenses:
  Facility operating .....................        --        208,079       45,010       (7,095)     245,994
  General and administrative .............          85       15,057         --           --         15,142
  Service charges paid to former affiliate        --            573         --           --            573
  Amortization of prepaid management fee .         900         --           --           --            900
  Depreciation and amortization ..........         227        5,177        1,694         --          7,098
  Facility rent ..........................        --         18,375        4,642         --         23,017
  Financing costs ........................         450        2,385         --           --          2,835
  Management fees paid to affiliates .....        --         (3,523)       3,523         --           --
                                             ---------    ---------    ---------    ---------    ---------
   Total expenses ........................       1,662      246,123       54,869       (7,095)     295,559
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ............      (1,662)       5,901         (520)        --          3,719

Other:
  Interest expense, net ..................         851        3,616        1,296         --          5,763
  Other income ...........................        --           --           --           (153)        (153)
                                              ---------   ---------    ---------    ---------    ---------

Income (loss) before income taxes ........      (2,513)       2,285       (1,816)         153       (1,891)
Income tax expense .......................         180         --           --           --            180
                                             ---------   ---------    ---------    ---------    ---------
  Net income (loss) ......................   $  (2,693)   $   2,285    $  (1,816)   $     153    $  (2,071)
                                             =========    =========    =========    =========    =========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2001

(Unaudited)

(dollars in thousands)

                                                        Parent   Guarantors  Non-Guarantors  Elimination    Consolidated
                                                        ------   ----------  --------------  ------------   ------------
Operating activities:
   Net cash provided by operating activities:$ .....      3,904    $  4,594    $  3,975      $     --       $ 12,473
                                                       --------    --------    --------      ------------   --------

Investing activities:
  Additions to property and equipment ..............       --        (5,050)     (3,145)           --         (8,195)
  Additions to deferred financing and other
    non-current assets .............................       --          (200)       --              --           (200)
  Transfers to restricted cash, net ................       --          (806)        (45)           --           (851)
                                                       --------    --------    --------      ------------   --------
   Net cash (used) by investing activities .........       --        (6,056)     (3,190)           --         (9,246)
                                                       --------    --------    --------      ------------   --------

Financing activities:
  Repayment of revolving line of credit ............     (4,000)       --          --              --         (4,000)
  Issuance of preferred stock ......................     15,000        --          --              --         15,000
  Payment to holders of subordinated debt ..........    (15,000)       --          --              --        (15,000)
  Receipt in connection with lease .................        102        --          --              --            102
  Payments of long-term debt .......................       --           (13)       (169)           --           (182)
  Dividends paid on exchangeable preferred stock ...         (6)       --          --              --             (6)
                                                                                                            --------
   Net cash (used) by financing activities .........     (3,904)        (13)       (169)           --         (4,086)
                                                       --------    --------    --------      ------------   --------

Net increase (decrease) in cash and cash equivalents       --        (1,475)        616            --           (859)
Cash and cash equivalents, beginning of period .....       --         9,317       1,407            --         10,724
                                                                   --------    --------      ------------   --------
  Cash and cash equivalents, end of period $ .......       --      $  7,842    $  2,023      $       --     $  9,865
                                                       ========    ========    ========      ============   ========

Supplemental Disclosure:
  Interest paid ....................................   $    855    $  2,763    $    561      $       --     $  4,179
                                                       ========    ========    ========      ============   ========
  Income taxes paid ................................   $    112    $   --      $   --        $       --     $    112
                                                       ========    ========    ========      ============   ========
  Accretion of preferred stock dividends ...........   $  3,256    $   --      $   --        $       --     $  3,256
                                                       ========    ========    ========      ============   ========

F. Condensed Consolidating Financial Information (continued)

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2002

(Unaudited)

(dollars in thousands)

                                                         Parent   Guarantors  Non-Guarantors    Elimination  Consolidated
                                                         ------   ----------  --------------    -----------  ------------
Operating activities:
   Net cash provided (used) by operating activities:$    25,579$    (10,852)   $   1,207        $      --     $ 15,934
                                                        --------    --------   --------         -----------   --------

Investing activities:
  Additions to property and equipment ...............       --       (14,001)     (1,258)              --      (15,259)
  Additions (to) deferred financing and other
   non-current assets ...............................       --        (6,212)       --                 --       (6,212)
  Transfers to restricted cash, net .................       --          (726)        206               --         (520)
  Purchase of interest rate cap .....................       (329)       --          --                 --         (329)
                                                        --------    --------    --------        -----------   --------
   Net cash (used) by investing activities ..........       (329)    (20,939)     (1,052)              --      (22,320)
                                                        --------    --------    --------        -----------   --------

Financing activities:
    Repayment of revolving line of credit ...........    (25,250)       --          --                 --      (25,250)
   Borrowings under secured credit facility .........       --        43,015        --                 --       43,015
   Payments of long-term debt .......................       --           (17)       (187)              --         (204)
                                                        --------    --------    --------        -----------   --------

   Net cash (used) by financing activities ..........    (25,250)     42,998        (187)              --       17,561
                                                        --------    --------    --------        -----------   --------

Net increase (decrease) in cash and cash equivalents        --        11,207         (32)                         --
                                                                                                                11,175
Cash and cash equivalents, beginning of period ......       --         7,886       1,363               --        9,249
                                                        --------    --------    --------        -----------   --------
Cash and cash equivalents, end of period   ..........   $   --      $ 19,093    $  1,331        $      --     $ 20,424
                                                        ========    ========    ========        ===========   ========

Supplemental Disclosure:
  Interest paid .....................................   $    509    $  2,161    $    775    $          --     $  3,445
                                                        ========    ========    ========    ===============   ========
  Income taxes paid .................................   $    206    $   --      $   --      $          --     $    206
                                                        ========    ========    ========    ===============   ========
  Accretion of preferred stock dividends $ ..........      1,640    $   --      $   --      $          --     $  1,640
                                                        ========    ========    ========    ===============   ========

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

OVERVIEW

Harborside Healthcare Corporation, through its subsidiaries, is a leading provider of high-quality long-term care, subacute care and other specialty medical services in the eastern United States. The Company has focused on establishing strong local market positions with high-quality facilities in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of September 30, 2002, the Company operated 55 facilities (18 owned, 36 leased and one managed) with a total of 6,761 licensed beds. As described in Note A to the unaudited condensed consolidated financial statements included elsewhere in this report, the Company accounts for its investment in one of its owned facilities using the equity method of accounting. The Company provides a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations of the Company are based on the Company's condensed consolidated financial statements, included elsewhere within this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

IMPAIRMENT OF PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company reviews the carrying value of its property and equipment and intangible assets on a quarterly basis. The Company's review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the life of the asset needs to be changed. As part of its review, the Company considers a number of factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur.

INSURANCE RESERVES

The Company retains a significant amount of self-insurance risk for its employee health benefits and workers compensation programs, and beginning on September 1, 2001, its general liability and professional liability risks. The Company maintains stop-loss insurance such that the Company's liability for health insurance and workers' compensation losses is limited. At the end of each accounting period, the Company records an accrued expense for (a) estimated health benefit claims incurred but not reported and (b) estimated workers' compensation claims incurred but not reported. The Company estimates these accruals based on a number of factors including historical experience, industry trends, recent claims history, programs implemented to control claims, and actuarial reports. These accruals are by necessity based on estimates and are subject to ongoing revision as conditions change and as new data presents itself. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program which, for the period from September 1, 1998 to August 31, 2001, limited the Company's self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past two years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provides caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. The Company maintains an accrual for incurred but not reported claims. The amount of the accrual is determined through an estimation process that uses information from both the Company's records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability accrual. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. The Company will continue to evaluate its insurance accrual requirements on a quarterly basis. Required adjustments to the Company's general and professional liability accrual will be recorded in the accounting period in which the change in estimate occurs.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized. The Company does not believe that the adoption of SFAS 143 will have a material impact on its financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

OPERATING DATA

The following table sets forth the number of facilities and the number of licensed beds operated by the Company:

                                                   As of September 30,
                             ---------------------------------
                                                         2001             2002
                                                         ----             ----

Facilities operated (1)                                    50               55
Licensed beds (1)                                       6,124            6,761

  The following table sets forth certain operating data for the periods indicated:

                              For the three months ended September 30,  For the nine months ended September 30,
                              ----------------------------------------  --------------------------------------

                                           2001          2002              2001         2002
                                           ----          ----              ----         ----
                Patient days (2):
                  Private and other       105,083       98,033            313,113      296,032
                  Medicare                 73,749       88,524            217,259      266,030
                  Medicaid                301,602      337,153            898,624      970,501
                                          -------      -------            -------      -------
                  Total                    480,434     523,710          1,428,996    1,532,563
                                          =======      =======          =========    =========

                Total net revenues:
                  Private and other          22.5%       19.0%              22.8%         19.9%
                  Medicare                   30.8%       33.4%              30.6%         33.7%
                  Medicaid                   46.7%       47.6%              46.6%         46.4%
                                           -------     -------            ------        -------
                Total                       100.0%      100.0%             100.0%        100.0%
                                            ======      ======            ======         ======

                Average occupancy rate (3)   88.8%       87.7%              89.0%         87.8%
                Quality mix (4)              53.3%       52.4%              53.4%         53.6%

(1)  Includes one managed facility with 106 licensed beds on September 30, 2001 and September 30, 2002.
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

RESULTS OF OPERATIONS

The Company's total net revenues include net patient service revenues and other revenues. The Company derives its net patient service revenues primarily from private pay sources, the federal Medicare program for certain elderly and disabled patients, and state Medicaid programs for indigent patients. Private net patient service revenues are recorded at established per diem billing rates. Net patient service revenues to be reimbursed under contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at amounts estimated to be realized under these contractual arrangements.

The Company's facility operating expenses consist primarily of payroll and employee benefits related to nursing, rehabilitation therapy services, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include the cost of medical and pharmacy supplies, food, utilities, insurance and taxes. The Company's general and administrative expenses include costs associated with its regional and corporate operations.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2002

Total Net Revenues. Total net revenues increased by $15,546,000 or 17.6%, from $88,210,000 in the third quarter of 2001 to $103,756,000 in the third quarter of 2002. The increase in total revenues, from 2001 to 2002, was primarily due to the operation of five additional facilities. The Company began operating a leased skilled nursing facility in Marietta, Ohio on November 1, 2001, and four leased skilled nursing facilities in Massachusetts on March 1, 2002. Approximately, $8,400,000 of the increase in revenues from 2001 to 2002 resulted from the operation of these five new facilities. The remainder of the revenue increase was attributable to higher average revenues per patient day at the Company's "same store" facilities. The average occupancy rate at all of the Company's facilities decreased from 88.8% during the third quarter of 2001 to 87.7% during the third quarter of 2002; however, average net patient service revenues (including ancillary services) per patient day at the Company's "same store" facilities increased from approximately $181 in the third quarter of 2001 to approximately $197 in the third quarter of 2002, or 8.9%. The Company's "same store" average Medicare Part A per diem rate increased from approximately $344 per Medicare patient day in the third quarter of 2001 to approximately $357 per Medicare patient day in the third quarter of 2002, while the Company's "same store" average per diem Medicaid rate increased from approximately $136 in the third quarter of 2001 to approximately $147 in the third quarter of 2002. The Balanced Budget Refinement Act of 1999 ("BBRA") temporarily increased the Federal per diem Medicare Part A rates by 20% for fifteen resource utilization groups ("RUG") categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative RUG categories) beginning on April 1, 2000. These increased rates will stay in effect until the date on which the Centers for Medicare and Medicaid Services ("CMS") implements a revised prospective payment system ("PPS") that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provided for a four percent temporary increase in the Federal per diem Medicare Part A rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem Medicare Part A rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories.

The Company's quality mix of private, Medicare and insurance revenues was 53.3% for the three months ended September 30, 2001 as compared to 52.4% for the three months ended September 30, 2002.

Facility Operating Expenses. Facility operating expenses increased by $14,481,000 or 20.3%, from $71,209,000 in the third quarter of 2001 to $85,690,000 in the third quarter of 2002. Approximately $7,821,000, or 54.0%, of this increase resulted from the operation of five additional facilities. The remainder of the increase in operating expenses in 2002 was primarily the result of higher expenditures for employee wages and benefit costs at "same store" facilities. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $349,000, from $4,805,000 in the third quarter of 2001 to $5,154,000 in the third quarter of 2002. The Company reimburses a former affiliate for data processing services provided to the Company. During the third quarter of 2001, such reimbursements totaled $250,000 compared to $189,000 during the third quarter of 2002.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $300,000 during the third quarter of 2001 and the third quarter of 2002.

Depreciation and Amortization. Depreciation and amortization increased from $2,117,000 in the third quarter of 2001 to $2,443,000 in the third quarter of 2002.

Facility Rent. Facility rent expense increased by $597,000 from $7,186,000 in the third quarter of 2001 to $7,783,000 in the third quarter of 2002. Most of the increase in rent expense was associated with the leasing of the new Ohio facility and the four new Massachusetts facilities.

Financing Costs. On September 13, 2002, the Company entered into a new three-year collateralized credit facility (the "Secured Credit Facility") that provides access to a maximum of $100 million. Borrowings under the Secured Credit Facility were used to repay all amounts owed in connection with the termination of the Company's previous Credit Facility (including amounts outstanding in connection with a $13,700,000 synthetic lease obligation) as well as related closing costs and expenses. In connection with entering into the Secured Credit Facility, the Company incurred non-recurring Financing Costs totaling approximately $2,835,000. This non-recurring charge includes a charge of $1,700,000 recorded in connection with the termination of a synthetic lease for two of the Company's facilities made through the Company's prior Credit Facility. The significant terms of the Secured Credit Facility and the components of the non-recurring Financing Costs are described in Note E to the unaudited condensed consolidated financial statements included elsewhere in this report.

Interest Expense, net. Interest expense, net, decreased from $2,097,000 in the third quarter of 2001 to $1,948,000 in the third quarter of 2002.

Income Tax Expense. Income tax expense (all relating to state income taxes) was $60,000 for the third quarter of 2002.

Net Loss. The Company incurred a net loss of $455,000 during the third quarter of 2001 compared to a net loss of $2,409,000 during the third quarter of 2002.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2002

Total Net Revenues. Total net revenues increased by $42,855,000 or 16.7%, from $256,423,000 in the first nine months of 2001 to $299,278,000 in the first nine months of 2002. The increase in total revenues, from 2001 to 2002, was primarily the result of higher average revenues per patient day at the Company's "same store" facilities. Additionally, the Company began operating a leased skilled nursing facility in Marietta, Ohio on November 1, 2001, and four leased skilled nursing facilities on March 1, 2002. Approximately, $20,871,000, or 48.7%, of the increase in revenues from 2001 to 2002 resulted from the operation of these five new facilities. The average occupancy rate at all of the Company's facilities decreased from 89.0% during the first nine months of 2001 to 87.8% during the first nine months of 2002; however, average net patient service revenues (including ancillary services) per patient day at the Company's "same store" facilities increased from approximately $177 in the first nine months of 2001 to approximately $194 in the first nine months of 2002, or 9.7%. The Company's "same store" average Medicare Part A per diem rate increased from approximately $338 per Medicare patient day in the first nine months of 2001 to approximately $351 per Medicare patient day in the first nine months of 2002, while the Company's "same store" average per diem Medicaid rate increased from approximately $133 in the first nine months of 2001 to approximately $144 in the first nine months of 2002. The Balanced Budget Refinement Act of 1999 ("BBRA") temporarily increased the Federal per diem Medicare Part A rates by 20% for fifteen resource utilization groups ("RUG") categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative RUG categories) beginning on April 1, 2000. These increased rates will stay in effect until the date on which the Centers for Medicare and Medicaid Services ("CMS") implements a revised prospective payment system ("PPS") that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provided for a four percent temporary increase in the Federal per diem Medicare Part A rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem Medicare Part A rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories.

The Company's quality mix of private, Medicare and insurance revenues was 53.4% for the nine months ended September 30, 2001 as compared to 53.6% for the nine months ended September 30, 2002.

Facility Operating Expenses. Facility operating expenses increased by $38,610,000 or 18.6%, from $207,384,000 in the first nine months of 2001 to $245,994,000 in the first nine months of 2002. Approximately $18,902,000, or 49.0%, of this increase resulted from the operation of five additional facilities. The remainder of the increase was primarily the result of higher expenditures for employee wages and benefit costs. Consistent with other long-term care providers, the Company continues to find it difficult to recruit and retain employees, most notably nursing personnel. As a result of these difficulties, the Company has been forced to rely more heavily on temporary nursing personnel.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $718,000, from $14,424,000 in the first nine months of 2001 to $15,142,000 in the first nine months of 2002. The Company reimburses a former affiliate for data processing services provided to the Company. During the first nine months of 2001, such reimbursements totaled $801,000 compared to $573,000 during the first nine months of 2002.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $900,000 during the first nine months of 2001 and the first nine months of 2002.

Depreciation and Amortization. Depreciation and amortization increased from $6,548,000 in the first nine months of 2001 to $7,098,000 in the first nine months of 2002.

Facility Rent. Facility rent expense increased by $1,457,000 from $21,560,000 in the first nine months of 2001 to $23,017,000 in the first nine months of 2002. Most of the increase in rent expense was associated with the leasing of the new Ohio facility and the four new Massachusetts facilities.

Financial Restructuring Costs. In connection with an amendment to the Company's bank credit facility and the Financial Restructuring completed in the first half of 2001, the Company recorded non-recurring charges totaling approximately $9.1 million. The charges resulted from the write-off of unamortized deferred financing costs, related to obtaining the Company's bank credit facility and issuing its Discount Notes, and the recognition of various investment advisory, legal and other fees associated with completing the amendment to the bank credit facility and the Financial Restructuring.

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

Financing Costs. On September 13, 2002, the Company entered into a new three-year collateralized credit facility (the "Secured Credit Facility") that provides access to a maximum of $100 million. Borrowings under the Secured Credit Facility were used to repay all amounts owed in connection with the termination of the Company's previous Credit Facility (including amounts outstanding in connection with a $13,700,000 synthetic lease obligation) as well as related closing costs and expenses. In connection with entering into the Secured Credit Facility, the Company incurred non-recurring Financing Costs totaling approximately $2,835,000. This non-recurring charge includes a charge of $1,700,000 recorded in connection with the termination of a synthetic lease for two of the Company's facilities made through the Company's prior Credit Facility. The significant terms of the Secured Credit Facility and the components of the non-recurring Financing Costs are described in Note E to the unaudited condensed consolidated financial statements included elsewhere in this report.

Interest Expense, net. Interest expense, net, decreased from $9,774,000 in the first nine months of 2001 to $5,763,000 in the first nine months of 2002. This decrease is primarily the result of the restructuring of the Company's Discount Notes completed in May 2001. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate.

Income Tax Expense. Income tax expense (all relating to state income taxes) was $180,000 for the first nine months of 2002.

Net Income (loss). The Company incurred a net loss of $14,625,000 during the first nine months of 2001 compared to a net loss of $2,071,000 during the first nine months of 2002.

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

In connection with the leveraged recapitalization completed on August 11, 1998, the Company obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (the "Discount Notes") due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (the "Preferred Stock") mandatorily redeemable in 2010. Interest on the Discount Notes was to accrete at 11% per annum until August 1, 2003 and then become payable in cash, semi-annually in arrears, beginning on February 1, 2004. Dividends on the Preferred Stock were payable, at the option of the Company, in additional shares of the Preferred Stock until August 1, 2003. After that date dividends were required to be paid in cash. In August 1998, the Company also entered into a new $250 million collateralized credit facility (the "Credit Facility"). The terms of the Credit Facility originally provided up to $75 million on a revolving credit basis plus an additional $175 million initially funded on a revolving basis that would convert to a term loan on an annual basis on each anniversary of the closing. During the first four years of the facility, any or all of the full $250 million of availability under the Credit Facility could be used for synthetic lease financings. Interest was based on either LIBOR or prime rates of interest (plus applicable margins determined by the Company's leverage ratio) at the election of the Company. The Credit Facility contained various financial and other restrictive covenants and limited aggregate borrowings under the Credit Facility to a predetermined multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA").

During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the Credit Facility. The Company's reduced level of EBITDA during the first quarter of 1999 was attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company's facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long-term care centers and a reduction in revenues from the provision of Medicare Part B services at the Company's own facilities. In response, during the first quarter of 1999, the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support), renegotiation of vendor contracts and ongoing efforts to reduce the Company's reliance on outside nurse agency personnel. All of the staffing reductions were implemented, on or prior to, April 1, 1999. Effective March 30, 1999, the Company obtained an amendment (the "First Amendment") to the Credit Facility which limited borrowings under the Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. Beginning with the first quarter of 1999, the First Amendment replaced the original financial covenants with one new financial covenant, a minimum cumulative amount of EBITDA. The original financial covenants provided maximum ratios of total indebtedness to EBITDA and senior indebtedness to EBITDA, and a minimum debt service coverage ratio. The First Amendment required minimum amounts of EBITDA, measured quarterly, but calculated on a rolling twelve-month basis, through December 31, 2000. As long as the Company met or exceeded the required minimum cumulative amounts of EBITDA, the Company could access the Credit Facility for general corporate purposes, subject to the reduced amount of availability.

Until September 27, 2000, the Company, through a wholly-owned limited partnership, leased and operated four facilities in Ohio (the "Cleveland Facilities") which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. As a result of this restructuring charge, the Company's consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company's other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the "New Option") to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000 and on September 27, 2000 the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity (organized by Investcorp S.A.) for $5.0 million, which acquired the Cleveland Facilities on September 27, 2000. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company also repaid the $5.0 million loan from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) originally incurred in obtaining the Company's Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group that provides the Credit Facility. The Company obtained the release of the collateral as part of an amendment (the "Second Amendment") to the Credit Facility, which also resulted in a permanent reduction of the Company's maximum borrowings under the Credit Facility from $250 million to $150 million and an increase in the Company's borrowing rate. As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the Credit Facility was originally obtained.

On March 28, 2001, the Company obtained an additional amendment (the "Third Amendment") to the Credit Facility. The Third Amendment resulted in a permanent reduction of the Company's maximum borrowings under the Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the Credit Facility to March 31, 2004 and increased the Company's borrowing rate. The Third Amendment also required the Company to repay, on an annual basis, the greater of $5.0 million or 50% of the Company's excess cash flow (as defined). As a result of the permanent reduction in funds available through the Credit Facility, during the three months ended March 31, 2001, the Company was required to write off approximately $2.2 million of deferred financing costs incurred when the Credit facility was originally obtained.

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

On April 6, 2001, the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company had an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company's common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, which is convertible into 150 shares of Class A Common Stock), and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

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

On September 13, 2002, the Company entered into a new credit facility (the "Secured Credit Facility"). Borrowings under the Secured Credit Facility were used to repay all amounts owed in connection with the Credit Facility (including the $13,700,000 purchase obligation associated with a synthetic lease made through the Credit Facility) and the Credit Facility was terminated. As a result of the termination of the Credit Facility, the Company wrote off approximately $666,000 of unamortized deferred financing costs incurred when the Credit facility was obtained, recognized a $1,700,000 charge in connection with the termination of the synthetic lease and $469,000 of other costs related to the termination of the Credit Facility. The significant terms of the Secured Credit Facility are described in Note E to the unaudited condensed consolidated financial statements included elsewhere in this report.

As of September 30, 2002, total borrowings under the Secured Credit Facility were approximately $62,100,000 and consisted of borrowings under the term loan of approximately $43,000,000 and $19,100,000 of undrawn letters of credit. As of September 30, 2002, the Company had approximately $22,900,000 of funding available under the Secured Credit Facility.

The Company's operating activities during the first nine months of 2001 provided net cash of $12,473,000 as compared to providing net cash of $15,934,000 during the first nine months of 2002.

Net cash used by investing activities was $9,246,000 during the first nine months of 2001 as compared to $22,320,000 used during the first nine months of 2002. The primary use of cash for investing purposes during the first nine months of 2001 was to fund additions of property and equipment associated with the maintenance of the Company's long-term care facilities. The primary use of cash for investing purposes during the first nine months of 2002 was to fund additions to property and equipment. During the nine months ended September 30, 2002, $13,700,000 of cash was used to fund the termination of a synthetic lease for two of the Company's properties. During the period the synthetic lease was in effect, the operating results of these facilities were included with the operating results of the Company; however, in accordance with accounting for synthetic leases, the fixed assets of these properties and the related debt of $13,700,000, were not included in the Company's consolidated balance sheet. Rather than recognizing interest on the $13,700,000 purchase commitment then outstanding, as well as depreciation on the fixed assets of the two facilities, the Company recognized as rent expense the payments made in connection with the synthetic lease. The Company's "Additions to Property and Equipment" for the nine months ended September 30, 2002 include approximately $9,609,000 with respect to the termination of the synthetic lease and acquisition of the two properties. Most of the remainder of the cash used during 2002 to fund additions of property and equipment was associated with the maintenance of the Company's long-term care facilities. The Company used approximately $6,212,000 to fund additions to deferred financing and other intangibles. Of this amount, approximately $2,391,000 reflected the recording of goodwill in connection with the acquisition of two properties that the Company had previously leased by means of a synthetic lease. Additionally, the Company incurred approximately $3,821,000 of deferred financing costs in connection with obtaining the Secured Credit Facility.

Net cash used by financing activities was $4,086,000 during the first nine months of 2001 as compared to net cash provided by financing activities of $17,561,000 during the first nine months of 2002. The financing activities during the first nine months of 2001 consisted of the issuance of $15,000,000 of New Preferred Stock, a payment of $15,000,000 to the holders of the Discount Notes and a repayment of $4,000,000 of borrowings outstanding under the Credit Facility. The financing activities during the first nine months of 2002 consisted of $43,015,000 of borrowings under the Secured Credit Facility and the repayment of all amounts ($25,250,000, including $23,250,000 paid at termination) due under the Credit Facility, excluding the $13,700,000 purchase obligation associated with a synthetic lease.

As of September 30, 2002, in addition to borrowings outstanding under the Secured Credit Facility and the Discount Notes (which had an accreted balance of $81,019,000), the Company had two mortgage loans outstanding totaling $16,975,000. One mortgage loan had an outstanding principal balance of $15,488,000 of which $15,140,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the operating revenues of the four mortgaged facilities in each applicable year and operating revenues during the twelve-month base period. The Company's other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,487,000 at September 30, 2002, of which $1,338,000 is due in 2010.

Harborside expects that its capital expenditures for 2002 will aggregate not more than $7,000,000, excluding the $9,609,000 paid with respect to the termination of the synthetic lease and the acquisition of those two properties and any additional acquisitions of long-term care facilities. Harborside's expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed primarily through operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future, to refinance the New Notes when they mature on August 1, 2007 or to refinance the New Preferred Stock when it becomes mandatorily redeemable on February 1, 2008. The Company continues to evaluate additional sources of capital funding to support its acquisition program.

The Company owns a 75% interest in a partnership that owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $5,600,000 made to this partnership to refinance a loan that funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The loan matures on November 15, 2002 and the Company expects to extend the existing maturity date and then refinance the loan on comparable terms. The partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership's debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

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

CONTRACTUAL OBLIGATIONS

The following table provides information about the Company's contractual obligations as of September 30, 2002, excluding current liabilities except for the current portion of long-term debt.

                                                Payments due by Years
                                                        Total        Remaining 2002   2003 and 2004  2005 and 2006     After 2006

Long-term debt                                     $ 141,009,000       $   297,000       $15,249,000    $ 43,051,000   $  82,412,000

Operating leases (1)                                 211,250,000         7,244,000        58,229,000      49,676,000      96,101,000
                                                   -------------        ----------       -----------    ------------   -------------
Total contractual and cash obligations             $ 352,259,000       $ 7,541,000       $73,478,000    $ 92,727,000   $ 178,513,000
                                                   =============       ===========       ===========    ============   =============

The Company issued $15,000,000 of New Preferred Stock on May 10, 2001. As long as the Company's New Notes remain outstanding, the New Preferred Stock is entitled to dividends at a rate of 13% per annum compounded quarterly and payable in additional shares of New Preferred Stock. The New Preferred Stock is mandatorily redeemable on February 1, 2008.

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program that, for the period from September 1, 1998 to August 31, 2001, limited the Company's self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past two years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provides caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of September 30, 2002, the Company maintained a Claims Reserve in the amount of $5,353,000 for incurred but not reported claims. The amount of the reserve was determined through an estimation process that used information from both the Company's records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability reserve. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. At this time, the Company estimates that, effective September 1, 2001, its annual cost for professional and general liability insurance for existing facilities will increase from approximately $2,500,000 under the prior program to $7,000,000 under the new program. The Company will continue to evaluate its insurance reserve requirements on a quarterly basis. Required adjustments to the Company's general and professional liability reserve will be recorded in the accounting period in which the change in estimate occurs. There can be no assurances the recent Florida tort reform legislation will have a positive impact on claims activity, that the coverage limits of the Company's insurance program will be adequate or that insurance will continue to be available to the Company in the future. The Company extended its existing general and professional liability insurance through December 1, 2002. The Company is currently obtaining quotes for the policy year effective December 1, 2002 through November 30, 2003.

Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the BBRA and BIPA expired on October 1, 2002. Unless Congress enacts new legislation, the loss of revenues associated with this occurrence could have a material adverse effect on the Company. If new legislation is not enacted, the Company estimates that its revenues for the quarter ended December 31, 2002 would be reduced by approximately $37 per Medicare Part A patient day. Various proposals have been presented in Congress that would restore significant, but varying amounts of funding, that statutorily expired on October 1, 2002. However, as of the date of this filing, Congress has not approved any one of these proposals. Congress could approve a measure that applies retroactively to October 1, 2002; however, there is no assurance that such a measure will be approved or that it will be applied retroactively to any date from the date of enactment. The Company cannot provide assurances that Congress will act to renew the expired legislation; however, the Company does anticipate that it would take actions to reduce costs to offset a portion of this revenue reduction if funding is not restored. At this time, the Company cannot predict the course of action likely to be selected by Congress or the impact of this issue on the Company's net income for the year ended December 31, 2002.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") broadened the scope of fraud and abuse laws to include all health plans, whether or not they are reimbursed under Federal programs. HIPAA also mandated the adoption of federal regulations designed to (a) standardize transaction formats and billing codes for documenting health care services, determining eligibility and processing claims for payment; and (b) protect the privacy and security of individually identifiable health information. Final HIPAA regulations that standardize transactions and code sets were issued during the third quarter of 2000. The ultimate compliance date was subsequently modified by legislation to require health care providers and health plans to either comply with the HIPAA transaction code set standards beginning in October of 2002 or submit a written plan to the federal government by October of 2002 describing specific plans for compliance by October of 2003. The regulations do not require healthcare providers to submit claims electronically, but do require standard formatting for those that do so. The Company currently submits most claims electronically and expects to continue to do so. The Company has submitted the required documentation describing its plans for compliance by October of 2003.

Final HIPAA privacy regulations were published during the fourth quarter of 2000. However, on March 27, 2002, the U.S. Department of Health and Human Services published in the Federal Register a proposed rule which if finally adopted would modify the regulations published during 2000. In general, the regulations apply to "protected health information", which is defined as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of health care to the individual or payment of that health care. The regulations further impose requirements on health care providers to contractually obligate certain of their contractors who may receive protected health care information during the course of rendering services on behalf of such health care provider to abide by certain privacy requirements as well. In addition, the current HIPAA regulations provide that certain state privacy laws may not be preempted by HIPAA. Accordingly, the Company, in certain instances, will remain subject to various state privacy laws in jurisdictions in which it currently operates facilities. HIPAA provides for the imposition of civil and criminal penalties if protected health information is improperly disclosed. The Company must comply with the privacy regulations by April of 2003. Given the issuance of the recent proposed rulemaking, it is uncertain the extent to which the regulations that were published in 2000 will change. The Company is continuing to evaluate the impact of the privacy regulations on its operations.

HIPAA's security regulations have not been finalized. The proposed security regulations specify administrative procedures, physical safeguards, and technical services and mechanisms designed to ensure that protected health information remains secure. The proposed security rules contemplate a compliance date of 24 months after the effective date of the final rule published in the Federal Register, although it is possible that such compliance date will differ and could align with the compliance date for the privacy regulations depending on when the security regulations are ultimately finalized.

The Company is currently working in conjunction with its software vendors to evaluate the impact of HIPAA regulations on the Company's systems and operating procedures. The Company has not yet completed its analysis or its estimate of the expected costs of compliance with the HIPAA regulations. There can be no assurances that compliance with HIPAA regulations will not have an adverse effect on the Company's results of operations, cash flows or its financial position.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company's debt obligations bear interest at fixed rates and are not affected by changes in market interest rates; however, borrowings under the Company's Secured Credit Facility are sensitive to changes in interest rates. Under the Secured Credit Facility, interest is based on either LIBOR or prime rates of interest, at the Company's election, plus applicable margins, and, for the term loan, subject to a floor of 7%. As the prime and LIBOR rates of interest increase, interest expense associated with the Company's borrowings under the Secured Credit Facility would also increase, subject to existing floors and the impact of any hedging activities. An increase of 1% in the applicable rate would increase the Company's annual interest cost by approximately $430,000.

The Company did not experience significant changes in interest rates during the nine months ended September 30, 2002. As part of the Company's risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps or caps. By entering into an interest rate swap or caps, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the nine-month period ending September 30, 2001. As described in Note E to the unaudited condensed consolidated financial statements included elsewhere in this report, the Company purchased a $40,000,000 interest rate cap effective September 1, 2002.

Item 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the date of filing this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

              None.

(b)      Reports on 8-K

         The Company filed an 8-K on September 30, 2002 regarding the entering into a Loan and Security  Agreement with Heller Healthcare
         Finance, Inc.

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

                         By:   /s/ William H. Stephan
                               ----------------------
                               William H. Stephan
                               Senior Vice President and Chief Financial Officer

DATE:   November 14, 2002

CERTIFICATIONS

I, Stephen L. Guillard, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Harborside Healthcare
     Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Harborside Healthcare Corporation as of, and for, the periods presented in this quarterly report;

4.   Harborside Healthcare Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for
     Harborside Healthcare Corporation and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to Harborside Healthcare Corporation, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of Harborside Healthcare Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
          and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   Harborside Healthcare Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Harborside Healthcare
     Corporation's auditors and the audit committee of Harborside Healthcare
     Corporation's board of directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect Harborside Healthcare
          Corporation's ability to record, process, summarize and report financial data and have identified for Harborside Healthcare
          Corporation's auditors any material weaknesses in internal controls;
          and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in Harborside Healthcare
          Corporation's internal controls; and

6.   Harborside Healthcare Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                          /s/ Stephen L. Guillard
                                         --------------------------------
                                         Stephen L. Guillard,
                                         Chairman and Chief Executive Officer

I, William H. Stephan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Harborside Healthcare
     Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Harborside Healthcare Corporation as of, and for, the periods presented in this quarterly report;

4.   Harborside Healthcare Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for
     Harborside Healthcare Corporation and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to Harborside Healthcare Corporation, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of Harborside Healthcare Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
          and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   Harborside Healthcare Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Harborside Healthcare
     Corporation's auditors and the audit committee of Harborside Healthcare
     Corporation's board of directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect Harborside Healthcare
          Corporation's ability to record, process, summarize and report financial data and have identified for Harborside Healthcare
          Corporation's auditors any material weaknesses in internal controls;
          and
b)        any fraud, whether or not material, that involves management or other employees who have a significant role in Harborside Healthcare
          Corporation's internal controls; and

6.   Harborside Healthcare Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                          /s/ William H. Stephan
                                          ------------------------------
                                          William H. Stephan,
                                          Senior Vice President and Chief
                                          Financial Officer