Form 10-K
period 2002-03-31
HARBORSIDE HEALTHCARE CORP
filed 2003-03-31
CIK 1011693

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

* Harborside Healthcare Corporation is filing this report voluntarily in order to comply with Section 4.02 of its Indenture dated May 10, 2001, among Harborside Healthcare Corporation and United States Trust Company of New York and is not required to file this report pursuant to either Section 13 or 15(d) of the Securities Exchange Act of 1934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No X     * (see explanatory note above)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]. * (see explanatory note above)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes       No X * (see explanatory note above)

At March 30, 2003, the registrant had 7,877,166 shares of all classes of Common Stock outstanding.

Documents incorporated by reference: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Harborside Healthcare Corporation and its subsidiaries (the "Company") desires to take advantage of certain “safe harbor” provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

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

Except as required by law, the Company undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        -----

                                     PART I

ITEM 1.  BUSINESS                                                                        4

ITEM 2.  PROPERTIES                                                                      14

ITEM 3.  LEGAL PROCEEDINGS                                                               15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             15

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                             16

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA                              17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                             19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                               31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     31

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                             59

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                             59

ITEM 11.  EXECUTIVE COMPENSATION                                                         61

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                    64

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 66

ITEM 14.  CONTROLS AND PROCEDURES                                                        66

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                                      66

SIGNATURES                                                                               73

CERTIFICATIONS                                                                           74

PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

Subsidiaries of Harborside Healthcare Corporation provide high quality long-term care, subacute care and other specialty medical services in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island), and the Mid-Atlantic (New Jersey and Maryland). Within these regions, as of December 31, 2002, subsidiaries of Harborside Healthcare Corporation operated 55 long-term care facilities (53 skilled nursing facilities, one residential care facility and one independent living facility). As of December 31, 2002, these 55 facilities had licenses for 6,567 skilled nursing beds, 6 assisted living beds, 115 residential care beds and 24 rest home beds, and also operated 49 independent living beds. One facility operated by a subsidiary of Harborside Healthcare Corporation includes 115 of the licensed residential care beds while another facility contains 49 independent living beds. Of the 55 facilities operated by subsidiaries of Harborside Healthcare Corporation as of December 31, 2002, 18 are owned, 36 are leased and one is managed.

Subsidiaries of Harborside Healthcare Corporation (on a consolidated basis, the “Company” or “Harborside”) provide traditional skilled nursing care, a wide range of subacute care programs (such as orthopedic, CVA/stroke, cardiac, pulmonary and wound care), as well as programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Through September 1999, the Company also provided rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary. During the third quarter of 1999, the Company terminated its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities.

Harborside was formed in Delaware in March 1996, in anticipation of an initial public offering (the “IPO”), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the “Predecessor Entities”) which had operated since 1988. The Company completed the IPO, on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. Immediately prior to the IPO the owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company’s common stock (the “Reorganization”).

On April 15, 1998, Harborside entered into a Merger Agreement with HH Acquisition Corp. (“MergerCo”), an entity organized for the sole purpose of effecting a merger on behalf of Investcorp S.A., certain of its affiliates and certain other international investors (the “New Investors”). On August 11, 1998, MergerCo merged with and into Harborside, with Harborside as the surviving corporation. In the merger, each share not retained by existing shareholders was converted into $25 in cash, representing in the aggregate, cash payments of approximately $184 million. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share (less applicable exercise price and withholding taxes) with aggregate payments of approximately $8 million. In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (“Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (“Preferred Stock”) mandatorily redeemable in 2010. In the third quarter of 1998, Harborside recorded a charge to income from operations of $37 million for direct and other costs related to the merger transaction. In connection with the merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases. As a result of the transaction, and pursuant to the Merger Agreement, the New Investors acquired approximately 91% of the post-merger common stock of Harborside. The remaining 9% of the common stock was retained by existing shareholders, including management. As a result of the merger, Harborside shares were de-listed from the New York Stock Exchange.

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

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company had an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which will initially be convertible into 150 shares of Class A Common Stock), and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

The reduction in the liquidation preference of the Preferred Stock was completed on May 10, 2001, as contemplated by the Restructuring Agreement. The carrying amount of the Preferred Stock was reduced from $57,595,000 to $576, and the amount of the reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company’s Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes (the “Note Exchange”), the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company’s Long-term Accrued Interest account. Subsequent to their issuance, the carrying amount of the New Notes increases as the result of accretion and results in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes is recognized such that a constant effective interest rate is applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes.

In connection with an amendment to the Company’s revolving credit facility (the “Credit Facility”) and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events of $4,145,000.

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

PATIENT SERVICES

Basic Patient Services

Basic patient services are those traditionally provided to elderly patients in long-term care facilities to assist with the activities of daily living and to provide general medical care. The Company provides 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides in all of its skilled nursing facilities. Each skilled nursing facility is managed by an on-site licensed administrator who is responsible for the overall operation of the facility, including the quality of care provided. The medical needs of patients at the Company’s licensed skilled nursing facilities are supervised by a medical director, who is a licensed physician. Although treatment of patients is the responsibility of their own attending physicians, who are not employed by the Company, the medical director monitors all aspects of delivery of care. The Company also provides support services, including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and routine rehabilitation therapy.

Each skilled nursing facility offers a number of individualized therapeutic activities designed to enhance the quality of life of its patients. These activities include entertainment events, musical productions, trips, arts and crafts and volunteer and other programs that encourage community interaction.

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

Subacute Care. Subacute care is goal-oriented, comprehensive care designed for an individual who has had an acute illness, injury, or exacerbation of a disease process. Subacute care is typically rendered immediately after, or instead of, acute hospitalization in order to treat one or more specific, active, complex medical conditions or in order to administer one or more technically complex treatments. The Company provides subacute care services at all of its existing skilled nursing facilities in such areas as complex medical, cardiac recovery, digestive, immuno-suppressed disease, post-surgical, wound, CVA/stroke care, hemodialysis, infusion therapy, and diabetes and pain management.

In facilities that have shown strong demand for subacute services, the Company has developed subacute units. Each unit contains 20 to 60 beds and is specially staffed and equipped for the delivery of subacute care. Patients in these units typically require high levels of nursing care and the services of physicians, therapists, dietitians, clinical pharmacists or psycho/social counselors. Certain patients may also require life support or monitoring equipment. Because patient goals are generally rehabilitation-oriented, lengths of stay in distinct subacute units are generally not expected to substantially exceed 30 days.

Alzheimer’s Care. The Company has also developed units that provide care for patients with Alzheimer’s disease. As of December 31, 2002, the Company operated dedicated Alzheimer’s units at eleven facilities.

OPERATIONS

Facilities. Each of the Company's skilled nursing facilities is supervised by a licensed facility administrator who is responsible for all aspects of the facility's operations. The facility administrator oversees (i) a director of nursing who supervises a staff of registered nurses, licensed practical nurses and certified nursing aides, (ii) a director of admissions who is responsible for developing local marketing strategies and programs and (iii) various other departmental supervisors. The Company also contracts with one or more licensed physicians at each facility to serve as medical directors for the purpose of supervising the medical management of patients. Facilities with subacute or specialty medical units or programs may also contract with physician specialists to serve as rehabilitation or specialty program medical directors in areas such as physiatry (physical medicine), neurology or gero-psychology. Facilities may also employ or contract for additional clinical staff such as nurse liaisons, case managers, therapists and program directors. Department supervisors at each of the Company's facilities oversee personnel who provide dietary, maintenance, laundry, housekeeping, therapy and social services. In addition, a business office staff at each facility routinely performs administrative functions, including billing, payroll and accounts payable processing. The Company's corporate and regional staff provide support services such as quality assurance, management training, clinical consultation and support, management information systems, risk management, human resource policies and procedures, operational support, accounting and reimbursement expertise.

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

The Company’s continuous quality improvement program is modeled after guidelines for long-term care and subacute facilities promulgated by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), a nationally recognized accreditation agency for hospitals and other healthcare organizations. The Company believes that JCAHO accreditation is an important factor in gaining provider contracts from managed care and commercial insurance companies. As of December 31, 2002, 35 of the Company’s 53 skilled nursing facilities had received accreditation.

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

SOURCES OF REVENUES

The Company derives its revenues primarily from private pay sources, the Federal Medicare program for certain elderly and disabled patients and state Medicaid programs for indigent patients. The Company’s revenues are influenced by a number of factors, including (i) the bed capacity of its facilities, (ii) the occupancy rates of its facilities, (iii) the payor mix of its facilities and the rates of reimbursement among payor categories (private and other, Medicare and Medicaid)

and (iv) the extent to which subacute and other specialty medical and ancillary services are utilized by the patients and paid for by the respective payment sources. The Company employs specialists to monitor reimbursement rules, policies and related developments in order to comply with all reporting requirements and to assist the Company in receiving reimbursements. Although Medicare and higher acuity patients generally produce the highest revenue per patient day, costs associated with the higher acuity needs of these patients also tend to be higher. The Company believes that Medicaid patients generally produce the lowest profit margins.

The following table identifies the Company’s percentage of net revenues attributable to each of its payor sources for the periods indicated:

                                       PERCENTAGE OF TOTAL NET REVENUES BY PAYOR (1)
                                                 YEAR ENDED DECEMBER 31,
                                                 ----------------------

                                           2000            2001            2002
                                         ------          ------          ------

Private and other ..............           25.8%           22.6%           19.7%
Medicare .......................           25.0            30.7            33.1
Medicaid .......................           49.2            46.7            47.2
                                         ------          ------          ------
  Total ........................          100.0%          100.0%          100.0%
                                         ======          ======          ======

(1) Total net revenues exclude net revenues of the Larkin Chase Center which is owned by the Bowie Center Limited Partnership (“Bowie L.P.”). The Company owns a 75% partnership interest in Bowie L.P. but records its investment in Bowie L.P. using the equity method of accounting. See Note A to the Company's consolidated financial statements included elsewhere in this report.

Private and Other. Private and other net revenues include payments from individuals who pay directly for services without governmental assistance and payments from commercial insurers, HMOs, PPOs, Blue Cross organizations, workers’ compensation programs, hospice programs and other similar payment sources. The Company’s rates for private pay patients are typically higher than rates for patients eligible for assistance under state Medicaid programs. The Company’s private pay rates vary from facility to facility and are influenced primarily by the rates charged by other providers in the local market and by the Company’s ability to distinguish its services from those provided by its competitors. Private pay rates are generally established on a facility-specific fee schedule, while in the case of managed care, they are either negotiated on a case-by-case basis with the payor or are fixed by contract. Rates charged to private pay patients are not subject to regulatory control in any of the states in which the Company operates.

Medicare. All but one of the Company's skilled nursing facilities are certified Medicare providers. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as skilled nursing facilities. The Medicare Part A program provides reimbursement for skilled nursing services provided to Medicare beneficiaries who are admitted to skilled nursing care facilities following a minimum three-day stay in an acute care hospital. Part A covered services include skilled nursing care, rehabilitative therapy treatment, social services, pharmaceuticals and medical supplies in addition to other services. Part A coverage for services delivered in a skilled nursing facility requires a three-day stay in an acute care hospital and is limited to a specified term (generally 100 days per "spell of illness"), requires beneficiaries to share some of the cost of covered services through a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. The second part of the Medicare program, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by long-term care or acute care facilities. Part B services generally require beneficiaries to share the cost of covered services through an annual deductible amount and a co-insurance payment. Prior to December 31, 1998 there were no limits on duration of coverage for Part B services.

Through December 31, 1998, the Medicare Part A program reimbursed the Company for covered services under a cost-based reimbursement system for its allowable direct and indirect costs. During any given cost reporting period through December 31, 1998, the Company’s facilities would each be reimbursed by the Medicare program through an interim daily payment rate, based on the most recent filed cost reports. At the end of the cost reporting period, each facility would file a cost report for the cost reporting period. A settlement payment would occur to reconcile the filed cost report amount to the total of interim payments made to the facility. Audits of the filed cost report could result in additional payments being made to the Company or in recoupments from the Company. To date, adjustments from Medicare audits have not had a material adverse effect upon the Company.

In August of 1997, the Balanced Budget Act of 1997 (the “BBA”) was enacted. The BBA provided a prospective payment system (“PPS”) for skilled nursing facilities to be implemented for cost reporting years beginning on or after July 1, 1998. The Company’s facilities began to be reimbursed in accordance with the BBA beginning January 1, 1999. During the first three years of PPS, the Part A Medicare per diem rates were based on a blend of facility-specific rates and federal rates. Beginning on January 1, 2002, the per diem rates were based solely on federal rates. As a result of the implementation of PPS, the Company’s Medicare Part A per diem rate declined from $397 in 1998 to $290 in 1999. The Company’s average Medicare Part A rate during fiscal 2001 and fiscal 2002 was significantly affected by changes to the Medicare payment system in those years. See “Government Regulation ” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The BBA also implemented a prospective payment system for Part B services. Prior to January 1, 1999, the Company was reimbursed for Part B services on a cost reimbursement basis. Beginning January 1, 1999, Medicare Part B services began being reimbursed on a fee screen basis. These fee screens are revised by the Centers for Medicare and Medicaid Services (“CMS”) on an annual basis. The BBA also imposed an annual limitation on Part B therapy charges of $1,500 per beneficiary.

Medicaid. All of the Company's skilled nursing facilities participate in the Medicaid programs of the states in which they are located. Medicaid is a state-administered reimbursement program for indigent patients financed by state funds (and in certain states, county funds) and matching federal funds. Although administered under Federal regulations, states have substantial flexibility to design programs and determine reimbursement rates, and as a result, individuals programs and reimbursement rates vary significantly from state to state. The Federal government retains the right to approve or disapprove individual state plans.

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

All of the skilled nursing facilities operated by the Company are licensed under applicable state laws and possess the required Certificates of Need (“CON”) from responsible state authorities. All of the Company’s skilled nursing facilities are licensed as providers under the Medicaid programs of the states in which they operate. All but one of the Company’s skilled nursing facilities are certified as providers under the Medicare program. Both the initial and continuing qualification of a skilled nursing care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, patients’ rights, safety, personnel, physical environment and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all skilled nursing care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third-party payor programs. In some cases, or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid program or the Medicare program, offset of amounts due against future billings to the Medicare or Medicaid programs, denial of payments under the state Medicaid program for new admissions, reduction of payments, restrictions on the ability to acquire new facilities and, in extreme circumstances, revocation of a facility’s license or closure of a facility.

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

Certificates of Need. All but one of the states (Indiana) in which the Company operates have adopted CON or similar laws that generally require that a state agency determine that a need exists prior to the construction of new skilled nursing facilities, the addition or reduction of licensed beds or services, the implementation of other changes, the incurrence of certain capital expenditures, and, in certain states, the approval of certain acquisitions and changes in ownership or the closure of a skilled nursing facility. State CON approval is generally issued for a specific project or number of beds, specifies a maximum expenditure, is sometimes subject to an inflation adjustment, and requires implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability of the facility to provide the service, operate the facility or complete the acquisition, addition or other change and can also result in adverse reimbursement action or the imposition of sanctions or other adverse action on the facility’s license.

Medicare. A substantial portion of the Company's revenues are derived from the Medicare program. See "Sources of Revenues." All but one of the Company's skilled nursing facilities are certified Medicare providers. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part, Part A, covers inpatient hospital services and certain services furnished by other institutional healthcare providers, such as skilled nursing facilities. The Medicare Part A program provides reimbursement for skilled nursing services provided to Medicare beneficiaries who are admitted to skilled nursing facilities following a minimum three-day stay in an acute care hospital. Part A covered services include skilled nursing care, rehabilitative therapy treatment, social services, pharmaceuticals and medical supplies in addition to other services. Part A coverage for services delivered in a skilled nursing care facility requires a three-day stay in an acute care hospital, is limited to a specified term (generally 100 days per "spell of illness"), requires beneficiaries to share some of the cost of covered services through a co-insurance payment and requires beneficiaries to meet certain qualifying criteria. The second part of the Medicare program, Part B, covers the services of doctors, suppliers of medical items and services and various types of outpatient services. Part B services include physical, speech and occupational therapy and durable medical equipment and other ancillary services of the type provided by skilled nursing or acute care facilities. Part B services generally require beneficiaries to share the cost of covered services through a an annual deductible amount and a co-insurance payment. Prior to December 31, 1998 there were no limits on duration of coverage for Part B services.

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

Medicare PPS was being phased in over a period of four years, beginning with skilled nursing facility cost reporting periods ending on or after July 1, 1998. “New facilities,” which first received Medicare payment on or after October 1, 1995, moved to the federal per diem rate effective with the cost report periods beginning on or before July 1, 1998 and did not have a transitional period. All other facilities were “phased-in” by a formula effective with the cost report period beginning on or after July 1, 1998 and through which Medicare PPS blended together facility-specific rates and federal industry per diems according to the following schedule: Year One -- 75% facility-specific, 25% federal per diem; Year Two -- 50% each; Year Three -- 25% facility-specific, 75% federal per diem; Year Four -- 100% federal per diem. As a result of Medicare PPS being effective for cost reports beginning on or after July 1, 1998, Medicare PPS did not directly impact the Company’s Medicare reimbursement until the fiscal year beginning January 1, 1999. With full implementation, effective January 1, 2002, Medicare PPS resulted in each Medicare certified skilled nursing facility being reimbursed on a per diem rate (the “Federal per diem rate”) basis with acuity-based per diem rates being established as applicable to all Medicare Part A beneficiaries who are residents of the skilled nursing facility. The acuity-based per diem rates are determined by classifying each patient into one of forty-four resource utilization groups (“RUG”) using the data captured by completing the minimum data assessment (“MDS”) required by CMS. Each RUG classification is assigned its own Federal per diem rate by CMS. The Federal per diem rates are all-inclusive rates through which the skilled nursing facility is reimbursed for its routine, ancillary and capital costs. The Federal Medicare PPS rates were developed by CMS based on a blend of allowable costs from hospital-based and freestanding skilled nursing facility cost reports for reporting periods beginning in Federal Fiscal Year 1995 (i.e., October 1, 1994 -- September 30, 1995). CMS updated costs to the first year of Medicare PPS using a skilled nursing facility market basket inflation index standardized for facility differences in case-mix and for geographic variations in wages. Providers that received “new provider” exemptions from the routine cost limits were excluded from the database used to compute the federal payment rates. In addition, costs related to payments for exceptions to the routine cost limits were excluded from the database used to compute the federal payment rates. The facility-specific portion was based on each facility’s Medicare cost report for cost reporting periods beginning in Federal Fiscal Year 1995, including routine cost limit exception and exemption payments up to 150% of the routine cost limit, the allowable costs to be updated under Medicare PPS for the skilled nursing facility market basket minus 1% through 1999 and the full skilled nursing facility market basket after 1999. A variety of other adjustments are made in developing the Medicare PPS rates pursuant to the BBA and the regulations.

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

The BBA also implemented a prospective payment system for Part B services. Prior to January 1, 1999, the Company was reimbursed for Part B services on a cost reimbursement basis. Beginning January 1, 1999, Medicare Part B services began being reimbursed on a fee screen basis. These fee screens are revised by the CMS on an annual basis. The BBA also imposed an annual limitation on Part B therapy charges of $1,500 per beneficiary, separately for physical/speech therapy and occupational therapy, and imposed a future requirement to implement consolidated billing for Part B services.

On November 29, 1999, the second major law, the “Balanced Budget Refinement Act” of 1999 (the “BBRA”) was signed into law. The BBRA was designed to mitigate some of the effects of the BBA. The BBRA allowed skilled nursing facilities to elect transition to the full Federal per diem rate at the beginning of their cost reporting periods for cost periods beginning on or after January 1, 2000. Using the election allowed by the BBRA, the Company chose to move fourteen facilities to the full Federal per diem rate effective January 1, 2000. As a result, as of December 31, 2000, the Company used the full Federal per diem rate to calculate Medicare revenue at twenty-three of its skilled nursing facilities. Additionally, the BBRA increased the Federal per diem rates by 20% for fifteen RUG categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative therapy RUG categories) beginning on April 1, 2000. These increased rates were to stay in effect until the later of (a) October 1, 2000 or (b) the date CMS implements a revised PPS system that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provided for a four percent temporary increase in the Federal per diem rates for all RUG categories for a two-year period beginning October 1, 2000. The BBRA also excluded certain supplies and services that were formerly required to be reimbursed by a skilled nursing facility’s PPS rate. The BBRA also eliminated the annual provider limitations on Part B therapy charges per beneficiary for calendar year 2000 and 2001.

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

On September 30, 2002, certain increases in Medicare reimbursement for skilled nursing facilities provided for under the BBRA and BIPA expired: (i) the four percent increase in the Federal per diem Medicare Part A rates for all RUG categories granted by the BBRA, which had been in effect since October 1, 2000, and (ii) the 16.66% increase to the nursing rate component of the Federal per diem Medicare Part A rates for all RUG categories, which had been in effect since April 1, 2001. In addition to these reimbursement reductions, effective October 1, 2002, the Company’s Medicare Part A rates also experienced an increase of approximately 2.6% reflecting the Medicare program’s annual inflationary increase. The Medicare program increases the Part A rates for skilled nursing facilities annually on the first of October. Historically, these inflationary increases have not kept pace with the rate of inflation experienced by operators of skilled nursing facilities.

The net effect of (i) the two reductions in Medicare Part A reimbursement effective September 30, 2002, and (ii) and the annual inflationary increase effective October 1, 2002, was to lower the Company’s Medicare Part A per diem rate from $358 during the third quarter of fiscal 2002 to $331 during the fourth quarter of fiscal 2002. The Company’s reduction of $27 per Medicare Part A day had the effect of reducing revenues by approximately $2,330,000 during the fourth quarter of fiscal 2002.

The effect of the two reductions by themselves (excluding the effect of the inflationary increase) was to lower the Company’s Medicare Part A per diem rate by approximately $37 per Medicare Part A day from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002. Assuming that the average Medicare Part A daily census experienced by the Company during the fourth quarter of fiscal 2002 was held constant, the impact of the two reductions in Medicare Part A reimbursement effective September 30, 2002 would be to reduce the Company’s annualized revenues by approximately $12,668,000.

The two year moratorium on the annual limitation on Part B therapy charges of $1,500 per day, separately for physical/speech therapy and occupational therapy, expired on December 31, 2002; however, CMS has stated that it will not begin enforcing the annual therapy limitations until July 1, 2003.

Medicaid. All but one of the Company's skilled nursing facilities participate in the Medicaid programs of the states in which they are located. Medicaid is a state-administered reimbursement program for indigent patients financed by state funds (and in certain states, county funds) and matching federal funds. Although administered under Federal regulations, states have substantial flexibility to design programs and determine reimbursement rates, and as a result, individuals programs and reimbursement rates vary significantly from state to state. The Federal government retains the right to approve or disapprove individual state plans.

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

Each of the Company’s skilled nursing care facilities has at least one medical director that is a licensed physician. The medical directors may from time to time refer their patients to the Company’s facilities in their independent professional judgment. The physician anti-referral restrictions and prohibitions could, among other things, require the Company to modify its contractual arrangements with its medical directors or prohibit its medical directors from referring patients to the Company. From time to time, the Company has sought guidance as to the interpretation of these laws. However, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of fraud and abuse laws to include all health plans, whether or not they are reimbursed under Federal programs. HIPAA also mandated the adoption of federal regulations designed to (a) standardize transaction formats and billing codes for documenting health care services, determining eligibility and processing claims for payment; and (b) protect the privacy and security of individually identifiable health information. Final HIPAA regulations that standardize transactions and code sets were issued during the third quarter of 2000. The ultimate compliance date was subsequently modified by legislation to require health care providers and health plans to either comply with the HIPAA transaction code set standards beginning in October of 2002 or submit a written plan to the federal government by October of 2002 describing specific plans for compliance by October of 2003. The regulations do not require healthcare providers to submit claims electronically, but do require standard formatting for those that do so. The Company currently submits most claims electronically and expects to continue to do so. The Company has submitted, on behalf of all owned, operated and affiliated entities and health plans, an Electronic Transactions and Code Sets Compliance Extension Plan and copies of all CMS approval/confirmation for each entity are maintained on file at the Company’s corporate offices. The Company is currently evaluating the impact of the Transactions and Code Sets provisions but does expect to fully comply in accordance with each model compliance plan filed previously filed with the Centers for Medicare and Medicaid services. On February 20, 2003, the U.S. Department of Health and Human Services published modifications to the final transaction standards; however, the October 2003 compliance date was not changed.

Final HIPAA privacy regulations were published during the fourth quarter of 2000. However, on March 21, 2002, the U.S. Department of Health and Human Services released a proposed rule which if finally adopted would modify the regulations published during 2000. In general, the regulations apply to “protected health information”, which is defined as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of health care to the individual or payment of that health care. The regulations further impose requirements on health care providers to contractually obligate certain of their subcontractors who may receive protected health care information during the course of rendering services on behalf of such health care provider to abide by certain privacy requirements as well. In addition, the current HIPAA regulations provide that certain state privacy laws may not be preempted by HIPAA. Accordingly, the Company, in certain instances, will remain subject to various state privacy laws in jurisdictions in which it currently operates facilities. HIPAA provides for the imposition of civil and criminal penalties if protected health information is improperly disclosed. The Company must comply with applicable privacy regulations by April of 2003. The Company is continuing to evaluate the impact of the privacy regulations on its operations but anticipates that it will be able to comply with those HIPAA requirements that have been adopted.

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

Management continues to evaluate the likely effects of HIPAA on the Company and its operations. At this time management believes that the Company will be able to comply with the HIPAA requirements that have been adopted to date, and that the costs of compliance will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

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

EMPLOYEES

As of December 31, 2002, the Company employed approximately 8,850 facility-based personnel on a full- and part-time basis. The Company’s corporate and regional staff consisted of 164 persons as of such date. Approximately 615 employees at ten of the Company’s facilities are covered by collective bargaining agreements. Although the Company believes that it maintains good relationships with its employees and the unions that represent certain of its employees, it cannot predict the impact of continued or increased union representation or organizational activities on its future operations.

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

INSURANCE

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program that, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past several years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provided caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of December 1, 2002, the Company’s unaggregated self-insured retention increased to $10,000,000 per occurrence for locations outside of Florida. The Company maintains an accrual for estimated unpaid losses including unreported claims. The amount of the accrual is determined through an estimation process that uses information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability accrual. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. The Company will continue to evaluate its insurance accrual requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability accrual will be recorded in the accounting period in which the change in estimate occurs. There can be no assurances that the recent Florida tort reform legislation will have a positive impact on claims activity, that the coverage limits of the Company’s insurance program will be adequate or that insurance will continue to be available to the Company in the future. (See Note M to the Company’s consolidated financial statements included elsewhere in this report.)

ITEM 2. PROPERTIES

The following table summarizes certain information regarding the Company’s facilities as of December 31, 2002:

SUMMARY OF FACILITIES

                                                  YEAR             OWNED/
FACILITY                       LOCATION         ACQUIRED       LEASED/MANAGED        BEDS
--------                       --------        -----------    ---------------       -----
SOUTHEAST REGION

Florida

Huntington Place               Rockledge           1994              Leased           100   (2)
Sunset Point                   Clearwater          1990              Owned            120   (2)
Orchard Ridge                  New Port Richey     1990              Owned            120   (2)
Lakeside Pavilion              Naples              1989              Leased           120   (2)
Oakhurst                       Ocala               1990              Owned            180   (2)
Bay Tree                       Palm Harbor         1990              Owned            120   (2)
Pinebrook Rehabilitation       Venice              1989              Leased           120   (2)
Springwood                     Sarasota            1990              Leased           120   (2)
Westbay                        Oldsmar             1990              Owned            120   (2)
                                                                                   ------
                                                                                    1,120
MIDWEST REGION

Ohio

  Defiance                     Defiance            1993              Leased           100   (2)
  Northwestern Ohio            Bryan               1993              Leased           189   (2)
  Swanton                      Swanton             1995              Leased           100   (2)
  Perrysburg                   Perrysburg          1990              Owned            100   (2)
  Troy                         Troy                1989              Leased           195   (2)
  Beachwood                    Beachwood           1996              Leased           274   (2)
  Broadview                    Broadview Heights   1996              Leased           159   (2)
  Westlake I                   Westlake            1996              Leased           153   (2)
  Westlake II                  Westlake            1996              Leased           106   (2)
  Dayton                       Dayton              1997              Owned            100   (2)
  Laurelwood                   Dayton              1997              Owned            115   (3)
  New Lebanon                  New Lebanon         1997              Owned            126   (2)
  Point Place                  Toledo              1998              Owned             98   (4)
  Sylvania                     Sylvania            1998              Owned            150   (2)
  Marietta                     Marietta            2001              Leased           150   (2)
Indiana

  Decatur                      Indianapolis        1988              Owned             88   (2)
  Indianapolis                 Indianapolis        1988              Leased           104   (2)
  New Haven                    New Haven           1990              Leased           120   (2)
  Terre Haute                  Terre Haute         1990              Owned            120   (2)
                                                                                   ------
                                                                                    2,547
NEW ENGLAND REGION

Connecticut

  Arden House                  Hamden              1997              Leased           360   (2)
  Governor's House             Simsbury            1997              Leased            73   (2)
  Madison House                Madison             1997              Leased            90   (2)
  The Reservoir                West Hartford       1997              Leased            75   (2)
  Willows                      Woodbridge          1997              Leased            90   (2)
  Glen Hill                    Danbury             1998              Owned            100   (2)
  Glen Crest                   Danbury             1998              Owned             49   (5)

Massachusetts

  Maplewood                    Amesbury            1997              Leased           120   (2)
  Cedar Glen                   Danvers             1997              Leased           100   (2)
  Danvers-Twin Oaks            Danvers             1997              Leased           101   (2)
  Northshore                   Saugus              1997              Leased            80   (2)
  The Stone Institute          Newton Upper Falls  1997              Managed          106   (6)
  Falmouth                     Falmouth            2002              Leased           120   (2)
  Mashpee                      Mashpee             2002              Leased           120   (2)
  Wakefield                    Wakefield           2002              Leased           149   (2)
  Westfield                    Westfield           2002              Leased            98   (2)

New Hampshire

  Applewood                    Winchester          1996              Leased            70   (2)
  Crestwood                    Milford             1996              Leased            82   (2)
  Milford                      Milford             1996              Leased            52   (2)
  Northwood                    Bedford             1996              Leased           147   (2)
  Pheasant Wood                Peterborough        1996              Leased            99   (2)
  Westwood                     Keene               1996              Leased            87   (2)
Rhode Island

  Greenwood                    Warwick             1998              Owned            136   (2)
  Pawtuxet Village             Warwick             1998              Owned            131   (2)
                                                                                   ------
                                                                                    2,635
MID-ATLANTIC REGION

Maryland

Harford Gardens                Baltimore           1997              Leased           163   (2)
Larkin Chase Center            Bowie               1994              Owned (1)        120   (2)
New Jersey

Woods Edge                     Bridgewater         1988              Leased           176   (2)
                                                                                   ------
                                                                                      459

                               Total                                                6,761   (7)
                                                                                    =====

(1)  Owned by Bowie L.P. The Company's interest in Bowie L.P. is pledged to the facility's mortgage lender. The Company has guaranteed the indebtedness of
     Bowie L.P.
(2)  Indicated number of beds is comprised entirely of licensed skilled nursing facility beds.
(3)  Indicated number of beds is comprised entirely of licensed residential care beds.
(4)  Indicated number of beds consists of 92 licensed skilled nursing facility beds and 6 licensed assisted living facility beds.
(5)  Indicated number of beds is comprised entirely of independent living beds.
(6)  Indicated number of beds consists of 82 licensed skilled nursing facility beds and 24 licensed rest home beds.
(7)  As of December 31, 2002, the Company had licenses for 6,567 skilled nursing facility beds, 6 assisted living facility beds, 115 residential care beds and 24 rest home beds and also operated 49 independent living beds.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the last quarter of the Company’s fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

No market information is available because no current established trading market exists for the Company's securities.

The Company has not declared or paid any cash dividends on its common stock since its formation in 1996. The Company does not anticipate paying cash dividends on its common stock for the foreseeable future and intends to retain all of its earnings for reinvestment in the operations and activities of the Company. Any future decision as to the payment of dividends will be at the discretion of the Company’s Board of Directors. The Company’s ability to pay dividends is also limited by the terms of current (and possibly future) lease and financing arrangements that restrict, among other things, the ability of the Company’s subsidiaries to distribute funds to the Company.

Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial data for the Company. The selected historical consolidated financial data for each of the years in the five year period ended December 31, 2002 have been derived from the Company’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent accountants. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

                                          SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                           (dollars in thousands, except per share amounts)

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------

                                                   1998           1999           2000           2001           2002
                                            -----------    -----------    -----------    -----------    -----------
Statement of operations data:
 Total net revenues .....................   $   311,044    $   300,615    $   322,672    $   346,738    $   400,224
                                            -----------    -----------    -----------    -----------    -----------

Expenses:
 Facility operating .....................       246,000        248,795        259,780        282,194        332,049
 General and administrative .............        15,422         17,808         17,993         19,043         20,220
 Service charges paid to former affiliate         1,291          1,173          1,083            979            759
 Amortization of prepaid management fee .           500          1,200          1,200          1,200          1,200
 Depreciation and amortization ..........         6,350         10,249         10,210          9,355          9,889
 Facility rent ..........................        22,412         22,394         24,275         28,889         30,611
 Merger costs ...........................        37,172           --             --             --             --
 Financial restructuring costs ..........          --             --             --            9,045           --
 Facility reorganization costs ..........          --             --             --            1,080           --
 Restructuring costs ....................          --            5,745           --             --             --
 Financing costs ........................          --             --             --             --            2,835
 Loss on termination of capital lease ...          --             --            8,914           --             --
                                             ----------    -----------    -----------    -----------    -----------
Total expenses ..........................       329,147        307,364        323,455        351,785        397,563
                                             ----------    -----------    -----------    -----------    -----------

 Income (loss) from operations ..........       (18,103)        (6,749)          (783)        (5,047)         2,661

Other:
 Interest expense, net ..................        11,271         20,895         21,675         11,945          8,056
 Other expense (income) .................          (167)           261            (74)          (315)            24
                                             ----------    -----------    -----------    -----------    -----------

Loss before income taxes ................       (29,207)       (27,905)       (22,384)       (16,677)        (5,419)
Income tax expense (benefit) ............        (5,020)       (10,304)        14,322            225            240
                                             -----------   -----------    -----------    -----------    -----------

Net loss ................................       (24,187)       (17,601)       (36,706)       (16,902)        (5,659)
Preferred stock dividends ...............        (2,296)        (6,004)        (6,853)        (3,774)        (2,223)
                                             -----------   -----------    -----------    -----------    -----------
     Loss applicable to common shares ...    $  (26,483)      $(23,605)   $   (43,559)   $   (20,676)   $    (7,882)
                                             ===========   ===========    ===========    ===========    ===========

Loss per common share:
     Basic and Diluted ..................    $    (3.42)   $     (3.25)   $     (6.00)   $     (2.82)   $     (1.05)
                                             ===========    ===========    ===========    ===========    ===========

Weighted average number of common shares
 used in per share computations:

    Basic and Diluted ...................     7,742,000      7,261,000      7,261,000      7,335,000      7,541,000

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
                                                        (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------

                                                   1998           1999              2000            2001            2002
                                            -----------    -----------       -----------     -----------     -----------
Operational data (as of end of year) (1):

 Facilities .............................            50             50                50              51              55
 Licensed beds ..........................         6,120          6,124             6,124           6,274           6,761

Average occupancy rate (2) ..............          92.3%          90.9%             90.1%           88.9%           87.8%

Patient days (3):
Private and other .......................       503,234        489,074           455,491         415,861         391,607
Medicare ................................       196,222        219,924           238,574         293,257         352,326
Medicaid ................................     1,169,258      1,240,228         1,246,735       1,207,004       1,311,654
                                            -----------    -----------       -----------     -----------     -----------
Total ...................................     1,868,714      1,949,226         1,940,800       1,916,122       2,055,587
                                            ===========    ===========       ===========     ===========     ===========

Sources of total net revenues:
Private and other (4) ...................          30.2%          28.9%             25.8%           22.6%           19.7%
Medicare ................................          27.7%          21.8%             25.0%           30.7%           33.1%
Medicaid ................................          42.1%          49.3%             49.2%           46.7%           47.2%

Balance sheet data:
Working capital .........................   $    36,403    $    36,536       $    33,280     $    22,076     $    32,462
Total assets ............................       264,536        283,233           203,097         193,369         221,343
Total debt ..............................       134,680        171,245           179,116         116,654         143,318
Capital lease obligation ................        55,531         54,700              --              --              --
Stockholders' equity (deficit) (5) (6) ..            83        (23,522)          (67,074)        (31,167)        (39,290)

(1)  Includes one managed facility with 106 licensed beds.
(2)  "Average occupancy rate" is computed by dividing the number of billed bed days by the total number of available licensed bed days during each of the periods indicated. This calculation includes all facilities operated by the
     Company excluding managed facilities.
(3)  "Patient Days" includes billed bed days for the facilities operated by the
     Company excluding billed bed days of managed facilities and the one facility accounted for using the equity method.
(4)  Consists primarily of revenues derived from private pay individuals, managed care organizations, HMO's, hospice programs, commercial insurers, management fees from managed facilities, and through September 1999, rehabilitation therapy revenues from non-affiliated facilities.
(5)  In accordance with Securities and Exchange Commission requirements, the carrying amount of the Company's 13.5% Exchangeable Preferred Stock is
     excluded from total stockholders' equity (deficit). As of December 31,
     1998, 1999 and 2000, the carrying amount of the Company's 13.5%
     Exchangeable Preferred Stock was $42,293,000, $48,277,000 and $55,112,000,
     respectively.
(6)  In accordance with Securities and Exchange Commission requirements, the carrying amount of the Company's 13% Convertible Exchangeable Preferred
     Stock is excluded from total stockholders' equity (deficit). As of December
     31, 2001 and 2002, the carrying amount of the Company's 13% Convertible
     Exchangeable Preferred Stock was $16,286,000 and $18,509,000, respectively.

ITEM 7.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Subsidiaries of Harborside Healthcare Corporation, provide high-quality long-term care, subacute care and specialty medical services in the eastern United States. Harborside Healthcare Corporation has focused on establishing strong local market positions with high-quality facilities in four principal geographic regions: the Southeast (Florida), the Midwest (Ohio and Indiana), New England (Connecticut, Massachusetts, New Hampshire and Rhode Island) and the Mid-Atlantic (New Jersey and Maryland). As of December 31, 2002, subsidiaries of Harborside Healthcare Corporation operated 55 facilities (18 owned, 36 leased and one managed) with a total of 6,761 licensed beds. As described in Note A to the audited consolidated financial statements of Harborside Healthcare Corporation included elsewhere in this report, Harborside Healthcare Corporation accounts for its investment in one of its owned facilities using the equity method of accounting. Subsidiaries of Harborside Healthcare Corporation (on a consolidated basis, the “Company” or “Harborside”) provide a broad continuum of medical services including: (i) traditional skilled nursing care and (ii) specialty medical services, including a variety of subacute care programs such as orthopedic rehabilitation, CVA/stroke care, cardiac recovery, pulmonary rehabilitation and wound care, as well as distinct programs for the provision of care to Alzheimer's and hospice patients. As part of its subacute services, the Company provides physical, occupational and speech rehabilitation therapy services at Company-operated facilities. Through September 1999, the Company also provided rehabilitation therapy services under contracts with non-affiliated long-term care facilities through a wholly-owned subsidiary. During the third quarter of 1999, the Company terminated its contracts with non-affiliated facilities and ceased providing therapy services to non-affiliated facilities.

The Company was formed in Delaware in March 1996, in anticipation of an initial public offering (the “IPO”), in order to combine under its control the operations of various long-term care facilities and ancillary businesses (the “Predecessor Entities”) which had operated since 1988. The Company completed the IPO on June 14, 1996 and issued 3,600,000 shares of common stock at $11.75 per share. The owners of the Predecessor Entities contributed their interests in such Predecessor Entities to the Company and received 4,400,000 shares of the Company’s common stock.

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

In connection with the transaction and prior to the merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (“Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (“Preferred Stock”) mandatorily redeemable in 2010. In connection with the merger, Harborside also entered into a new $250 million collateralized credit facility. In the third quarter of 1998, Harborside recorded a charge to income from operations of approximately $37 million for direct and other costs related to the Merger transaction. In connection with the merger and the related refinancings, the Company exercised purchase options for seven facilities which had been financed through synthetic leases.

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

On April 6, 2001 the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the shares of Preferred Stock were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company had an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which will initially be convertible into 150 shares of Class A Common Stock), and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

The reduction in the liquidation preference of the Preferred Stock was completed on May 10, 2001, as contemplated by the Restructuring Agreement. The carrying amount of the Preferred Stock was reduced from $57,595,000 to $576, and the amount of the reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company’s Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes (the “Note Exchange”), the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company’s Long-term Accrued Interest account. Subsequent to their issuance, the carrying amount of the New Notes increases as the result of accretion and results in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes is recognized such that a constant effective interest rate is applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes.

In connection with an amendment to the Company’s revolving credit facility (the “Credit Facility”) and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events of $4,145,000.

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

The table set forth below identifies the percentage of the Company’s total net revenues attributable to each of its payor sources for each of the periods indicated. The increase in Medicare revenues as a percentage of total revenues during fiscal 2001 and fiscal 2002 is significantly affected by changes in the Company’s average Medicare Part A per diem rate in those years resulting from changes to the Medicare payment system. The Federal government implemented the Medicare Prospective Payment System (“PPS”) effective January 1, 1999. Implementation of PPS was effective for all of the Company’s facilities beginning January 1, 1999 and caused the Company’s average Medicare Part A per diem rate to decrease from $397 per day in 1998 to $290 per day in 1999. On November 29, 1999, the Balanced Budget Refinement Act of 1999 (the “BBRA”) was enacted. The BBRA allowed skilled nursing facilities to elect transition to the full Federal per diem rate at the beginning of their cost reporting periods for periods beginning on or after January 1, 2000. Using this election the Company chose to move fourteen facilities to the full Federal per diem rate effective January 1, 2000. Additionally, the BBRA increased the Federal per diem rates by 20% for fifteen RUG categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative therapy RUG categories) beginning April 1, 2000. The BBRA also provided a temporary four percent increase in the Federal per diem rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem rate, for each RUG category, by 16.66% effective April 1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories. The 6.7% add-ons are scheduled to stay in effect until CMS implements a revised PPS system as contemplated by the BBRA. On October 1, 2002, certain increases in Medicare reimbursement for skilled nursing facilities provided for under the BBRA and BIPA expired. The four percent increase in the Federal per diem Medicare Part A rates for all RUG categories granted by the BBRA, which had been in effect since October 1, 2000 expired on September 30, 2002. The 16.66% increase to the nursing rate component of the Federal per diem Medicare Part A rates for all RUG categories, which had been in effect since April 1, 2001, expired on September 30, 2002. In addition to these reimbursement reductions, effective October 1, 2002, the Company’s Medicare Part A rates also experienced an increase of approximately 2.6% reflecting the Medicare program’s annual inflationary increase. The Medicare program increases the Part A rates for skilled nursing facilities annually on the first of October. Historically, these inflationary increases have not kept pace with the rate of inflation experienced by operators of skilled nursing facilities.

The net effect of (i) the two reductions in Medicare Part A reimbursement, effective September 30, 2002, and (ii) and the annual inflationary increase effective October 1, 2002, was to lower the Company’s Medicare Part A per diem rate from $358 during the third quarter of fiscal 2002 to $331 during the fourth quarter of fiscal 2002. The Company’s reduction of $27 per Medicare Part A day had the effect of reducing revenues by approximately $2,330,000 during the fourth quarter of fiscal 2002. The effect of the two reductions by themselves (excluding the effect of the inflationary increase) was to lower the Company’s Medicare Part A per diem rate by approximately $37 per Medicare Part A day from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002. Assuming that the average Medicare Part A daily census experienced by the Company during the fourth quarter of fiscal 2002 was held constant, the impact of the two reductions in Medicare Part A reimbursement effective September 30, 2002 would be to reduce the Company’s annualized revenues by approximately $12,668,000.

Primarily as the result of the effects of the BBRA, the Company’s average Medicare Part A payment rate increased from $290 per Medicare patient day during fiscal 1999 to $322 per Medicare patient day during fiscal 2000. Primarily as the result of the effects of BIPA, the Company’s average Medicare Part A payment rate increased from $322 per Medicare patient day during fiscal 2000 to $340 per Medicare patient day during fiscal 2001 and to $346 per Medicare patient day during 2002. The increase in Medicare revenues as a percentage of total net revenues from fiscal 2000 to fiscal 2001 was primarily the result of the rate increases noted above. The increase in Medicare revenues as a percentage of total net revenues from fiscal 2001 to fiscal 2002 was primarily the result of an increase in Medicare patient days.

                          TOTAL NET REVENUES (1)

                            2000     2001      2002
                          ------    ------    ------

Private and other.......    25.8%     22.6%     19.7%
Medicare ...............    25.0      30.7      33.1
Medicaid ...............    49.2      46.7      47.2
                          ------    ------    ------
  Total ................   100.0%    100.0%    100.0%
                          ======    ======    ======

(1)  Total net revenues exclude net revenues of the Larkin Chase Center which is owned by Bowie Center Limited Partnership ("Bowie L.P."). The Company owns a 75% partnership interest in Bowie L.P. but records its investment in
     Bowie L.P. using the equity method of accounting. See Note A to the
     Company's consolidated financial statements included elsewhere in this report.

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

IMPAIRMENT OF PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company reviews the carrying value of its property and equipment and intangible assets on a quarterly basis. The Company’s review is undertaken to determine if current facts and circumstances suggest that the assets have been impaired or that the lives of the assets need to be changed. As part of its review, the Company considers a number of factors including local market developments, changes in the regulatory environment, historical financial performance, recent operating results and projected future cash flows. Any impairment would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. During the years ended December 31, 2000, 2001 and 2002, the Company recognized adjustments to the carrying value of its deferred financing costs in connection with amendments to the Company’s Credit Facility and the early termination of a capital lease. (See Notes H and I to the Company’s consolidated financial statements included elsewhere in this report.) During the year ended December 31, 2002, the Company was obligated to purchase two facilities (the “Synthetic Lease Properties”) at a pre-determined price ($13,700,000) in connection with the termination and refinancing of the Company’s Credit Facility. The carrying value of the Synthetic Lease Properties was recorded at the purchase price ($13,700,000), less a charge of $1,700,000 to reflect uncertainties related to the value of these properties in connection with the expiration of a significant portion of Medicare reimbursement effective October 1, 2002. This charge is included as a component of the non-recurring Financing Costs totaling $2,835,000 incurred during the year ended December 31, 2002 in connection with the refinancing of the Company’s Credit Facility.

INSURANCE RESERVES

The Company retains a significant amount of self-insurance risk for its employee health benefits and workers compensation programs, and beginning on September 1, 2001, its general liability and professional liability risks. The Company maintains stop-loss insurance such that the Company’s liability for health insurance and workers’ compensation losses is limited. At the end of each accounting period, the Company records an accrued expense for (a) estimated health benefit claims including claims incurred but not reported and (b) estimated workers’ compensation claims including claims incurred but not reported. The Company estimates these accruals based on a number of factors including historical experience, industry trends, recent claims history, programs implemented to control claims, and actuarial reports. These accruals are by necessity based on estimates and are subject to ongoing revision as conditions change and as new data presents itself. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program which, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past several years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provides caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of December 1, 2002, the Company’s unaggregated self-insured retention increased to $10,000,000 per occurrence outside of Florida. The Company maintains an accrual for estimated unpaid losses including unreported claims.The amount of the accrual is determined through an estimation process that uses information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability accrual. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. The Company will continue to evaluate its insurance accrual requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability accrual will be recorded in the accounting period in which the change in estimate occurs. (See Note M to the Company’s consolidated financial statements included elsewhere in this report.)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized. The Company does not believe that the adoption of SFAS 143 will have a material impact on its financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on its financial position, results of operations, or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation.  FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for reporting periods ending after December 15, 2002.  The Company has made the required disclosures in the consolidated financial statements as of December 31, 2002 and is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements.  The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of the SFAS No. 148 for the year ended December 31, 2002. Additional information related to the Company’s stock option plans is detailed in Note E of the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“ARB 51”).“ The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of ARB 51, “Consolidated Financial Statements,” or (b) other existing authoritative guidance, or alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and determined that this Interpretation will have no material effect currently on its consolidated financial statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total Net Revenues. Total net revenues increased by $53,486,000 or 15.4%, from $346,738,000 in 2001 to $400,224,000 in 2002. The increase in total revenues, from 2001 to 2002, was primarily due to the operation of five additional facilities. The Company began operating a leased skilled nursing facility in Marietta, Ohio on November 1, 2001, and four leased skilled nursing facilities in Massachusetts on March 1, 2002. Approximately, $28,125,000, or 52.6%, of the increase in revenues from 2001 to 2002 resulted from the operation of these five new facilities. The remainder of the revenue increase was attributable to higher average revenues per patient day at the Company’s “same store” facilities. The average occupancy rate at the Company’s “same store” facilities decreased from 88.9% for the year ended December 31, 2001 to 88.3% for the year ended December 31, 2002. Average net patient service revenues (including ancillary services) per patient day at the Company’s “same store” facilities increased from $179 for the year ended December 31, 2001 to $194 for the year ended December 31, 2002. The Company’s “same store” average Medicare Part A per diem rate increased from $340 per Medicare patient day for the year ended December 31, 2001 to $346 per Medicare patient day for the year ended December 31, 2002, while the Company’s “same store” average per diem Medicaid rate increased from $134 for the year ended December 31, 2001 to $145 for the year ended December 31, 2002.

The Balanced Budget Refinement Act of 1999 (“BBRA”) temporarily increased the Federal per diem Medicare Part A rates by 20% for fifteen resource utilization groups (“RUG”) categories (three rehabilitative therapy RUG categories, twelve non-rehabilitative RUG categories) beginning on April 1, 2000. These increased rates were to stay in effect until the date on which the Centers for Medicare and Medicaid Services (“CMS”) implements a revised prospective payment system (“PPS”) that more accurately reimburses the costs of caring for medically complex patients. The BBRA also provided for a four percent temporary increase in the Federal per diem Medicare Part A rates for all RUG categories for a two-year period beginning October 1, 2000. In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. BIPA temporarily increased the existing nursing rate component of the Federal per diem Medicare Part A rate, for each RUG category, by 16.66% effective April

1, 2001 through September 30, 2002. In addition, BIPA eliminated the 20% add-ons (provided by the BBRA) for the three rehabilitative therapy RUG categories and substituted 6.7% add-ons for all fourteen rehabilitative therapy RUG categories. The 6.7% add-ons are scheduled to stay in effect until CMS implements a revised PPS system as contemplated by the BBRA

On September 30, 2002, certain increases in Medicare reimbursement for skilled nursing facilities provided for under the BBRA and BIPA expired: (i) the four percent increase in the Federal per diem Medicare Part A rates for all RUG categories granted by the BBRA, which had been in effect since October 1, 2000, and (ii) the 16.66% increase to the nursing rate component of the Federal per diem Medicare Part A rates for all RUG categories, which had been in effect since April 1, 2001. In addition to these reimbursement reductions, effective October 1, 2002, the Company’s Medicare Part A rates also experienced an increase of approximately 2.6% reflecting the Medicare program’s annual inflationary increase. The Medicare program increases the Part A rates for skilled nursing facilities annually on the first of October. Historically, these inflationary increases have not kept pace with the rate of inflation experienced by operators of skilled nursing facilities.

The net effect of (i) the two reductions in Medicare Part A reimbursement effective September 30, 2002, (ii) and the annual inflationary increase effective October 1, 2002, was to lower the Company’s Medicare Part A per diem rate from $358 during the third quarter of fiscal 2002 to $331 during the fourth quarter of fiscal 2002. The Company’s reduction of $27 per Medicare Part A day had the effect of reducing revenues by approximately $2,330,000 during the fourth quarter of fiscal 2002.

The effect of the two reductions by themselves (excluding the effect of the inflationary increase) was to lower the Company’s Medicare Part A per diem rate by approximately $37 per Medicare Part A day from the third quarter of fiscal 2002 to the fourth quarter of fiscal 2002. Assuming that the average Medicare Part A daily census experienced by the Company during the fourth quarter of fiscal 2002 was held constant, the impact of the two reductions in Medicare Part A reimbursement effective September 30, 2002 would be to reduce the Company’s annualized revenues by approximately $12,668,000.

The Company’s quality mix of private, Medicare and insurance revenues was 53.3% for the year ended December 31, 2001 as compared to 52.8% for the year ended December 31, 2002.

Facility Operating Expenses. Facility operating expenses increased by $49,855,000, or 17.7%, from $282,194,000 in 2001 to $332,049,000 in 2002. Approximately $25,671,000, or 51.5%, of this increase resulted from the operation of the five additional facilities. The remainder of the increase in operating expenses in 2002 was primarily the result of higher expenditures for employee wages, benefit costs and insurance expense at “same store” facilities.

General and Administrative; Service Charges Paid to Former Affiliate. General and administrative expenses increased by $1,177,000 or 6.2%, from $19,043,000 in 2001 to $20,220,000 in 2002. The Company reimburses a former affiliate for data processing services provided to the Company. During 2001, such reimbursements totaled $979,000 compared to $759,000 in 2002.

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $1,200,000 in 2001 and 2002. (See Note O to the Company’s consolidated financial statements included elsewhere in this report.)

Depreciation and Amortization.Depreciation and amortization increased from $9,355,000 in 2001 to $9,889,000 in 2002.

Facility Rent. Facility rent expense increased by $1,722,000 from $28,889,000 in 2001 to $30,611,000 in 2002. Most of the increase in rent expense was associated with the leasing of the new Ohio facility and the four new Massachusetts facilities.

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

Financing Costs. On September 13, 2002, the Company entered into a new three-year collateralized credit facility (the “Secured Credit Facility”) that provides access to a maximum of $100 million. Borrowings under the Secured Credit Facility were used to repay all amounts owed in connection with the termination of the Company’s previous Credit Facility (including amounts outstanding in connection with a $13,700,000 synthetic lease obligation) as well as related closing costs and expenses. In connection with entering into the Secured Credit Facility, the Company incurred non-recurring Financing Costs totaling approximately $2,835,000. This non-recurring charge includes a charge of $1,700,000 recorded in connection with the termination of a synthetic lease for two of the Company’s facilities made through the Company’s prior Credit Facility. The significant terms of the Secured Credit Facility and the components of the non-recurring Financing Costs are described in Note H to the consolidated financial statements included elsewhere in this report.

Interest Expense, net. Interest expense, net, decreased from $11,945,000 in 2001 to $8,056,000 in 2002. This decrease is primarily the result of the restructuring of the Company’s Discount Notes which was completed in May 2001. The restructuring of the Discount Notes reduced both the carrying amount of the debt and its effective interest rate. (See Note H to the Company’s consolidated financial statements included elsewhere in this report.)

Income Tax Expense. For the year ended December 31, 2001, income tax expense was $225,000, all of which related to state income taxes. For the year ended December 31, 2002, income tax expense was $240,000, all of which related to state income taxes. (See Note K to the Company’s consolidated financial statements included elsewhere in this report.)

Net Loss. The Company's net loss decreased from $16,902,000 in 2001 to $5,659,000 in 2002.

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

Amortization of Prepaid Management Fees. Amortization of prepaid management fees was $1,200,000 in 2000 and 2001. (See Note N to the Company’s consolidated financial statements included elsewhere in this report.)

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

Financial Restructuring Costs. In connection with an amendment to the Company’s bank credit facility and the financial restructuring completed during the year ended December 31, 2001, the Company recorded non-recurring charges totaling $9,045,000. The charges resulted from the write-off of unamortized deferred financing costs related to obtaining the Company’s bank credit facility and issuing its Discount Notes, and the recognition of various investment advisory, legal and other fees associated with completing the amendment to the bank credit facility and the financial restructuring. (See Note H to the Company’s consolidated financial statements included elsewhere in this report.)

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

Net Loss. The Company's net loss decreased from $36,706,000 in 2000 to $16,902,000 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for acquisitions, capital expenditures, working capital, debt service and general corporate purposes. The Company has historically financed these requirements primarily through a combination of internally generated cash flow, mortgage financing and operating leases, in addition to funds borrowed under a credit facility. The Company’s existing leased facilities are leased from either the owner of the facilities, or from an investment entity that has purchased the facilities from the owner. The Company’s existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases which provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is exercised. In other cases, the lease for the facility sets forth a fixed purchase option price which the Company believes is equal to the fair market value of the facility at the inception date of such lease, thus allowing the Company to realize the value appreciation of the facility while maintaining financial flexibility.

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

During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the Credit Facility. The Company’s reduced level of EBITDA during the first quarter of 1999 was attributable to transitional difficulties associated with the implementation of the new Medicare prospective payment system which became effective at all of the Company’s facilities on January 1, 1999. Such transitional difficulties resulted in lower than expected revenues, primarily due to fewer than expected Medicare patient days, lower Medicare Part A rates, reduced revenues from therapy services provided to non-affiliated long-term care centers and a reduction in revenues from the provision of Medicare Part B services at the Company’s own facilities. In response, during the first quarter of 1999, the Company initiated additional facility-based training directed towards the documentation requirements of the revised Medicare reimbursement system. The Company also continued to refine its admission and assessment protocols in order to increase patient admissions and introduced a series of targeted initiatives to lower operating expenses. Such initiatives included wage and staffing reductions (primarily related to the delivery of rehabilitative therapy services and indirect nursing support) and renegotiation of vendor contracts. All of the staffing reductions were implemented, on or prior to, April 1, 1999. Effective March 30, 1999, the Company obtained an amendment (the “First Amendment”) to the Credit Facility which limited borrowings under the Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. Beginning with the first quarter of 1999, the First Amendment replaced the original financial covenants with one new financial covenant, a minimum cumulative amount of EBITDA. The original financial covenants provided maximum ratios of total indebtedness to EBITDA and senior indebtedness to EBITDA, and a minimum debt service coverage ratio. The First Amendment required minimum amounts of EBITDA, measured quarterly, but calculated on a rolling twelve-month basis, through December 31, 2000. As long as the Company met or exceeded the required minimum cumulative amounts of EBITDA, the Company could access the Credit Facility for general corporate purposes, subject to the reduced amount of availability.

Until September 27, 2000, the Company, through a wholly owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. During the third quarter of 1999, the Company recorded a $5.7 million restructuring charge to terminate its contracts to provide rehabilitation therapy services to non-affiliated long-term care facilities. As a result of this restructuring charge, the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000 and on September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity (organized by Investcorp S.A.) for $5.0 million, which acquired the Cleveland Facilities on September 27, 2000. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company also repaid the $5.0 million loan from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. (See Note I to the Company’s consolidated financial statements included elsewhere in this report.) The principal components of this charge included the write-off of capital leased assets in excess of the related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) originally incurred in obtaining the Company’s Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group that provided the Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the credit facility was originally obtained.

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

In connection with the Third Amendment to the Credit Facility and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. The charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events approximating $4,145,000.

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

On September 13, 2002, the Company entered into a new credit facility (the “Secured Credit Facility”). Borrowings under the Secured Credit Facility were used to repay all amounts owed in connection with the Credit Facility (including the $13,700,000 purchase obligation associated with a synthetic lease made through the Credit Facility) and the Credit Facility was terminated. As a result of the termination of the Credit Facility, the Company wrote off approximately $666,000 of unamortized deferred financing costs incurred when the Credit facility was obtained, recognized a $1,700,000 charge in connection with the termination of the synthetic lease and $469,000 of other costs related to the termination of the Credit Facility.

As of December 31, 2002, total borrowings under the Secured Credit Facility were approximately $60,420,000 and consisted of borrowings under the term loan of approximately $43,015,000 and $17,405,000 of undrawn letters of credit. As of December 31, 2002, the Company had approximately $24,580,000 of funding available under the Secured Credit Facility.

The Company’s operating activities in 2001 provided net cash of $19,235,000 as compared to providing net cash of $17,116,000 in 2002.

Net cash used by investing activities was $13,061,000 during 2001 as compared to $23,687,000 used in 2002. The primary use of cash for investing purposes during 2001 was to fund additions of property and equipment associated with the maintenance of the Company’s long-term care facilities. The primary use of cash for investing purposes during 2002 was to fund additions to property and equipment. During the year ended December 31, 2002, $13,700,000 of cash was used to fund the termination of a synthetic lease for two of the Company’s properties. During the period the synthetic lease was in effect, the operating results of these facilities were included with the operating results of the Company; however, in accordance with accounting for synthetic leases, the fixed assets of these properties and the related debt of $13,700,000, were not included in the Company’s consolidated balance sheet. Rather than recognizing interest on the $13,700,000 purchase commitment then outstanding, as well as depreciation on the fixed assets of the two facilities, the Company recognized as rent expense the payments made in connection with the synthetic lease. The Company’s “Additions to Property and Equipment” for the year ended December 31, 2002 include approximately $9,609,000 with respect to the termination of the synthetic lease and acquisition of the two properties. Most of the remainder of the cash used during 2002 to fund additions of property and equipment was associated with the maintenance of the Company’s long-term care facilities. The Company used approximately $6,219,000 to fund additions to deferred financing and other intangibles. Of this amount, approximately $2,391,000 reflected the recording of goodwill in connection with the acquisition of two properties that the Company had previously leased by means of a synthetic lease. Additionally, the Company incurred approximately $3,821,000 of deferred financing costs in connection with obtaining the Secured Credit Facility.

Net cash used by financing activities was $7,649,000 in 2001 as compared to net cash provided by financing activities of $17,490,000 in 2002. The financing activities during the year ended December 31, 2001 included the issuance of $15,000,000 of New Preferred Stock, a payment of $15,000,000 to the holders of the Discount Notes and a repayment of $7,500,000 of borrowings outstanding under the Credit Facility. The financing activities during the year ended December 31, 2002 included $43,015,000 of borrowings under the Secured Credit Facility and the repayment of all amounts ($25,250,000, including $23,250,000 paid at termination) due under the Credit Facility, excluding the $13,700,000 purchase obligation associated with a synthetic lease.

As of December 31, 2002, in addition to borrowings outstanding under the Secured Credit Facility and the Discount Notes (which had an accreted balance of $83,399,000), the Company had two mortgage loans outstanding totaling $16,904,000. One mortgage loan had an outstanding principal balance of $15,422,000 of which $14,880,000 is due at maturity in 2004. This loan bears interest at an annual rate of 10.65% plus additional interest equal to 0.3% of the difference between the operating revenues of the four mortgaged facilities in each applicable year and operating revenues during the twelve-month base period. The Company’s other mortgage loan, which encumbers a single facility, had an outstanding principal balance of $1,482,000 at December 31, 2002, of which $1,338,000 is due in 2010.

Harborside expects that its capital expenditures for 2003, excluding acquisitions of new long-term care facilities, will aggregate approximately $6,000,000. Harborside’s expected capital expenditures will relate to maintenance capital expenditures, systems enhancements, special construction projects and other capital improvements. Harborside expects that its future facility acquisitions will be financed primarily through operating leases or assumed debt. Harborside may be required to obtain additional equity financing to finance any significant acquisitions in the future, to refinance the New Notes when they mature on August 1, 2007 or to refinance the New Preferred Stock when it becomes mandatorily redeemable on February 1, 2008.

The Company owns a 75% interest in a partnership that owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $5,600,000 made to this partnership to refinance a loan that funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The loan was to mature on May 31, 2002, but was extended by the lender. The loan currently matures on March 31,2003, but the Partnership is currently negotiating replacement financing with the lender on terms substantially similar to the existing financing. The partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership’s debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

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

CONTRACTUAL OBLIGATIONS

The following table provides information about the Company’s contractual obligations as of December 31, 2002, excluding current liabilities except for the current portion of long-term debt.

                                 Payments due by Years

                                   Total           2003      2004 and 2005  2006 and 2007    After 2007
                                ------------   ------------   ------------   ------------   ------------

Long-term debt ................ $143,318,000   $    303,000   $ 58,196,000   $ 83,440,000   $  1,379,000

Preferred Stock ...............   35,469,000           --             --             --       35,469,000

Operating leases ..............  209,567,000     29,885,000     60,098,000     40,366,000     79,218,000
                                ------------   ------------   ------------   ------------   ------------
Total contractual and cash
obligations ................... $388,354,000   $ 30,188,000   $118,294,000   $123,806,000   $116,066,000
                                ============   ============   ============   ============   ============

The Company issued $15,000,000 of New Preferred Stock on May 10, 2001. As long as the Company’s New Notes remain outstanding, the New Preferred Stock is entitled to dividends at a rate of 13% per annum compounded quarterly and payable in additional shares of New Preferred Stock. The New Preferred Stock is mandatorily redeemable on February 1, 2008.

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program that, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The long-term care industry has seen the cost of maintaining traditional professional liability insurance increase significantly over the past several years, especially in the State of Florida. Most insurance companies are unwilling to underwrite new professional liability policies in the State of Florida. In May 2001, tort reform legislation was enacted in Florida. This legislation provides caps on punitive damages, limits to add-on legal fees, stricter rules of evidence and a shorter statute of limitations period. Given the tremendous increase in professional liability premiums and the tort reform legislation that was enacted in the State of Florida in May 2001, the Company concluded that it would be more cost effective to assume a higher level of retained risk for professional liability claims. As a result, the Company implemented a new general and professional liability program, effective September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of December 1, 2002, the Company’s unaggregated self-insured retention increased to $10,000,000 per occurrence outside of Florida. As of December 31, 2002, the Company maintained a Claims Reserve in the amount of $8,721,000 for incurred but not reported claims. The amount of the reserve was determined through an estimation process that used information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability reserve. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment (such as the recently enacted

Florida tort reform legislation) and the expected effect of various operational and risk management initiatives. The Company will continue to evaluate its insurance reserve requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability reserve will be recorded in the accounting period in which the change in estimate occurs. There can be no assurances the recent Florida tort reform legislation will have a positive impact on claims activity, that the coverage limits of the Company’s insurance program will be adequate or that insurance will continue to be available to the Company in the future. (See Note M to the Company’s consolidated financial statements included elsewhere in this report.)

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company’s debt obligations bear interest at fixed rates and are not affected by changes in market interest rates; however, borrowings under the Company’s Secured Credit Facility are sensitive to changes in interest rates. Under the Secured

Credit Facility, interest is based on either LIBOR or prime rates of interest, at the Company’s election, plus applicable margins, and, for the term loan, subject to a floor of 7%. As the prime and LIBOR rates of interest increase, interest expense associated with the Company’s borrowings under the Secured Credit Facility would also increase, subject to existing floors and the impact of any hedging activities. An increase of 1% in the applicable rate would increase the Company’s annual interest cost by approximately $430,000.

The Company did not experience significant changes in interest rates during the year ended December 31, 2002. As part of the Company’s risk management program, the Company continuously reviews its overall exposure to interest rate risk and evaluates the benefits of interest rate hedging through the use of derivative instruments, such as interest rate swaps or caps. By entering into an interest rate swap or caps, the Company can effectively transform variable rate debt into fixed rate debt. The Company did not have any interest rate swap arrangements outstanding during the year ended December 31, 2001. As described in Note H to the consolidated financial statements of the Company included elsewhere in this report, the Company purchased a $40,000,000 interest rate cap effective September 1, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES:
Report of Independent Accountants.........................................................32
Consolidated Balance Sheets as of December 31, 2001 and 2002..............................33
Consolidated Statements of Operations for the years ended December 31,
 2000, 2001 and 2002......................................................................34
Consolidated Statements of Changes in Stockholders' Deficit for the years ended
 December 31, 2000, 2001 and 2002.........................................................35
Consolidated Statements of Cash Flows for the years ended December 31,
2000, 2001 and 2002.......................................................................36
Notes to Consolidated Financial Statements................................................37

                                                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Harborside Healthcare Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows present fairly, in all material respects, the financial position of Harborside Healthcare Corporation and its subsidiaries (the
“Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the
United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 28, 2003

                                         HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS
                                      (dollars in thousands, except share and per share amounts)

                                                               AS OF DECEMBER 31,

                                                                                2001         2002
                                                                           ---------    ---------
        ASSETS
Current assets:
  Cash and cash equivalents ............................................   $   9,249    $  20,168
  Accounts receivable, net of allowances for doubtful
     accounts of $3,979 and $6,555 respectively ........................      45,502       46,978
  Prepaid expenses and other ...........................................      11,628       15,153
                                                                           ---------    ---------
      Total current assets .............................................      66,379       82,299

Restricted cash (Note C) ...............................................       5,898        6,611
Property and equipment, net (Note D) ...................................     108,989      116,705
Deferred financing and other intangibles, net (Note E) .................       3,916        8,153
Other assets, net (Notes O and H) ......................................         700           88
Note receivable (Note F) ...............................................       7,487        7,487
                                                                           ---------    ---------
    Total assets .......................................................   $ 193,369    $ 221,343
                                                                           =========    =========

        LIABILITIES
Current liabilities:
  Current maturities of long-term debt (Note H) ........................   $   2,776    $     303
  Accounts payable .....................................................      14,711       14,648
  Employee compensation and benefits ...................................      19,270       26,039
  Other accrued liabilities ............................................       6,878        5,960
  Accrued interest .....................................................         147          482
  Current portion of deferred income ...................................         521          395
                                                                           ---------    ---------
    Total current liabilities ..........................................      44,303       47,827

Claims reserve (Note M) ................................................       1,467        8,721
Long-term portion of deferred income (Note G) ..........................       1,487          894
Long-term debt (Note H) ................................................     113,878      143,015
Long-term accrued interest (Note H) ....................................      47,115       41,667
                                                                           ---------    ---------
    Total liabilities ..................................................     208,250      242,124
                                                                           ---------    ---------

Commitments and contingencies (Notes G and M)

13% Convertible exchangeable preferred stock, redeemable,
 $.01 par value with a liquidation value of $1,000 per share;
 100,000 shares authorized;

  16,286 and 18,509 shares issued and outstanding, respectively (Note L)      16,286       18,509

        STOCKHOLDERS' DEFICIT (Note L)
Common stock, $.01 par value, 40,700,000 shares
 authorized and 15,275,664 shares issued ...............................         153          153
Additional paid-in capital .............................................     187,976      185,753
Common stock in treasury, at cost, 7,379,165 and
7,398,498 shares, respectively .........................................    (183,746)    (183,746)
Accumulated other comprehensive loss ...................................        --           (241)
Accumulated deficit ....................................................     (35,550)     (41,209)
                                                                           ---------    ---------
    Total stockholders' deficit ........................................     (31,167)     (39,290)
                                                                           ---------    ---------
 Total liabilities and stockholders' deficit ...........................   $ 193,369    $ 221,343
                                                                           =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                          HARBORSIDE HEATHCARE CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (dollars in thousands, except per share amounts)

                                                   FOR THE YEARS ENDED DECEMBER 31,

                                                         2000         2001       2002
                                                      ---------    ---------    -------

Total net revenues ................................   $ 322,672    $ 346,738    $ 400,224
                                                      ---------    ---------    ---------

Expenses:
  Facility operating ..............................     259,780      282,194      332,049
  General and administrative ......................      17,993       19,043       20,220
  Service charges paid to former affiliate (Note O)       1,083          979          759
  Amortization of prepaid management fee (Note O) .       1,200        1,200        1,200
  Depreciation and amortization ...................      10,210        9,355        9,889
  Facility rent ...................................      24,275       28,889       30,611
  Loss on termination of capital lease (Note I) ...       8,914         --           --
  Financial restructuring cost (Note H) ...........        --          9,045         --
  Facility reorganization costs (Note P) ..........        --          1,080         --
  Financing costs (Note H) ........................        --           --          2,835
                                                      ---------    ---------    ---------

   Total expenses .................................     323,455      351,785      397,563
                                                      ---------    ---------    ---------

 Income (loss) from operations ....................        (783)      (5,047)       2,661

Other:
Interest expense, net .............................      21,675       11,945        8,056
  Other (income) expense ..........................         (74)        (315)          24
                                                      ---------    ---------    ---------
Loss before income taxes ..........................     (22,384)     (16,677)      (5,419)

Income tax expense (Note K) .......................      14,322          225          240
                                                      ---------    ---------    ---------

Net loss ..........................................     (36,706)     (16,902)      (5,659)

Preferred stock dividends .........................      (6,853)      (3,774)      (2,223)
                                                      ----------    ---------   ---------
Loss applicable to common shares ..................   $ (43,559)    $(20,676)   $  (7,882)
                                                      ==========    ========    =========

Loss per common share (Note L):

         Basic and Diluted ........................   $   (6.00)    $  (2.82)   $   (1.05)
                                                      =========     ========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                        (dollars in thousands)

                                         FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

                                                                                        Accumulated
                                                                 Additional                Other
                                                      Common      Paid-in     Treasury  Comprehensive  Accumulated
                                                      Stock       Capital       Stock       Loss         Deficit      Total
                                                    ---------   ---------    ---------    ---------    ---------    ---------

Stockholders' deficit, December 31, 1999 ........         146     198,603     (183,746)        --        (38,525)     (23,522)

   Preferred stock dividends ....................        --        (6,853)        --           --           --         (6,853)

   Issuance of restricted shares (664,500 shares)           7        --           --           --           --              7

   Net loss .....................................        --          --           --           --        (36,706)     (36,706)
                                                    ---------   ---------    ---------    ---------    ---------    ---------
Stockholders' deficit, December 31, 2000 ........         153     191,750     (183,746)        --        (75,231)     (67,074)

   Preferred stock dividends ....................        --        (3,774)        --           --           --         (3,774)

   Reduction of liquidation preference and
    exchange of 131/2% exchangeable
    preferred stock (Note L) ....................        --          --           --           --         56,583       56,583

   Net loss .....................................        --          --           --           --        (16,902)     (16,902)
                                                    ---------   ---------    ---------    ---------    ---------    ---------

Stockholders' deficit, December 31, 2001 ........         153     187,976     (183,746)        --        (35,550)     (31,167)
                                                    ---------   ---------    ---------    ---------    ---------    ---------

  Preferred stock dividends .....................        --        (2,223)        --           --           --         (2,223)

  Comprehensive loss:
   Net loss .....................................        --          --           --           --         (5,659)      (5,659)
   Unrealized loss on derivative instrument .....        --          --           --           (241)        --           (241)
                                                    ---------   ---------    ---------    ---------    ---------    ---------
     Total comprehensive loss ...................        --          --           --           (241)      (5,659)      (5,900)
                                                    ---------   ---------    ---------    ---------    ---------    ---------
Stockholders' deficit, December 31, 2002 ........   $     153   $ 185,753    $(183,746)   $    (241)   $ (41,209)   $ (39,290)
                                                    =========   =========    =========    =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (dollars in thousands)

                                                   FOR THE YEARS ENDED DECEMBER 31,

                                                           2000        2001        2002
                                                       --------    --------    --------
Operating activities:
Net loss ...........................................   $(36,706)   $(16,902)   $ (5,659)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
Depreciation of property and equipment .............      7,776       7,682       8,710
Amortization of deferred financing and other
 non-current assets ................................      2,434       1,673       1,179
             Amortization of prepaid management fee       1,200       1,200       1,200
Amortization of deferred income ....................       (680)       (518)       (489)
Accretion of senior subordinated discount notes ....     13,095      10,400       9,174
Amortization of long-term accrued interest .........       --        (3,002)     (5,448)
Amortization of loan costs
  and fees (included in rental and interest expense)        143         143         137
Accretion of interest on capital lease obligation ..      2,753        --          --
Noncash lease termination costs ....................      7,542        --          --
Noncash issuance of restricted shares ..............          7        --          --
Noncash financial restructuring charge .............       --         4,896        --
Noncash charges related to refinancing .............       --          --           436
                                                       --------    --------    --------
                                                         (2,436)      5,572       9,240
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable ........      1,509       3,157      (1,476)
 (Increase) decrease in prepaid expenses and other .      6,343       1,552      (4,025)
 Decrease in deferred income taxes .................     14,252        --          --
 Increase (decrease) in accounts payable ...........      1,555       3,828         (63)
 Increase in employee compensation and benefits ....      1,844       3,405       6,769
 Increase (decrease) in accrued interest ...........       (102)       (323)        335
 Increase (decrease) in other accrued liabilities ..        793         577        (918)
 Increase in income taxes payable ..................      2,608        --          --
 Increase in claims reserve accrual ................       --         1,467       7,254
                                                       --------    --------    --------
  Net cash provided by operating activities ........     26,366      19,235      17,116
                                                       --------    --------    --------

Investing activities:
 Additions to property and equipment ...............     (6,199)    (11,582)    (16,426)
 Additions to deferred financing and other
  non-current assets ...............................       (118)       (386)     (6,219)
 Transfers to restricted cash, net .................     (2,385)     (1,093)       (713)
 Purchase of interest rate cap .....................       --          --          (329)
                                                       --------    --------    --------
 Net cash used by investing activities .............     (8,702)    (13,061)    (23,687)
                                                       --------    --------    --------
Financing activities:
 Issuance of New Preferred Stock ...................       --        15,000        --
 Payment to holders of Discount Notes ..............       --       (15,000)       --
 Receipt of cash in connection with lease ..........       --           102        --
 Repayment of revolving line of credit .............       --        (7,500)    (25,250)
 Borrowings under secured credit facility ..........       --          --        43,015
 Payment of note payable to affiliate ..............     (5,000)       --          --
 Payment of long-term debt .........................       (224)       (245)       (275)
 Principal payments of capital lease obligation ....     (3,084)       --          --
 Dividends paid on exchangeable preferred stock ....        (18)         (6)       --
                                                       --------    --------    --------
   Net cash provided (used) by financing activities      (8,326)     (7,649)     17,490
                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents      9,338      (1,475)     10,919
Cash and cash equivalents, beginning of year .......      1,386      10,724       9,249
                                                       --------    --------    --------
Cash and cash equivalents, end of year .............   $ 10,724    $  9,249    $ 20,168
                                                       ========    ========    ========

Supplemental Disclosure:
  Interest paid ....................................   $  7,129    $  6,163    $  4,877
  Income taxes paid ................................   $    130    $    257    $    226
  Accretion of preferred dividends .................   $  6,835    $  3,768    $  2,223

The accompanying notes are an integral part of the consolidated financial statements.

HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

Subsidiaries of Harborside Healthcare Corporation, on a consolidated basis, (the "Company" or "Harborside"), operate long-term care facilities and, until September 1999, provided rehabilitation therapy services to non-affiliated long-term care facilities. As of December 31, 2002, the Company owned eighteen facilities, operated thirty-six additional facilities under various leases and managed one facility. The Company accounts for its investment in one 75% owned facility using the equity method of accounting.

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

The Merger was approved by a majority of the Company’s shareholders at a special meeting held on August 11, 1998. Each share not retained by existing shareholders was converted into $25 in cash, representing in the aggregate, cash payments of approximately $184 million. The converted shares (7,349,832 shares) were recorded at cost as treasury stock and represent a deduction from the Company’s stockholders’ deficit. Holders of outstanding stock options of the Company converted the majority of their options into cash at $25 per underlying share (less applicable exercise price and withholding taxes) with aggregate payments of approximately $8 million.

In connection with the transaction and prior to the Merger, the New Investors made cash common equity contributions of $158.5 million, net of issuance costs, to MergerCo, and MergerCo obtained gross proceeds of $99.5 million through the issuance of 11% Senior Subordinated Discount Notes (“Discount Notes”) due 2008 and $40 million through the issuance of 13.5% Exchangeable Preferred Stock (“Preferred Stock”) mandatorily redeemable in 2010. In the third quarter of 1998, Harborside recorded a charge to income from operations of $37 million for direct and other costs related to the Merger transaction. In connection with the Merger and the related refinancings, the Company exercised purchase options for seven facilities which had been previously financed through synthetic leases.

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

Net patient service revenues payable by patients at the Company's facilities are recorded at established billing rates. Net patient service revenues to be reimbursed by contracts with third-party payors, primarily the Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from the Medicare program prior to January 1, 1999 and from Medicaid programs are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third-party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare prior to January 1, 1999 and Medicaid are determined by filing cost reports which are then audited and generally retroactively adjusted by the payor. Legislative changes to state or Federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third-party payors, which could materially and adversely affect the Company, are reflected in operations at the time of the adjustment or settlement. Accounts receivable, net, at

December 31, 2001 and 2002, include $8,467,000 and $7,691,000, respectively, of estimated settlements due from third-party payors and $2,401,000 and $1,336,000, respectively, of estimated settlements due to third-party payors.

Concentrations

A significant portion of the Company’s revenues are derived from the Medicare and Medicaid programs. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to long-term care facilities under these programs. Approximately 74%, 77%, and 80% of the Company’s net revenues in the years ended December 31, 2000, 2001 and 2002, respectively, are from the Company’s participation in the Medicare and Medicaid programs. As of December 31, 2001 and 2002, $25,862,000 and $26,995,000, respectively, of net accounts receivable were due from the Medicare and Medicaid programs.

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

Provision for Doubtful Accounts

Provisions for uncollectible accounts receivable of $3,610,000, $3,998,000 and $5,043,000 are included in facility operating expenses for the years ended December 31, 2000, 2001 and 2002, respectively. Individual patient accounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for the collectibility of receivables, depreciation and amortization, health benefit, workers’ compensation and general and professional liability claims, taxes and contingencies.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures that extend the lives of affected assets are capitalized, while maintenance and repairs are charged to expense as incurred. Upon the retirement or sale of an asset, the cost of the asset and any related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is included in net loss.

Depreciation expense is estimated using the straight-line method. Depreciation is calculated using the following estimated useful lives:

     Buildings and improvements       31.5 to 40 years (limited to the life of lease, for leased facilies)
     Furniture and equipment          3 to 10 years
     Land improvements                8 to 40 years

Deferred Financing and Other Non-Current Assets

Deferred financing costs consist of costs incurred in obtaining financing (primarily loans and facility leases). These costs are amortized using the straight-line method (which approximates the interest method) over the term of the related financial obligation (See Notes E and H).

In connection with each of its acquisitions, the Company reviewed the assets of the acquired facilities and assessed their relative fair value in comparison to the purchase price. Covenants not-to-compete are being amortized using the straight-line method over the period during which competition is restricted. Goodwill resulted from the acquisition of certain assets for which the negotiated purchase prices exceeded the allocations of the fair market value of identifiable assets. The Company’s policy is to evaluate each acquisition separately and identify an appropriate amortization period for goodwill based on the acquired property’s characteristics. Through December 31, 2001, goodwill was amortized using the straight-line method over a 15 to 40 year period. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing impairments of goodwill. As of December 31, 2001, the Company’s intangible assets included no assets that were classified as goodwill. As of December 31, 2002, the Company’s intangible assets included $2,391,000 of assets that are classified as goodwill. The recognition of this goodwill related to the acquisition of two facilities in September 2002 that had previously been operated by the Company through synthetic leases. (See Notes G and H.) Assessment of Long-Lived Assets

The Company reviews, on a quarterly basis, the carrying value of its long-lived assets (primarily property and equipment and deferred financing and other non-current assets) to assess the recoverability of these assets; any impairments would be recognized in operating results if a diminution in value considered to be other than temporary were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values included in appraisals of its facilities, which have periodically been obtained in connection with various financial arrangements. (See Notes H and I).

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of their acquisition by the Company.

Restricted Cash

Restricted cash consists of cash in escrow accounts as required by several of the Company’s leases and other financing arrangements.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). Companies are required to adopt SFAS 143 in their fiscal year beginning after June 15, 2002. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when these obligations are incurred, with the amount of the liability initially measured at fair value. Upon recognizing a liability, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset, accrete the liability over time to its present value each period, and depreciate the capitalized cost over the useful life of the related asset. Upon settlement of the liability, the obligation is either settled for its recorded amount or a gain or loss is recognized. The Company does not believe that the adoption of SFAS 143 will have a material impact on its financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on its financial position, results of operations, or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation.  FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for reporting periods ending after December 15, 2002.  The Company has made the required disclosures in the consolidated financial statements as of December 31, 2002 and is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements.  The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of the SFAS 148 for the year ended December 31, 2002. Additional information related to the Company’s stock option plans is detailed in Note L of the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“ARB 51”).“ The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of ARB 51, “Consolidated Financial Statements,” or (b) other existing authoritative guidance, or alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and determined that this Interpretation will have no material effect currently on its consolidated financial statements.

D. PROPERTY AND EQUIPMENT

The Company’s property and equipment are stated at cost less accumulated depreciation and consist of the following as of December 31:

                                           2001           2002
                                      ------------   ------------

Land ..............................   $  7,238,000   $  8,522,000
Land improvements .................      3,943,000      4,087,000
Buildings and improvements ........    100,626,000    111,658,000
Equipment, furnishings and fixtures     35,364,000     34,916,000
                                      ------------   ------------
                                       147,171,000    159,183,000
Less accumulated depreciation .....     38,182,000     42,478,000
                                      ------------   ------------
                                      $108,989,000   $116,705,000
                                      ============   ============

E. DEFERRED FINANCING AND OTHER INTANGIBLES

Deferred financing and other non-current assets are stated at cost less accumulated amortization and consist of the following as of December 31:

                                          2001          2002
                                     -----------   -----------

Deferred financing costs ..........   $ 7,991,000   $ 9,408,000
Goodwill ..........................          --       2,391,000
Covenant not-to-compete ...........     1,200,000     1,200,000
                                      -----------   -----------
                                        9,191,000    12,999,000
Less accumulated amortization......     5,275,000     4,846,000
                                      -----------   -----------
                                      $ 3,916,000   $ 8,153,000
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

G. OPERATING LEASES

The Company leases certain long-term care facilities and equipment under operating leases. The Company’s existing leased facilities are leased either from the owner of the facilities or from a real estate investment trust or other real estate entity that has purchased the facilities from the owner. The Company’s existing facility leases generally require it to make monthly lease payments and pay all property operating costs. The Company generally negotiates leases that provide for extensions beyond the initial lease term and an option to purchase the leased facility. In some cases, the option to purchase the leased facility is at a price based on the fair market value of the facility at the time the option is to be exercised. In other cases, the lease sets forth a fixed purchase option price.

Future minimum rent commitments under the Company’s non-cancelable operating leases as of December 31, 2002 are as follows:

                   Real Estate      Equipment          Total
                  ------------   ------------   ------------

      2003        $ 29,638,000   $    247,000   $ 29,885,000
      2004          29,995,000         13,000     30,008,000
      2005          30,090,000           --       30,090,000
      2006          21,498,000           --       21,498,000
      2007          18,868,000           --       18,868,000
Thereafter          79,218,000           --       79,218,000
                  ------------   ------------   ------------
                  $209,307,000   $    260,000   $209,567,000
                  ============   ============   ============

H. LONG-TERM DEBT

The Company has a mortgage payable (the “Mortgage”) in the amount of $15,422,000 at December 31, 2002. The Mortgage is cross-collateralized by the assets of four of the Company’s facilities (the “Four Facilities”). The Mortgage bears interest at the annual rate of 10.65%. Additional interest payments are also required in an amount equal to 0.3% of the difference between the operating revenues of the Four Facilities in each applicable year and the operating revenues of the Four Facilities during a twelve-month base period which commenced October 1, 1995. The Mortgage places certain restrictions on the Four Facilities; among them, the agreement restricts their ability to incur additional debt or to make significant dispositions of assets. The Four Facilities are also required to maintain a debt service coverage ratio of at least 1.2 to 1.0 (as defined in the loan agreement) and a current ratio of at least 1.0 to 1.0. The Mortgage contains a prepayment penalty calculated in accordance with a formula.

A subsidiary of the Company assumed a first mortgage note (the “Note”) with a remaining balance of $1,482,000 as part of the acquisition of a long-term care facility in 1988. The Note requires the annual retirement of principal in the amount of $20,000. The Company pays interest monthly at the rate of 14% per annum on the outstanding principal amount until maturity in October 2010, when the remaining unpaid principal balance of $1,338,000 is due. The Note is collateralized by the property and equipment of the facility.

On August 11, 1998, in connection with the Merger, the Company entered into a six-year $250,000,000 collateralized credit facility (the “Credit Facility”). During the first four years of the Credit Facility, up to $250,000,000 could be used in connection with synthetic lease financing. Proceeds of the loans could be used for working capital, capital expenditures, acquisitions and general corporate purposes. Interest was based on either LIBOR or prime rates of interest (plus applicable margins), at the election of the Company. The Credit Facility required that the Company maintain an interest/rent coverage ratio which varied by year, and limited aggregate borrowings under the Credit Facility to a predetermined multiple of EBITDA.

During the first quarter of 1999, the Company determined that its anticipated financial results for that quarter would cause the Company to be out of compliance with certain financial covenants of the Credit Facility. Accordingly, the Company obtained an amendment (the “First Amendment”) to the Credit Facility effective March 30, 1999 which temporarily limited borrowings under the Credit Facility to an aggregate of $58,500,000 (exclusive of undrawn letters of credit outstanding as of March 30, 1999) and which modified certain financial covenants. In order to complete the Cleveland Facility leasing transaction (See Note I), the Company was required to obtain the release of certain collateral held by the bank group which provided the Credit Facility. The Company obtained the release of the collateral as part of an amendment (the “Second Amendment”) to the Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the Credit Facility was obtained.

On March 28, 2001, the Company obtained an additional amendment (the “Third Amendment”) to the Credit Facility in order to be able to implement the financial restructuring of the Company’s Discount Notes and Preferred Stock discussed below. The Third Amendment resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $150 million to $60 million, revised certain financial covenants, changed the maturity date of the Credit Facility to March 31, 2004 and increased the Company’s borrowing rate. The Third Amendment also required the Company to repay, on an annual basis, the greater of $5,000,000 or 50% of the Company’s excess cash flow (as defined). As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the Credit Facility was obtained.

On September 13, 2002, the Company entered into a new three-year collateralized credit facility (the “Secured Credit Facility”) that provides access to a maximum of $100 million. Borrowings under the Secured Credit Facility were used to repay all amounts owed in connection with the termination of the Company’s previous Credit Facility (including amounts outstanding in connection with a $13,700,000 synthetic lease obligation) as well as related closing costs and expenses. The terms of the Secured Credit Facility provide a maximum of $25 Million on a revolving credit basis and a maximum of $75 Million in the form of a term loan. Proceeds from the Secured Credit Facility can be used for the acquisition of additional healthcare facilities (including required working capital), joint venture investments, letters of credit, and general corporate purposes. The Secured Credit Facility is collateralized by substantially all of the Company’s patient accounts receivable, certain real estate and a first or second priority interest in the capital stock of certain of the Company’s subsidiaries. Interest on the revolving credit facility is payable monthly in arrears at a rate of LIBOR plus 4.25% (or Prime plus 1.25%) at the election of the Company. The terms of the Secured Credit Facility initially limit availability through the term loan to $60 million, but this amount may be increased to $75 Million at the election of the Company after the occurrence of certain events. Interest on the term loan is payable monthly in arrears at the rate of LIBOR plus 4.1% with a minimum interest rate of 7%. The Secured Credit Facility contains a number of restrictive covenants that, among other things, restrict the Company’s ability to dispose of certain assets, limits the Company’s ability to declare and pay certain dividends, and requires the Company to maintain a minimum occupancy, as well as predetermined levels of fixed charge coverage and debt service coverage as defined in the loan agreement. As of December 31, 2002, total borrowings under the Secured Credit Facility were approximately $60,420,000 and consisted of borrowings under the term loan of approximately $43,015,000 and $17,405,000 of undrawn letters of credit. As of December 31, 2002, the Company had approximately $24,580,000 of funding available under the Secured Credit Facility. As of December 2002, the interest rate on the term loan outstanding under the Secured Credit Facility was 7.0%.

In connection with entering into the Secured Credit Facility, the Company incurred non-recurring Financing Costs totaling $2,835,000. This non-recurring charge includes $1,700,000 recorded in connection with the termination of a synthetic lease for two of the Company’s facilities (the “Synthetic Lease Properties”) made through the Company’s prior Credit Facility. The Company was obligated to purchase the Synthetic Lease Properties at a pre-determined price ($13,700,000) upon the occurrence of certain events including a termination of the prior Credit Facility. The carrying value of the Synthetic Lease Properties was recorded at the purchase price ($13,700,000), less a charge of $1,700,000 to reflect uncertainties related to the value of these properties in connection with the expiration of a significant portion of Medicare reimbursement effective October 1, 2002. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.) Additionally, the Company wrote off un-amortized deferred financing costs associated with the prior Credit Facility ($666,000), recognized bonus payments to executive officers for securing the replacement financing (totaling $350,000) and incurred certain other professional and recording costs.

In connection with obtaining the Secured Credit Facility, the Company purchased an interest rate cap on $40 million notional principal amount that matures on September 1, 2005. This interest rate cap is intended to provide the Company partial protection from exposure to the floating interest rate associated with $40 million of term loan borrowings. The entire amount of this interest rate cap has been designated an effective cash flow hedge to limit possible increases in interest payments on its term loan. The interest rate cap limits the Company’s exposure to an increase in the underlying LIBOR rate to (a) 5.23% if LIBOR is less than 6.23% or (b) 6.23% if LIBOR increases above 6.23%.

Changes in the fair market value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, are reported as “Accumulated Other Comprehensive Income or Loss” (“AOCIL”) in the “Stockholders’ Deficit” section of the Company’s consolidated balance sheet. On December 31, 2002, the fair market value of the interest rate cap was $88,000 which amount was included in “Other Assets, net”. A loss of $241,000 was charged to AOCIL for the year ended December 31, 2002. None of the losses in AOCIL related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation during the next twelve months.

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

On April 6, 2001, the Company initiated the exchange offer and consent solicitation contemplated by the Restructuring Agreement. On May 10, 2001, the Company completed the exchange offer and consent solicitation, thereby implementing each of the elements of the Restructuring Agreement. All of the outstanding Discount Notes and 99.96% of the Preferred Stock shares were tendered and exchanged in the exchange offer. As a result of the exchange, (1) the Company had an aggregate principal amount at maturity of $100,276,000 of New Notes outstanding and an aggregate liquidation preference of $15,000,000 (as of May 10, 2001) of New Preferred Stock outstanding, (2) warrants were issued to holders of Discount Notes, to holders of Preferred Stock, and to Investcorp S.A. representing the right to purchase an aggregate of approximately 15%, 5% and 15%, respectively, of the total number of shares of all classes of the Company’s common stock on a fully diluted basis (excluding shares issuable upon conversion of the New Preferred Stock, each share of which are initially convertible into 150 shares of Class A Common Stock), and (3) the Company paid $15,000,000 in cash as partial consideration for the tendered Discount Notes.

The reduction in the liquidation preference of the Preferred Stock was completed on May 10, 2001, as contemplated by the Restructuring Agreement. The carrying amount of the Preferred Stock was reduced from $57,595,000 to $576, and the amount of the reduction, net of unamortized deferred financing costs related to the issuance of the Preferred Stock (approximately $1,011,000 at May 10, 2001), was directly transferred to the Company’s Accumulated Deficit account. With the exchange of the New Notes for the Discount Notes, the carrying value of the accreted principal of the Discount Notes was reduced to $68,890,000, and the amount of the reduction, net of the aggregate cash payment of $15,000,000, was directly transferred to the Company’s Long-term Accrued Interest account. Subsequent to their issuance, the carrying amount of the New Notes increases as the result of accretion and results in a corresponding decrease in the carrying amount of Long-term Accrued Interest. Interest expense on the New Notes is recognized such that a constant effective interest rate is applied to the aggregate carrying amount of the New Notes and Long-term Accrued Interest for all periods between the issuance date and the maturity date of the New Notes.

In connection with the Third Amendment to the Credit Facility and the implementation of the Restructuring Agreement, the Company incurred a non-recurring charge of $9,045,000. This charge resulted from the write-off of approximately $1,500,000 of unamortized deferred financing costs incurred when the Credit Facility was obtained, the write-off of approximately $3,400,000 of unamortized deferred financing costs related to the issuance of the Discount Notes, and the recognition of various investment advisory, legal and other fees associated with these events of $4,145,000.

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

Interest expense charged to operations for the years ended December 31, 2000, 2001 and 2002 was $23,007,000, $13,270,000 and $8,991,000, respectively.

As of December 31, 2001 and 2002, the Company’s long-term debt, excluding the current portion, consisted of the following:

                                                 2001           2002
                                         ------------   ------------

12% Senior subordinated discount notes
   due 2007 ..........................   $ 74,225,000   $ 83,399,000
Mortgages payable ....................     16,903,000     16,601,000
Revolving loans under Credit Facility      22,750,000           --
Loans under Secured Credit Facility ..           --       43,015,000
                                         ------------   ------------
                                         $113,878,000   $143,015,000
                                         ============   ============

As of December 31, 2002, future long-term debt maturities associated with the Company’s debt are as follows:

           2003         $        303,000
           2004               15,161,000
           2005               43,035,000
           2006                   20,000
           2007               83,420,000
           Thereafter          1,379,000
                          --------------
                            $143,318,000
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

I. CAPITAL LEASE OBLIGATION

Until September 27, 2000, the Company, through a wholly owned limited partnership, leased and operated four facilities in Ohio (the “Cleveland Facilities”) which it acquired in 1996 through capital leases. Each of the four leases contained an option to purchase the facility beginning July 1, 2001 and each lease was guaranteed by the Company. The guaranty provided that failure by the Company to have a specified minimum consolidated net worth at the end of any two consecutive quarters would be an event of default under the guaranty, which in turn would be an event of default under each lease. As a result of a restructuring charge, the Company’s consolidated net worth as of September 30, 1999 (as calculated for purposes of this requirement) had fallen below the required level. The Company anticipated that its net worth would continue to be below the required level at December 31, 1999, which would have resulted in an event of default under each of these leases with the Company potentially facing the loss of these operations. Such default could also have triggered cross-defaults under the Company’s other lease and debt obligations. In December 1999, the Company paid $5 million to its landlord and obtained an option (the “New Option”) to acquire the Cleveland Facilities. The Company borrowed $5 million from an affiliate of Investcorp S.A. to fund this payment. The New Option allowed the Company to exercise its right to purchase the Cleveland Facilities beginning as of the date of the New Option, required the Company to complete the acquisition prior to December 31, 2000 and provided a waiver of the net worth covenant through that date. The Company exercised the New Option on June 30, 2000.

On September 27, 2000, the Company terminated the Cleveland Facilities capital leases and assigned its purchase rights for these facilities to an investment entity organized by Investcorp, for $5.0 million, which simultaneously acquired the Cleveland Facilities. On that date, the Company entered into new operating leases for each of the Cleveland Facilities with combined annual rent expense of approximately $5.9 million. The Company used the proceeds of the purchase rights assignment to repay the $5.0 million note payable from an affiliate of Investcorp S.A. As a result of the capital lease termination, the Company recorded a non-recurring charge of $8.9 million. The principal components of this charge included the write-off of capital leased assets in excess of related capital lease obligation ($5.7 million) and the write-off of deferred financing costs ($1.8 million) related to the Company’s Credit Facility. In order to complete the Cleveland Facility leasing transaction, the Company was required to obtain the release of certain collateral held by the bank group which provided the Credit Facility. The Company obtained the release of the collateral as part of an amendment to the Company’s Credit Facility, which also resulted in a permanent reduction of the Company’s maximum borrowings under the Credit Facility from $250 million to $150 million and an increase in the Company’s borrowing rate. As a result of the permanent reduction in funds available through the Credit Facility, the Company was required to write off a proportionate amount of the deferred financing costs incurred when the Credit Facility was originally obtained.

On December 21, 2001, the Cleveland Facilities were sold to an unaffiliated real estate investment trust and the Company entered into new operating leases with that entity.

J. RETIREMENT PLANS

The Company maintains an employee 401(k) defined contribution plan. All employees who have worked at least one thousand hours and have completed one year (nine months effective January 1, 2002) of continuous service are eligible to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employee contributions to this plan may be matched at the discretion of the Company. The Company contributed $298,000, $385,000 and $323,000 to the plan in 2000, 2001 and 2002, respectively.

In September 1995, the Company established a Supplemental Executive Retirement Plan (the “SERP”) to provide benefits to key employees. Participants may defer up to 25% of their compensation which is matched by the Company at a rate of 50% (up to 10% of base salary). Vesting in the matching portion occurs in January of the second year following the plan year in which contributions were made. The Company amended the SERP effective January 1, 2003 to eliminate additional employer matching contributions effective as of that date.

K. INCOME TAXES

As required by SFAS 109, the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered the recent and historical results of operations and concluded; in accordance with the applicable accounting methods that it is more likely than not that a certain portion of the deferred tax assets will not be realizable. To the extent that an asset will not be realizable, a valuation allowance is established. The tax effects of temporary differences giving rise to deferred tax assets as of December 31, 2001 and 2002 are as follows:

                                          2001           2002
                                        ------------    ------------
Deferred tax assets:
     Reserves .......................   $  3,046,000    $ 11,971,000
     Rental payments ................        687,000         330,000
     Interest payments ..............     20,466,000      22,471,000
     Net operating loss carryforwards     19,211,000      18,298,000
     Other ..........................        414,000         187,000
     Valuation allowance ............    (29,411,000)    (37,961,000)
                                        ------------    ------------
     Total deferred tax assets ......   $ 14,413,000    $ 15,296,000
                                        ============    ============

Deferred tax liabilities:
     Depreciation & Amortization ....  $ 14,413,000    $ 15,296,000
                                        ============    ============

The Company continually reviews its deferred tax accounts and in the fourth quarter of 2002 recorded an incremental net deferred tax asset and corresponding valuation allowance of approximately $6,689,000.

Significant components of the provision for income taxes for the years ended December 31, 2000, 2001 and 2002 are as follows:

                                  2000          2001          2002
                           -----------   -----------   -----------
Current:
     Federal
     State .............   $    70,000   $   225,000   $   240,000
                           -----------   -----------   -----------
Total current ..........        70,000       225,000       240,000
                           -----------   -----------   -----------

Deferred:
     Federal ...........    11,596,000          --            --
     State .............     2,656,000          --            --
                           -----------   -----------   -----------
Total deferred .........    14,252,000          --            --
                           -----------   -----------   -----------

Total income tax expense   $14,322,000   $   225,000   $   240,000
                           ===========   ===========   ===========

The reconciliation of income tax computed at statutory rates to income tax for the years ended December 31, 2000, 2001 and 2002 are as follows:

                                                   2000                       2001                 2002
                                                   ----                       ----                 ----

Statutory rate............................$  (7,834,000)   35.0%   $  (5,837,000) 35.0%  $ (1,897,000)  35.0%
State income tax, net of federal benefit..   (1,765,000)    7.9          146,000  (0.9)       (88,000)   1.4
Permanent differences.....................      198,000    (0.9)         287,000  (1.7)        364,000  (7.0)
Change in valuation allowance.............   23,461,000  (104.8)       5,336,000 (32.0)      1,861,000 (34.1)
Net operating loss - rate differential....       90,000    (0.4)         156,000  (0.9)            -      -
Other.....................................      172,000    (0.8)         137,000  (0.8)            -      -
                                           ------------  -------   -------------  ------  ------------  ------
                                           $ 14,322,000   (64.0%)   $    225,000  (1.3)%  $    240,000  (4.7%)
                                           ============  =======   =============  ======  ============  ======

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

The numbers of shares of Harborside Common Stock authorized and outstanding as of December 31, 2001 and 2002 are as follows:

                                                  2001                   2002
                                                  ----                   ----

                                        Authorized  Outstanding  Authorized   Outstanding
                                          Shares       Shares       Shares       Shares
                                        ----------   ----------   ----------   ----------
Title

Harborside Class A Common Stock .....   11,700,000      661,332   11,700,000      661,332
Harborside Class B Common Stock .....    6,700,000    5,940,000    6,700,000    5,940,000
Harborside Class C Common Stock .....    2,280,000    1,275,167    2,280,000    1,255,834
Harborside Class D Common Stock .....       20,000       20,000       20,000       20,000
Common Stock ........................   20,000,000         --     20,000,000         --
                                        ----------   ----------   ----------   ----------
Total ...............................   40,700,000    7,896,499   40,700,000    7,877,166
                                        ==========   ==========   ==========   ==========

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

Restricted Stock

On September 29, 2000, the Company issued 664,500 shares of restricted Class C common stock (the “Restricted Shares”) to employees of the Company. As part of this restricted stock issuance, 507,705 options granted on August 11, 1998 to purchase shares of the Company’s Class C common stock at $25.00 per share were cancelled. The purpose of the restricted stock issuance was to better enable the Company to retain and motivate key employees. The Restricted Shares generally vest over varying periods of time through December 31, 2003. As of December 31, 2002, 467,501 Restricted Shares were vested. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The value of the Restricted Shares on the date of grant was approximately $7,000.

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

As of December 31, 2002, preferred stock dividends accrete based on the following schedule:

     2003       $ 2,526,000
     2004         2,871,000
     2005         3,262,000
     2006         3,708,000
     2007         4,214,000
Thereafter          380,000
              -------------
                $16,961,000
                ===========

Common Stock Warrants

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

Earnings (Loss) per Common Share Computation

Basic earnings (loss) per common share is computed by dividing net earnings (loss) less preferred stock dividends by the weighted average number of common shares outstanding. Common shares outstanding exclude nonvested Restricted Shares in the amounts of 171,000, 578,000 and 343,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The computation of diluted earnings (loss) per share is similar to that of basic earnings (loss) per share except that the number of common shares is increased to reflect the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares for the Company consist of shares issuable upon exercise of the Company’s stock options.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2000, 2001 and 2002:

                                                                          2000            2001            2002
                                                                  ------------    ------------    ------------
Numerator:
     Net loss ................................................... $(36,706,000)   $(16,902,000)   $ (5,659,000)
     Preferred stock dividends ..................................   (6,853,000)     (3,774,000)     (2,223,000)
                                                                  ------------    ------------    ------------
     Loss applicable to common shares ........................... $(43,559,000)   $(20,676,000)   $ (7,882,000)
                                                                  ============    ============    ============

Denominator:
Weighted average shares outstanding .............................    7,432,000       7,913,000       7,884,000

     Adjustment for nonvested Restricted Shares .................     (171,000)       (578,000)       (343,000)
                                                                  ------------    ------------    ------------

     Denominator for basic and diluted loss per common share -
     adjusted weighted - average shares and assumed conversions..    7,261,000       7,335,000       7,541,000
                                                                  ============    ============    ============

     Basic and diluted loss per common share .................... $      (6.00)   $      (2.82)   $      (1.05)
                                                                  ============    ============    ============

For the years ended December 31, 2000, 2001 and 2002, the weighted-average shares outstanding for the following potentially dilutive securities were excluded from the computation of diluted loss per common share because the effect would have been antidilutive:

                                                        2000        2001        2002
                                                   ---------   ---------   ---------

Options to purchase common stock ...............     492,512     214,131   1,006,415
Non-vested shares of restricted stock ..........     170,664     578,420     342,702
Conversion rights of convertible preferred stock        --     1,494,960   2,515,749
Warrants to purchase common stock ..............        --     2,797,499   4,326,641
                                                   ---------   ---------   ---------
                                                     663,176   5,085,010   8,191,507
                                                   =========   =========   =========

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

Information with respect to options granted under the Director Plan, the Stock Plan and the Stock Option Plan is as follows:

Options Outstanding:                Number       Exercise Price    Weighted-Average
                                    of Shares        Per Share      Exercise Price
                                    ---------       ----------     ----------------

Balance at December 31, 1999         637,226      $   8.15 - $25.00    $22.94
-----------------------------------------------------------------------------------
Cancelled                          (527,232)      $  25.00             $25.00
Balance at December 31, 2000         109,994      $   8.15 - $21.69    $13.07
-----------------------------------------------------------------------------------
Granted                              883,000      $   1.25             $ 1.25
-----------------------------------------------------------------------------------
Balance at December 31, 2001         992,994      $   1.25 - $21.69    $ 2.53
-----------------------------------------------------------------------------------
Granted                               50,500      $   1.25             $ 1.25
-----------------------------------------------------------------------------------
Balance at December 31, 2002       1,043,494      $   1.25 - $21.69    $ 2.50
===================================================================================

As of December 31, 2000, there were 109,994 exercisable options at a weighted-average exercise price of $13.07. As of December 31, 2001, there were 336,244 exercisable options at a weighted-average exercise price of $5.12. At December 31, 2002, there were 564,119 exercisable options at a weighted-average exercise price of $3.55.

In 1996, the Company adopted SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS 123, and has applied Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s unaudited pro forma net loss and pro forma net loss per share for the years ended December 31, 2000, 2001 and 2002 would have been reduced to the amounts indicated below:

                           2000                                  2001                             2002
                           ----                                  ----                             ----

                 Loss              Loss              Loss             Loss             Loss            Loss
                 Applicable to     Per Common        Applicable to    Per Common       Applicable to   Per Common
                 Common Shares     Share Diluted     Common Shares    Share Diluted    Common Shares   Share Diluted
                 -------------     -------------     -------------    -------------    -------------   -------------

      As
Reported         $(43,559,000)        $(6.00)        $(20,676,000)    $(2.82)          $(7,882,000)    $(1.05)

     Pro
   Forma         $(43,559,000)        $(6.00)        $(20,676,000)    $(2.82)          $(7,882,000)    $(1.05)

The weighted average fair value of options granted was $0 in 2001 and 2002. The fair value for each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, no dividend yield, and a risk-free interest rate of 4.75%. Expected volatility of 0% (except for 109,994 in options held by senior management; such options have an assumed volatility of 40%) was assumed for the year ended December 31, 2001 and 2002.

M. CONTINGENCIES

The Company is involved in legal actions and claims in the ordinary course of its business. It is the opinion of management, based on the advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company self-insures for health benefits provided to a majority of its employees. The Company maintains stop-loss insurance such that the Company’s liability for losses is limited. The Company recognizes an expense for estimated health benefit claims incurred including claims but not reported at the end of each year.

The Company self-insures for most workers’ compensation claims. The Company maintains stop-loss insurance such that the Company’s liability for losses is limited. The Company accrues for estimated workers’ compensation claims including claims incurred but not reported at the end of each year.

During the year ended December 31, 1998, the Company implemented a general and professional liability insurance program which, for the period from September 1, 1998 to August 31, 2001, limited the Company’s self-retention risk for this program to a maximum of $25,000 per year. The Company implemented a new general and professional liability program effective, September 1, 2001, which resulted in the Company maintaining an unaggregated self-insured retention of $2,000,000 per occurrence for locations outside of Florida and completely retaining risk at the Florida facilities. As of December 1, 2002, the Company’s unaggregated self-insured retention increased to $10,000,000 per occurrence for locations outside of Florida. As of December 31, 2002, the Company maintains a Claims Reserve in the amount of $8,721,000 for estimated unpaid losses including unreported claims. The liabilities for incurred but not reported claims not covered by third-party insurance are discounted at 8% to obtain their present value based on estimated claim payments as determined by an independent actuary. The amount of the reserve was determined through an estimation process that used information from both the Company’s records as well as industry data. The Company uses an independent actuary to help estimate the required general and professional liability reserve. Factors reviewed include the frequency of expected claims, the average cost per claim, emerging industry trends, changes in regulatory environment and the expected effect of various operational and risk management initiatives. The Company will continue to evaluate its insurance reserve requirements on a quarterly basis. Required adjustments to the Company’s general and professional liability reserve will be recorded in the accounting period in which the change in estimate occurs.

The Company owns a 75% interest in a partnership which owns one facility. The Company accounts for its investment in this partnership using the equity method. The Company has guaranteed a loan of approximately $5,600,000 made to this partnership to refinance a loan which funded the construction of the facility and provided working capital. The loan is also collateralized by additional collateral pledged by the non-affiliated partner. The loan was to mature on May 31, 2002, but was extended by the lender. The loan currently matures on March 31, 2003, but the Partnership is currently negotiating replacement financing with the lender on terms substantially similar to the existing financing. The partnership agreement states that each partner will contribute an amount in respect of any liability incurred by a partner in connection with a guarantee of the partnership’s debt, so that partners each bear their proportionate share of any liability based on their percentage ownership of the partnership.

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

Note Receivable

The carrying value of the note receivable approximates its fair value at December 31, 2001 and 2002, based on the yield of the note and the present value of expected cash flows.

Long-term Debt

The fair value of the Company’s fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2002, the fair market value of the Company’s New Notes was approximately $54,149,000. The book value of the Company’s New Notes was $83,399,000. The Company estimates that the fair value of its remaining fixed rate debt approximates its carrying amount.

O. RELATED PARTY TRANSACTIONS

A former affiliate of the Company provides data processing services to the Company in return for a monthly fee. Total service charges under this arrangement were $1,083,000, $979,000 and $759,000, for the years ended December 31, 2000, 2001 and 2002, respectively.

At the time of the Merger, Investcorp International Inc. received a $6,000,000 management advisory and consulting service fee which is being expensed on a straight-line basis over the life of the related five year agreement. The expense recognized by the Company in connection with this management agreement during the years ended December 31, 2000, 2001 and 2002 was $1,200,000, $1,200,000 and $1,200,000, respectively.

As of December 31, 2001 the net payable due to Bowie, L.P. was approximately $0.4 million. As of December 31, 2002 the net payable due to Bowie, L.P. was approximately $1.3 million.

P. FACILITY REORGANIZATION COSTS

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

The information which follows presents the condensed consolidating financial position as of December 31, 2001 and 2002; the condensed consolidating results of operations for the years ended December 31, 2000, 2001 and 2002; and the condensed consolidating cash flows for the years ended December 31, 2000, 2001 and 2002 of (a) the parent company only (“the Parent”), (b) the combined Guarantors, (c) the combined Non-Guarantors, (d) eliminating entries and (e) the Company on a consolidated basis.

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                                 Condensed Consolidating Balance Sheet
                                                        As of December 31, 2001
                                       (dollars in thousands except share and per share amounts)

                                                        Parent     Guarantors Non-Guarantors  Elimination  Consolidated
                                                       ---------    --------- --------------  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $    --      $   7,886   $    1,363    $    --      $   9,249
   Accounts receivable, net of allowance
    for  doubtful accounts .........................        --         32,531       12,971         --         45,502
   Intercompany receivable .........................     141,929         --           --       (141,929)        --
   Prepaid expenses and other ......................       1,400        9,308          920         --         11,628
                                                       ---------    ---------    ---------    ---------    ---------
Total current assets ...............................     143,329       49,725       15,254     (141,929)      66,379

Restricted cash ....................................        --          5,130          768         --          5,898
Investments in limited partnerships ................      15,584         --          4,044      (19,628)        --
Property and equipment, net ........................        --         87,815       21,174         --        108,989
Deferred financing and other
 non-current assets, net ...........................         677        2,330          909         --          3,916
Other assets, net ..................................         700         --           --           --            700
Note receivable ....................................        --          7,487         --           --          7,487
                                                       ---------    ---------    ---------    ---------    ---------
Total assets .......................................   $ 160,290    $ 152,487    $  42,149    $(161,557)   $ 193,369
                                                       =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ............   $   2,500    $      22    $     254    $    --      $   2,776
   Accounts payable ................................        --         12,514        2,197         --         14,711
   Intercompany payable ............................        --        112,416       13,567     (125,983)        --
   Employee compensation and benefits ..............        --         16,153        3,117         --         19,270
   Other accrued liabilities .......................        --          5,800        1,078         --          6,878
   Accrued interest ................................         147         --           --           --            147
   Current portion of deferred income ..............        --           --           --            521          521
                                                       ---------    ---------    ---------    ---------    ---------
Total current liabilities ..........................       2,647      146,905       20,213     (125,462)      44,303
Claims reserve .....................................        --          1,467         --           --          1,467
Long-term portion of deferred income ...............        --            534        1,474         (521)       1,487
Long-term debt .....................................      96,975        1,481       15,422         --        113,878
Long-term accrued interest .........................      47,115         --           --           --         47,115
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities ..................................     146,737      150,387       37,109     (125,983)     208,250
                                                       ---------    ---------    ---------    ---------    ---------

13% Convertible
exchangeable preferred stock, redeemable,
$.01 par value with a liquidation
value of $1,000 per share; 100,000 shares
authorized; 16,286 shares issued and outstanding ...      16,286         --           --           --         16,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 40,700,000
shares authorized, 15,275,664 shares issued ........         153        2,569        3,885       (6,454)         153
Additional paid-in capital .........................     187,748         --           --            228      187,976
Common stock in treasury,
at cost, 7,379,165 shares ..........................    (183,746)        --           --           --       (183,746)
Retained earnings (accumulated deficit) ............      (6,888)     (25,224)      (5,919)       2,481      (35,550)
Partners' equity ...................................        --         24,755        7,074      (31,829)        --
                                                       ---------    ---------    ---------    ---------    ---------
Total stockholders' equity (deficit) ...............      (2,733)       2,100        5,040      (35,574)     (31,167)
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders'
equity (deficit) ...................................   $ 160,290    $ 152,487    $  42,149    $(161,557)   $ 193,369
                                                       =========    =========    =========    =========    =========

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                           HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                                 Condensed Consolidating Balance Sheet
                                                        As of December 31, 2002
                                       (dollars in thousands except share and per share amounts)

                                                       Parent     Guarantors Non-Guarantors Elimination  Consolidated
                                                       ---------   ---------    ---------    ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $    --      $  19,544    $     624    $    --     $   20,168
   Accounts receivable, net of allowance
    for  doubtful accounts .........................        --         35,286       11,692         --         46,978
   Intercompany receivable .........................     118,476         --           --       (118,476)        --
   Prepaid expenses and other ......................         864       13,286        1,003         --         15,153
                                                       ---------    ---------    ---------    ---------   ----------
Total current assets ...............................     119,340       68,116       13,319     (118,476)      82,299

Restricted cash ....................................        --          6,024          587         --          6,611
Investments in limited partnerships ................      15,584         --          4,044      (19,628)        --
Property and equipment, net ........................        --         96,195       20,510         --        116,705
Deferred financing and other
 non-current assets, net ...........................        --          7,477          676         --          8,153
Other assets, net ..................................          88         --           --           --             88
Note receivable ....................................        --          7,487         --           --          7,487
                                                       ---------    ---------    ---------    ---------    ---------
Total assets .......................................   $ 135,012    $ 185,299    $  39,136    $(138,104)   $ 221,343
                                                       =========    =========    =========    =========    =========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt   ..........   $    --      $      25    $     278    $    --      $     303
   Accounts payable ................................        --         13,290        1,358         --         14,648
   Intercompany payable ............................        --         87,843       14,662     (102,505)        --
   Employee compensation and benefits ..............        --         23,114        2,925         --         26,039
   Other accrued liabilities .......................        --          5,045          915         --          5,960
   Accrued interest ................................        --            482         --           --            482
   Current portion of deferred income ..............        --           --           --            395          395
                                                       ---------    ---------    ---------    ---------    ---------
Total current liabilities ..........................        --        129,799       20,138     (102,110)      47,827
Claims reserve .....................................        --          8,218          503         --          8,721
Long-term portion of deferred income ...............        --            184        1,105         (395)         894
Long-term debt .....................................      83,399       44,472       15,144         --        143,015
Long-term accrued interest .........................      41,667         --           --           --         41,667
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities ..................................     125,066      182,673       36,890     (102,505)     242,124
                                                       ---------    ---------    ---------    ---------    ---------

13% Convertible
exchangeable preferred stock, redeemable,
$.01 par value with a liquidation
value of $1,000 per share; 100,000 shares
authorized; 18,509 shares issued and outstanding ...      18,509         --           --           --         18,509

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 40,700,000
shares authorized, 15,275,664 shares issued ........         153        2,569        3,885       (6,454)         153
Additional paid-in capital .........................     185,526         --           --            227      185,753
Common stock in treasury,
at cost, 7,398,498 shares ..........................    (183,746)        --           --           --       (183,746)
Accumulated other comprehensive loss ...............        (241)        --           --           --           (241)
Retained earnings (accumulated deficit) ............     (10,255)     (24,698)      (8,713)       2,457      (41,209)
Partners' equity ...................................        --         24,755        7,074      (31,829)        --
                                                       ---------    ---------    ---------    ---------    ---------
Total stockholders' equity (deficit) ...............      (8,563)       2,626        2,246      (35,599)     (39,290)
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders'
equity (deficit) ...................................   $ 135,012    $ 185,299    $  39,136    $(138,104)   $ 221,343
                                                       =========    =========    =========    =========    =========

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                            Condensed Consolidating Statement of Operations
                                                 For the year ended December 31, 2000
                                                        (dollars in thousands)

                                                         Parent    Guarantors Non-Guarantors Elimination  Consolidated
                                                       ---------    ---------    ---------    ---------    ---------

Total net revenues .................................   $    --      $ 222,479    $ 102,217    $  (2,024)   $ 322,672
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
   Facility operating ..............................        --        177,732       84,072       (2,024)     259,780
   General and administrative ......................        --         17,993         --           --         17,993
   Service charges paid to former affiliate ........        --          1,083         --           --          1,083
   Amortization of prepaid management fee ..........       1,200         --           --           --          1,200
   Depreciation and amortization ...................       1,808        6,469        1,933         --         10,210
   Facility rent ...................................        --         15,629        8,646         --         24,275
   Loss on termination of capital lease ............        --          8,914         --           --          8,914
   Management fees paid to affiliates ..............        --         (6,045)       6,045         --           --
                                                       ---------    ---------    ---------    ---------    ---------
Total expenses .....................................       3,008      221,775      100,696       (2,024)     323,455
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) from operations ......................      (3,008)         704        1,521         --           (783)

Other:
   Interest expense, net ...........................       4,028       15,941        1,706         --         21,675
Other income .......................................        --           --           --            (74)         (74)
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ..................      (7,036)     (15,237)        (185)          74      (22,384)
Income tax expense .................................      14,322         --           --           --         14,322
                                                       ---------    ---------    ---------    ---------    ---------

Net income (loss) ..................................   $ (21,358)   $ (15,237)   $    (185)   $      74    $ (36,706)
                                                       =========    =========    =========    =========    =========

                                          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                            Condensed Consolidating Statement of Operations
                                                 For the year ended December 31, 2001
                                                        (dollars in thousands)

                                                         Parent    Guarantors Non-Guarantors Elimination  Consolidated
                                                       ---------    ---------    ---------    ---------    ---------

Total net revenues .................................   $    --      $ 250,547    $ 102,686    $  (6,495)   $ 346,738
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
   Facility operating ..............................        --        202,412       86,277       (6,495)     282,194
   General and administrative ......................          67       18,976         --           --         19,043
   Service charges paid to former affiliate ........        --            979         --           --            979
   Amortization of prepaid management fee ..........       1,200         --           --           --          1,200
   Depreciation and amortization ...................         525        6,717        2,113         --          9,355
   Facility rent ...................................        --         20,476        8,413         --         28,889
   Financial restructuring costs ...................       8,645          400         --           --          9,045
   Facility reorganization costs ...................        --          1,080         --           --          1,080
   Management fees paid to affiliates ..............        --         (6,489)       6,489         --           --
                                                       ---------    ---------    ---------    ---------    ---------
Total expenses .....................................      10,437      244,551      103,292       (6,495)     351,785

Income (loss) from operations ......................     (10,437)       5,996         (606)        --         (5,047)

Other:
   Interest expense, net ...........................       2,278        7,813        1,854         --         11,945
Other income .......................................        --           --           --           (315)        (315)
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ..................     (12,715)      (1,817)      (2,460)         315      (16,677)
Income tax expense .................................         225         --           --           --            225
                                                       ---------    ---------    ---------    ---------    ---------

Net income (loss) ..................................   $ (12,940)   $  (1,817)   $  (2,460)   $     315    $ (16,902)
                                                       =========    =========    =========    =========    =========

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                    HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                            Condensed Consolidating Statement of Operations
                                                 For the year ended December 31, 2002
                                                        (dollars in thousands)

                                                         Parent    Guarantors Non-Guarantors Elimination  Consolidated
                                                       ---------    ---------    ---------    ---------    ---------

Total net revenues .................................   $    --      $ 336,950    $  73,053    $  (9,779)   $ 400,224
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
   Facility operating ..............................        --        280,707       61,121       (9,779)     332,049
   General and administrative ......................         114       20,106         --           --         20,220
   Service charges paid to former affiliate ........        --            759         --           --            759
   Amortization of prepaid management fee ..........       1,200         --           --           --          1,200
   Depreciation and amortization ...................         227        7,391        2,271         --          9,889
   Facility rent ...................................        --         24,618        5,993         --         30,611
   Refinancing costs ...............................         450        2,385         --           --          2,835
   Management fees paid to affiliates ..............        --         (4,742)       4,742         --           --
                                                       ---------    ---------    ---------    ---------    ---------
Total expenses .....................................       1,991      331,224       74,127       (9,779)     397,563

Income (loss) from operations ......................      (1,991)       5,726       (1,074)        --          2,661

Other:
   Interest expense, net ...........................       1,136        5,200        1,720         --          8,056
Other expense ......................................        --           --           --             24           24
                                                       ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ..................      (3,127)         526       (2,794)         (24)      (5,419)
Income tax expense .................................         240         --           --           --            240
                                                       ---------    ---------    ---------    ---------    ---------

Net income (loss) ..................................   $  (3,367)   $     526    $  (2,794)   $     (24)   $  (5,659)
                                                       =========    =========    =========    =========    =========

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                            Condensed Consolidating Statement of Cash Flows
                                                 For the year ended December 31, 2000
                                                        (dollars in thousands)

                                                           Parent    Guarantors Non-Guarantors Elimination Consolidated
                                                          ---------   --------    ------------ ----------- ---------
Operating activities:
Net cash provided by operating activities .............   $   5,029   $ 19,097    $  2,240     $   --     $ 26,366
                                                          ---------   --------    --------     --------   --------

Investing activities:
     Additions to property and equipment ..............       --        (4,467)     (1,732)        --       (6,199)
     Additions to deferred financing and
      other non-current assets ........................        (11)       (275)        168         --         (118)
     Transfers to restricted cash, net ................       --        (2,290)        (95)        --       (2,385)
                                                          --------    --------    --------     --------   --------
Net cash used by investing activities .................        (11)     (7,032)     (1,659)        --       (8,702)
                                                          --------    --------    --------     --------   --------

Financing activities:
         Payment of note payable to affiliate .........     (5,000)       --          --           --       (5,000)
     Payment of long-term debt ........................       --           (19)       (205)        --         (224)
     Principal payments of capital lease obligation ...       --        (3,084)       --           --       (3,084)
     Dividends paid on exchangeable preferred stock ...        (18)       --          --           --          (18)
                                                          --------    --------    --------     --------   --------
Net cash used by financing activities .................     (5,018)     (3,103)       (205)        --       (8,326)
                                                          --------    --------    --------     --------   --------

Net increase in cash and cash equivalents .............       --         8,962         376         --        9,338
Cash and cash equivalents, beginning of year ..........       --           355       1,031         --        1,386
                                                          --------    --------    --------     --------   --------
Cash and cash equivalents, end of year ................   $   --      $  9,317    $  1,407     $   --     $ 10,724
                                                          ========    ========    ========     ========   ========

Supplemental Disclosure:
    Interest paid .....................................   $  1,325    $  5,243    $    561     $   --     $  7,129
    Income taxes paid .................................   $    130    $   --      $   --       $   --     $    130
    Accretion of preferred dividends ..................   $  6,835    $   --      $   --       $   --     $  6,835

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                            Condensed Consolidating Statement of Cash Flows
                                                 For the year ended December 31, 2001
                                                        (dollars in thousands)

                                                           Parent    Guarantors  Non-Guarantors  Elimination Consolidated
                                                          -------- ------------  --------------  -----------
Operating activities:
Net cash provided by operating activities .............   $  7,404       7,959    $  3,872       $   --      $ 19,235
                                                          --------    --------    --------       --------    --------

Investing activities:
     Additions to property and equipment ..............       --        (7,973)     (3,609)          --       (11,582)
     Additions to deferred financing and
      other non-current assets ........................       --          (386)       --             --          (386)
     Transfers to restricted cash, net ................       --        (1,014)        (79)          --        (1,093)
                                                          --------    --------    --------       --------    --------
Net cash used by investing activities .................       --        (9,373)     (3,688)          --       (13,061)
                                                          --------    --------    --------       --------    --------

Financing activities:
         Issuance of New Preferred Stock ..............     15,000        --          --             --        15,000
         Payment to holders of Discount Notes .........    (15,000)       --          --             --       (15,000)
     Receipt in connection with lease .................        102        --          --             --           102
     Payment on revolving line of credit ..............     (7,500)       --          --             --        (7,500)
     Payment of long-term debt ........................       --           (17)       (228)          --          (245)
     Dividends paid on preferred stock ................         (6)       --          --             --            (6)
                                                           -------    --------    --------       --------    --------
Net cash used by financing activities .................     (7,404)        (17)       (228)          --        (7,649)
                                                           --------   --------    --------       --------    --------

Net decrease in cash and cash equivalents .............       --        (1,431)        (44)          --        (1,475)
Cash and cash equivalents, beginning of year ..........       --         9,317       1,407           --        10,724
                                                          --------    --------    --------       --------    --------
Cash and cash equivalents, end of year ................   $   --      $  7,886    $  1,363       $   --      $  9,249
                                                          ========    ========    ========       ========    ========

Supplemental Disclosure:
    Interest paid .....................................   $  1,175    $  4,030    $    958       $   --      $  6,163
    Income taxes paid .................................   $    257    $   --      $   --         $   --      $    257
    Accretion of preferred dividends ..................   $  3,768    $   --      $   --         $   --      $  3,768

Q. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

                                          HARBORSIDE HEALTHCARE CORPORATION AND SUBSIDIARIES
                                            Condensed Consolidating Statement of Cash Flows
                                                 For the year ended December 31, 2002
                                                        (dollars in thousands)

                                                          Parent    Guarantors Non-Guarantors  Elimination  Consolidated
                                                          --------  --------    -------------  -----------  ------------
Operating activities:
Net cash provided by operating activities .............   $  25,579  $ (9,287)   $     824   $     --     $ 17,116
                                                          ---------  --------    ---------   ----------   --------

Investing activities:
     Additions to property and equipment ..............       --       (14,935)     (1,491)        --      (16,426)
     Additions to deferred financing and
      other non-current assets ........................       --        (6,219)       --           --       (6,219)
     Transfers (to) from restricted cash, net .........       --          (894)        181         --         (713)
     Purchase of interest rate cap ....................       (329)       --          --           --         (329)
                                                          --------    --------    --------    ---------   --------
Net cash used by investing activities .................       (329)    (22,048)     (1,310)        --      (23,687)
                                                          --------    --------    --------    ---------   --------

Financing activities:
     Payment on revolving line of credit ..............    (25,250)       --          --           --      (25,250)
     Borrowings under secured credit facility .........       --        43,015        --           --       43,015
     Payment of long-term debt ........................       --           (22)       (253)        --         (275)
                                                          --------    --------    --------    ---------   --------
Net cash provided (used) by financing activities ......    (25,250)     42,993        (253)        --       17,490
                                                          --------    --------    --------    ---------   --------

Net increase (decrease) in cash and cash equivalents ..       --        11,658        (739)        --       10,919
Cash and cash equivalents, beginning of year ..........       --         7,886       1,363         --        9,249
                                                          --------    --------    --------    ---------   --------
Cash and cash equivalents, end of year ................   $   --      $ 19,544    $    624    $    --     $ 20,168
                                                          ========    ========    ========    =========   ========

Supplemental Disclosure:
    Interest paid .....................................   $    688    $  3,148    $  1,041    $    --     $  4,877
    Income taxes paid .................................   $    226    $   --      $   --      $    --     $    226
    Accretion of preferred dividends ..................   $  2,223    $   --      $   --      $    --     $  2,223

R. SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company’s unaudited quarterly financial information follows:

                                                     Year Ended December 31, 2000
                                                     ----------------------------

                                                   First         Second            Third           Fourth
                                                  Quarter       Quarter           Quarter          Quarter       Total
                                             -------------    -------------    -------------    -------------    --------------

Total net revenues ........................   $  78,976,000    $  79,414,000    $  80,927,000    $  83,355,000    $ 322,672,000
Income (loss) from operations .............       2,075,000        2,379,000       (6,219,000)         982,000         (783,000)

Loss before
 income taxes .............................      (3,949,000)      (3,325,000)     (11,944,000)      (3,166,000)     (22,384,000)
Income tax (benefit) expense ..............      (1,540,000)      (1,297,000)      (4,658,000)      21,817,000       14,322,000
                                              -------------    -------------    -------------    -------------    -------------
Net loss ..................................      (2,409,000)      (2,028,000)      (7,286,000)     (24,983,000)     (36,706,000)
Preferred stock dividends .................      (1,630,000)      (1,685,000)      (1,741,000)      (1,797,000)      (6,853,000)
                                              -------------    -------------    -------------    -------------    -------------
Loss applicable to
common shares .............................      (4,039,000)      (3,713,000)      (9,027,000)     (26,780,000)     (43,559,000)
                                              =============    =============    =============    =============    =============

Loss per
 common share:
   Basic and Diluted ......................   $       (0.56)   $       (0.51)   $       (1.24)   $       (3.69)   $      (6.00)
                                              =============    =============    =============    =============    ============

                                                     Year Ended December 31, 2001
                                                     ----------------------------

                                                    First          Second            Third    Fourth
                                                   Quarter         Quarter          Quarter          Quarter         Total
                                              -------------    -------------    -------------    -------------    -------------

Total net revenues ........................   $  82,086,000    $  86,127,000    $  88,210,000    $  90,315,000    $ 346,738,000
Income (loss) from operations .............      (1,767,000)      (4,815,000)       1,593,000          (58,000)      (5,047,000)

Loss before
 income taxes .............................      (6,436,000)      (7,734,000)        (455,000)      (2,052,000)     (16,677,000)
Income tax expense ........................            --               --               --            225,000          225,000
                                              -------------    -------------    -------------    -------------    -------------
Net loss ..................................      (6,436,000)      (7,734,000)        (455,000)      (2,277,000)     (16,902,000)
Preferred stock dividends .................      (1,860,000)        (905,000)        (497,000)        (512,000)      (3,774,000)
                                              -------------    -------------    -------------    -------------    -------------
Loss applicable to
common shares .............................      (8,296,000)      (8,639,000)        (952,000)      (2,789,000)     (20,676,000)
                                              =============    =============    =============    =============    =============

Loss per
 common share:
   Basic and Diluted ......................   $       (1.13)   $       (1.18)   $       (0.13)   $      (0.38)    $      (2.82)
                                              =============    =============    =============    ============     ============

                                                     Year Ended December 31, 2002
                                                     ----------------------------

                                                  First           Second            Third            Fourth
                                                 Quarter          Quarter          Quarter          Quarter         Total
                                              -------------    -------------    -------------    -------------    -------------

Total net revenues ........................   $  94,511,000    $ 101,011,000    $ 103,756,000    $ 100,946,000    $ 400,224,000
Income (loss) from operations .............       2,094,000        2,263,000         (638,000)      (1,058,000)       2,661,000

Income (loss) before
 income taxes .............................           1,000          457,000       (2,349,000)      (3,528,000)      (5,419,000)
Income tax expense ........................          60,000           60,000           60,000           60,000          240,000
                                              -------------    -------------    -------------    -------------    -------------
Net income (loss) .........................         (59,000)         397,000       (2,409,000)      (3,588,000)      (5,659,000)
Preferred stock dividends .................        (529,000)        (547,000)        (564,000)        (583,000)      (2,223,000)
                                              -------------    -------------    -------------    -------------    -------------
Loss applicable to
common shares .............................        (588,000)        (150,000)      (2,973,000)      (4,171,000)      (7,882,000)
                                              =============    =============    =============    =============    =============

Loss per common share (1):

   Basic and Diluted ......................   $       (0.08)   $       (0.02)   $       (0.39)   $       (0.55)   $      (1.05)
                                              =============    =============    =============    =============    ============

(1) Due to rounding, the addition of loss per common share by quarter may not equal total loss per common share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company pays no additional remuneration to its employees or to executives of Investcorp S.A. for serving as directors.

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name and Principal Offices with the Company

 NAME                    AGE   POSITION
 ----                    ---   --------
Stephen L. Guillard      53    Chairman, Chief Executive Officer and Director
Damian N. Dell'Anno      43    President, Chief Operating Officer and Director
William H. Stephan       46    Senior Vice President, Chief Financial Officer and Director
Lars  C. Haegg           37    Director
James O. Egan            54    Director
William C. McCollum      31    Director
Bruce Tully              53    Director

Stephen L. Guillard has served as Chief Executive Officer of the Company since March 21, 1996 (and President from March 21, 1996 through August 30, 2001) and of the predecessors of the Company since May 1988 and as a Director and Chairman of the Board of the Company since its incorporation in March 1996. Mr. Guillard previously served as Chairman, President and Chief Executive Officer of Diversified Health Services (“DHS”), a long-term care company which Mr. Guillard co-founded in 1982. DHS operated approximately 7,500 long-term care and assisted living beds in five states. Mr. Guillard has a total of 29 years of experience in the long-term care industry and is a licensed Nursing Home Administrator.

Damian N. Dell’Anno has served as President of the Company since August 30, 2001, as Chief Operating Officer since March 21, 1996 and as a Director since August 1998. Mr. Dell’Anno previously had served as Executive Vice President of Operations of the Company since March 21, 1996 and its predecessors since 1994. From 1993 to 1994, he served as the head of the specialty services group for the predecessors of the Company and was instrumental in developing the Company’s rehabilitation therapy business. From 1989 to 1993, Mr. Dell’Anno was Vice President of Reimbursement for the predecessors of the Company. From 1988 to 1989, Mr. Dell’Anno served as Director of Budget, Reimbursement and Cash Management for The Mediplex Group, Inc. (“Mediplex”), a long-term care company. Mr. Dell’Anno has a total of 19 years of experience in the long-term care industry.

William H. Stephan has served as Senior Vice President and Chief Financial Officer of the Company since March 21, 1996 and its predecessors since joining the Company in 1994. Mr. Stephan has served as a Director of the Company since August 1998. From 1986 to 1994, Mr. Stephan was a Manager in the health care practice of Coopers & Lybrand LLP. His clients there included long-term care facilities, continuing care retirement centers, physician practices and acute care hospitals. Mr. Stephan is a Certified Public Accountant and a member of the Healthcare Financial Management Association.

Lars C. Haegg has served as a Director of Investcorp S.A. since 1998. Prior to joining Investcorp S.A., Mr. Haegg worked with McKinsey & Company where he was responsible for leading consulting teams for media, retail and electronics clients. Mr. Haegg previously worked with Strategic Planning Associates (now Mercer Management Consulting) in the telecommunications and consumer goods sectors. He is a director of Stratus Computer Systems International S.A. and H.S. TelePacific Holdings Corp.

James O. Egan has served as a Director of Investcorp S.A. since January 1999. Prior to joining Investcorp S.A., he was employed by KPMG, an accounting firm, as a Partner; Riverwood International, a paperboard, packaging and machinery company, as Senior Vice President and Chief Financial Officer; and Coopers & Lybrand LLP, an accounting firm, as a Partner. He is a director of CSK Auto Corporation, Werner Holding Co. (DE), Inc., IWO Holdings, Inc. (Independent Wireless One Corporation) and Jostens Inc.

William C. McCollum has served as a Director of Investcorp S.A. since May 1996. Prior to joining Investcorp S.A., Mr. McCollum was a financial Analyst with Chase Securities Inc. He is a director of the Neptune Technology Group Holdings Inc.

Bruce Tully has served as a Director of Investcorp S.A. since June 2002. Prior to joining Investcorp S.A., Mr. Tully co-founded a venture capital firm, funded in part by Deutsche Bank. Mr. Tully had previously been an employee of Bankers Trust (which was acquired by Deutsche Bank in 1999) providing debt, equity, and merger and acquisition services for some of the country’s premier financial sponsors firms.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company:

NAME                      AGE   POSITION
----                      ---   --------

Stephen L. Guillard       53    Chief Executive Officer and Director
Damian N. Dell'Anno       43    President, Chief Operating Officer and Director
William H. Stephan        46    Senior Vice President, Chief Financial Officer and Director
Bruce J. Beardsley        39    Senior Vice President of Acquisitions
Steven Raso               38    Senior Vice President of Operations *

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

Steven V. Raso served as Senior Vice President of Operations from 1998 to 2003. From 1994 to 1998, he served as Vice President of Reimbursement for the Company and he served as Director of Reimbursement and Budgets from 1989 to 1994. In these capacities, Mr. Raso was responsible for various aspects of Company Operations, including the Medicare and Medicaid reimbursement cost reporting functions, including audits, appeals, licensing and rate determinations. Mr. Raso also oversaw the budgeting, accounts receivable and compliance departments within the Company.

* Mr. Raso's service as the Company's Senior Vice President of Operations ceased in March 2003.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for 2002, 2001 and 2000 awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”).

                                    Annual Compensation                     Long Term Compensation
                                    -------------------                     ----------------------
                                                                            Awards          Payouts
                                                       Other                    Securities
                                                       Annual      Restricted   Underlying All Other
Name and                                     Bonus     Compen-     Stock        Options/   Compen-
Principal Position         Year   Salary     (1)(2)    sation      Award(s)(3)  SARs       sation (4)
------------------         ----   -------   -------    ---------   -----------  ----       ----------

Stephen L. Guillard        2002  $ 496,159 $ 125,000  $  -         $     -            -    $  36,977
Chief Executive            2001    423,094    95,000     -               -      320,000       34,794
Officer                    2000    397,523    86,250     -            1,550           -       28,280

Damian N. Dell'Anno        2002    347,319    70,000     -               -            -       20,420
President and Chief        2001    300,780    70,000     -               -      150,000       17,768
Operating Officer          2000    281,259    45,000     -            1,010           -       13,750

William H. Stephan         2002    297,681    60,000     -               -            -       15,566
Senior Vice                2001    253,842    55,000     -               -      105,000       13,349
President and              2000    227,692    38,000     -              700           -       11,295
Chief Financial
Officer

Bruce J. Beardsley         2002    272,886    55,000     -               -            -       16,573
Senior Vice                2001    238,078    50,000     -               -      105,000       14,415
President of               2000    226,249    40,000     -              700           -       11,000
Acquisitions

Steven V. Raso             2002    198,462    40,000     -               -            -       12,686
Senior Vice                2001    181,538    35,000     -               -       67,500       11,515
President of               2000    177,499    28,000     -              490           -        8,750
Operations

(1)  On May 23, 2001, in recognition of the successful completion of the
     Company's financial restructuring plan, the Company's Board of Directors awarded bonus payments in the amounts of $95,000, $70,000, $55,000, $50,000 and $35,000 to Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso,
     respectively.
(2)  On September 27, 2002 the Board of Directors, in recognition of the successful refinancing of the Company's Credit Facility, awarded bonus payments in the amounts of $125,000, $70,000, $60,000, $55,000 and $40,000 to Messrs. Guillard, Dell'Anno, Stephan, Beardsley and Raso, respectively.

(3)  On September 29, 2000, the Company granted 155,000, 101,000, 70,000, 70,000 and 49,000 shares of restricted stock to Messrs. Guillard, Dell'Anno,
     Stephan, Beardsley and Raso, respectively. As part of this stock issuance, options granted on August 11, 1998 to purchase shares of the Company's
     Class C common stock at $25.00 per share in the amounts of 160,904,
     104,666, 72,641, 72,641, and 50,771 shares for Messrs. Guillard, Dell'Anno,
     Stephan, Beardsley and Raso, respectively, were cancelled. One-third of the shares of restricted stock vest annually beginning on December 31, 2001. As of December 31, 2001, the aggregate restricted stock holdings for each of the Named Executive Officers consisted of the following: Mr. Guillard,
     155,000 shares with a value of $1,510; Mr. Dell'Anno, 101,000 shares with a value of $1,010; Mr. Stephan, 70,000 shares with a value of $700; Mr.
     Beardsley, 70,000 shares with a value of $700; and Mr. Raso, 49,000 shares with a value of $490.

(4)  Includes matching contributions made by the Company under its Supplemental
     Executive Retirement Plan and 401(k) Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any stock options or stock appreciation rights to its named executives during 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information concerning the aggregate number of exercisable and unexercisable stock options and stock appreciation rights held by the named executives as of the end of 2002. No stock options were exercised by the Named Executive Officers during 2002.

                               NUMBER OF
                               SECURITIES                 VALUE OF
                               UNDERLYING                 UNEXERCISED
                               UNEXERCISED                IN-THE MONEY
                               OPTIONS/SARS AT            OPTIONS/SARS AT
                               FISCAL YEAR END            FISCAL YEAR END

                               EXERCISABLE/                EXERCISABLE/
         NAME                  UNEXERCISABLE            UNEXERCISABLE (1)
         ----                  -------------            -----------------

       Stephen L. Guillard       160,000/160,000                  $   -
       Damian N. Dell'Anno         85,560/75,000                      -
       William H. Stephan          90,832/52,500                      -
       Bruce J. Beardsley          91,662/52,500                      -
       Steven V. Raso              55,690/33,750                      -

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

In response to a reduction in Federal funding of the Medicare program, Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso voluntarily elected to reduce their salaries by ten percent effective December 1, 2002. The salaries of Messrs. Guillard, Dell’Anno, Stephan, Beardsley and Raso were reduced to $450,000, $315,000, $270,000, $247,500 and $180,000, respectively, effective December 1, 2002. Under the terms of these Employment Agreements, the salaries of each officer will be subject to further adjustment at the discretion of the Compensation Committee of the Board of Directors of the Company.

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

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective September 15, 1995, Harborside established a Supplemental Executive Retirement Plan (“SERP”) to provide benefits for key employees of Harborside. Participants may defer up to 25% of their salary and bonus compensation by making contributions to the SERP. Amounts deferred by the participant are credited to his or her account and are always fully vested. Through December 31, 2002, Harborside matched 50% of amounts contributed until 10% of base salary had been contributed. In response to a recent reduction in Federal funding of the Medicare program, the Company amended the SERP effective January 1, 2003 to eliminate additional employer matching contributions effective as of that date. Matching contributions made by Harborside become vested as of January 1 of the second year following the end of the plan year for which contributions were credited, provided the employee is still employed with Harborside on that date. In addition, participants will be fully vested in such matching contribution amounts in the case of death or permanent disability or at the discretion of Harborside. Participants are eligible to receive benefits distributions upon retirement or in certain pre-designated years. Participants may not receive distributions prior to a pre-designated year, except in the case of termination, death or disability or demonstrated financial hardship. Only amounts contributed by the employee may be distributed because of financial hardship. Although amounts deferred and Company matching contributions are deposited in a “rabbi trust,” they are subject to risk of loss. If Harborside becomes insolvent, the rights of participants in the SERP would be those of an unsecured general creditor of Harborside.

STOCK INCENTIVE PLAN

In connection with the Merger, the Company adopted the Harborside Healthcare Corporation Stock Incentive Plan (the “Stock Option Plan”). Initially, 806,815 shares were made available to be awarded under the Stock Option Plan, representing approximately 10% of the shares of common stock of Harborside outstanding immediately after the Merger, determined after giving effect to the exercise of the options issued or issuable under the Stock Option Plan. Options to purchase 602,996 shares of Class C Common Stock were granted to members of the Company’s management upon consumation of the Merger. All options granted under the Stock Option Plan during 1998 were granted with an exercise price equal to $25.00, equal to the fair market value of the stock on the date of grant. Options granted under the Stock Option Plan during 1998 were to vest at the end of a seven year period or earlier if certain financial performance criteria were met. All options granted under the Stock Option Plan during 1998 and still outstanding as of September 29, 2000 were cancelled on that date in connection with the issuance of the Restricted Shares.

Effective November 19, 2001, the Company granted options to purchase 883,000 shares of common stock with an exercise price equal to $1.25 per share. These options become exercisable to the extent of one-fourth of the number of option shares on December 31, 2001, one-fourth of the number of option shares on December 31, 2002, one-fourth of the number of option shares on December 31, 2003 and one-fourth of the number of option shares on December 31, 2004. In certain circumstances, vesting of these options is accelerated. These options terminate (with certain exceptions) thirty days after the seventh anniversary of their date of grant. All options granted under the Stock Option Plan during 2001 were granted with an exercise price not less than the fair market value of the stock on the date of grant.

Effective September 25, 2002, the Company granted options to purchase 50,500 shares of common stock with an exercise price equal to $1.25 per share. These options become exercisable to the extent of one-fourth of the number of option shares on December 31, 2002, one-fourth of the number of option shares on December 31, 2003, one-fourth of the number of option shares on December 31, 2004 and one-fourth of the number of option shares on December 31, 2005. In certain circumstances, vesting of these options is accelerated. These options terminate (with certain exceptions) thirty days after the seventh anniversary of their date of grant. All options granted under the Stock Option Plan during 2002 were granted with an exercise price not less than the fair market value of the stock on the date of grant.

The Stock Option Plan is administered by the Board of Directors of the Company. The Board of Directors designates which employees of the Company will be eligible to receive awards under the Stock Option Plan, and the amount, timing, and other terms and conditions applicable to such awards. A maximum of 1,600,000 shares have been reserved for issuance in connection with the Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides equity compensation plan information at December 31, 2002:

                                                 Equity Compensation Plan Information

                                                                                          Number of securities
                                    Number of securities                                  remaining available for
                                    to be issued                Weighted-average          future issuance under
                                    upon exercise               exercise price of         equity compensation plans
                                    outstanding options,        outstanding options,      (excluding securities
         Plan category              warrants and rights         warrants and rights       reflected in column (a))
         -------------              -------------------         -------------------       ------------------------
                                          (a)                           (b)                        (c)

         Equity compensation
           plans approved by
           security holders               1,043,494                        $2.50                       1,500

         Equity compensation
           plans not approved
           by security holders                -                              -                           -
                                        -----------                      -------                  ----------

                 Total                    1,043,494                        $2.50                       1,500
                                        ===========                      =======                  ==========

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

As of March 1, 2003, there were 661,332 shares of Harborside Class A Common Stock, 20,000 shares of Harborside Class D Common Stock and no shares of Common Stock outstanding. Holders of shares of Harborside Class A Common Stock and Common Stock of the Company are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL. Holders of Harborside Class D Common Stock are entitled to 330 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the DGCL.

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

The following table sets forth certain information regarding the beneficial ownership of the voting stock of the Company as of March 1, 2003. The table sets forth, as of that date, (i) each person known by the Company to be the beneficial owner of more than 5% of any class of voting stock of the Company, (ii) each person who was a director of the Company or a Named Executive Officer of the Company and (iii) all directors of the Company and executive officers of the Company as a group. None of the Company’s directors or officers own shares of Harborside Class D Common Stock. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

                        HARBORSIDE CLASS A COMMON STOCK
                                          (9% Of Voting Power)

Name and address of               Number of   Number of               Percent of
Beneficial Owner (1)             Shares (2) Options (3)        Total   Class (4)
--------------------             ---------- ------------       -----   ---------

George Krupp (5)                   196,079        --          196,079       29.6
Douglas Krupp (5)                  196,079        --          196,079       29.6
Stephen L. Guillard                177,688        --          177,688       26.9
Damian N. Dell'Anno                 47,563    10,560           58,123        8.7
Bruce J. Beardsley                      --    39,162           39,162        5.6
William H. Stephan                     400    38,332           38,732        5.5
Steven V. Raso                          --    21,940           21,940        3.2
Lars C. Haegg                           --        --               --         --
James O. Egan                           --        --               --         --
William C. McCollum                     --        --               --         --
Bruce Tully                             --        --               --         --
All directors and executive
officers asa group (9 persons)     225,651   109,994          335,645       43.5

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
(4)  Reflects the percentage such shares and options represent of the number of outstanding shares of such class of the Company's common stock after giving effect to the exercise of options owned by such person or persons.
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
(9)  CIP Limited ("CIP") owns no stock in the Company. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam
     Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill
     Limited, Radial Limited, Shoreline Limited and Zinnia Limited (See note
     (10) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of the Company held by such entities because CIP acts as a director of such entities and the ultimate beneficial stockholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of the Company's voting stock.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the date of filing this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     10.2(a)*            Loan Agreement,dated October 13, 1994, among Meditrust Mortgage Investments, Inc.
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

     10.37+              Senior Officer Stock Option Agreement Pursuant to the Harborside Healthcare Stock
                         Incentive Plan.

     10.38+              Stock Option Agreement Pursuant to the Harborside Healthcare Stock Incentive Plan.

     21.1                Subsidiaries of the Registrant

     99.3(b)             Loan and Security Agreement dated September 13, 2002

      *                  Incorporated by reference to the Registrant's Registration Statement on
                         Form S-1 (Registration No. 333-3096)

      **                 Incorporated by reference to the Registrant's Registration Statement on
                         Form S-4(Registration No. 333-51633)

      ***                Incorporated by reference to the Registran's Quarterly Report on Form 10-Q for the
                         quarter ended September 30, 2000 (Registration No. 333-64679)

      ****               Incorporated by reference to the Registrant's Registration Statement on Form S-4
                         (Registration No. 333-64679)

      *****              Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Registration No. 333-64679)

      #                  Replaces previously filed exhibit

      +                  Management contract or compensation plan or arrangement required to be filed as an exhibit.

    (b)                  Reports on Form 8-K:

                         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2003.

                                       HARBORSIDE HEALTHCARE
                                       CORPORATION

                                       By   /s/ Stephen L. Guillard
                                            -----------------------
                                           Chairman, Chief Executive Officer
                                           and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ Stephen L. Guillard        Chairman, Chief Executive Officer and Director                  March 31, 2003
-----------------------
                               (Principal Executive Officer)

/s/ Damian N. Dell'Anno        President, Chief Operating Officer and Director                 March 31, 2003
-----------------------

/s/ William H. Stephan         Senior Vice President, Chief Financial Officer and Director     March 31,2003
----------------------
                               (Principal Financial and Accounting Officer)

/s/ Lars C. Haegg              Director                                                        March 31, 2003
-----------------

/s/ James O. Egan              Director                                                        March 31, 2003
-----------------

/s/ William C. McCollum        Director                                                        March 31, 2003
-----------------------

/s/ Bruce Tully                Director                                                        March 31, 2003
---------------

CERTIFICATIONS

I, Stephen L. Guillard, certify that:

     1.   I have reviewed this annual report on Form 10-K of Harborside
          Healthcare Corporation;

     2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Harborside Healthcare Corporation as of, and for, the
          periods presented in this annual report;

     4.   Harborside Healthcare Corporation's other certifying officer and
          I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
          15d-14) for Harborside Healthcare Corporation and we have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to Harborside Healthcare Corporation, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of Harborside Healthcare Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented in this annual report our conclusions about the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.   Harborside Healthcare Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Harborside
          Healthcare Corporation's auditors and Harborside Healthcare
          Corporation's board of directors:

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect Harborside Healthcare
          Corporation's ability to record, process, summarize and report financial data and have identified for Harborside Healthcare
          Corporation's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in Harborside Healthcare
          Corporation's internal controls; and

     6.   Harborside Healthcare Corporation's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

                                                              /s/ Stephen L. Guillard
                                                              ------------------------------------------
                                                              Stephen L. Guillard,
                                                              Chairman and Chief Executive Officer

I, William H. Stephan, certify that:

   1.   I have reviewed this annual report on Form 10-K of Harborside
          Healthcare Corporation;

     2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Harborside Healthcare Corporation as of, and for, the
          periods presented in this annual report;

     4.   Harborside Healthcare Corporation's other certifying officer and
          I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
          15d-14) for Harborside Healthcare Corporation and we have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to Harborside Healthcare Corporation, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of Harborside Healthcare Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented in this annual report our conclusions about the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.   Harborside Healthcare Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Harborside
          Healthcare Corporation's auditors and Harborside Healthcare
          Corporation's board of directors:

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect Harborside Healthcare
          Corporation's ability to record, process, summarize and report financial data and have identified for Harborside Healthcare
          Corporation's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in Harborside Healthcare
          Corporation's internal controls; and

     6.   Harborside Healthcare Corporation's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

                                                              /s/ William H. Stephan
                                                              ------------------------------------------
                                                              William H. Stephan,
                                                              Senior Vice President and Chief Financial
                                                              Officer

                                                   Harborside Healthcare Corporation
                                                           One Beacon Street
                                                           Boston, MA 02210

March 30, 2003

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

64.  LTC Leasing, LLC                            Delaware